Form 10-K/A
period 2014-08-31
Stellar Biotechnologies, Inc.
filed 2014-11-21
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents incorporated by reference: NONE

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment No. 1”) of Stellar Biotechnologies, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended August 31, 2014 (the “Original Filing”) which was filed with the Securities and Exchange Commission on November 14, 2014. The Company is filing this Amendment No. 1 solely to provide Exhibit 101 that was not included in the Original Filing.

Exhibit 101 to this Amendment No. 1 provides the following materials from the Original Filing formatted in XBRL (eXtensible Business Reporting Language) with detailed footnote tagging: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statements of changes in equity and (v) notes to financial statements. This Amendment No. 1 is an exhibit-only filing.

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the Interactive Data File is required to be submitted by six business days.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to November 14, 2014.

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Amendment No. 1

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, dated June 12, 2007 (included as Exhibit 1(a) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.2	Certificate of Amendment, dated April 15, 2008 (included as Exhibit 1(b) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.3	Certificate of Continuation of the Company, dated November 25, 2009 (included as Exhibit 1(c) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.4	Certificate of Name Change of the Company, dated April 7, 2010 (included as Exhibit 1(f) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.5	Notice of Articles of the Company, dated April 7, 2010 (included as Exhibit 1(g) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.6	Articles of the Company, effective November 20, 2009 (included as Exhibit 1(h) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.1	Patent Assignment Agreement between the Company and Frank Oakes, dated August 14, 2002 (included as Exhibit 4(a) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.2	Sublease Agreement between the Company and the Port Hueneme Surplus Property Authority, dated October 2, 2000 (included as Exhibit 4(j) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.3	Sublease Agreement between the Company and the Port Hueneme Surplus Property Authority, dated March 21, 2005 (included as Exhibit 4(k) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.4	Lease Agreement between the Company and Beachport Center, dated March 29, 2011 (included as Exhibit 4(l) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.5	Supply Agreement between the Company and Neovacs S.A. for subunit KLH, effective January 1, 2008 (included as Exhibit 4(14) to the Company’s Amendment No. 2 to its Registration Statement on Form 20-F filed on July 5, 2012, and incorporated herein by reference).

10.6	Supply Agreement between the Company and Neovacs S.A. for KLH raw material, effective January 1, 2008 (included as Exhibit 4(15) to the Company’s Amendment No. 2 to its Registration Statement on Form 20-F filed on July 5, 2012, and incorporated herein by reference).

10.7	Research Collaboration Agreement between the Company and Bayer Innovation GmbH, dated August 27, 2009 (included as Exhibit 4(16) to the Company’s Amendment No. 2 to its Registration Statement on Form 20-F filed on July 5, 2012, and incorporated herein by reference).

10.8	Agreement between the Company and Life Diagnostics, effective October 18, 2011 (included as Exhibit 4(18) to the Company’s Amendment No. 2 to its Registration Statement on Form 20-F filed on July 5, 2012, and incorporated herein by reference).

10.9#	License Agreement between the Company and University of Guelph, dated July 24, 2013 (included as Exhibit 99.1 to the Company’s Report on Form 6-K filed on AuHgust 30, 2013, and incorporated herein by reference).

10.10	Share Option Plan, as Amended, dated December 13, 2011 (included as Exhibit 10(b) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.11	Fixed Share Option Plan dated December 18, 2013 (included as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.12	Shareholder’s Rights Plan, As Amended, dated January 9, 2014 (included as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.13@	Performance Share Plan dated April 9, 2010 (included as Exhibit 10(d) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.14	Advance Notice Policy, adopted October 31, 2013 (included as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.15	Amendment One to Lease Agreement between the Company and Beachport Center, dated June 24, 2014 (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.16	Sublease Amendment No. 2 to Sublease Agreement between the Company and the Port Hueneme Surplus Property Authority, dated October 2, 2000 ((included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.17	Sublease Amendment No. 1 to Sublease Agreement between the Company and the Port Hueneme Surplus Property Authority, dated March 21, 2005 (included as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

14.1	Code of Ethics and Business Conduct (included as Exhibit 99.4 to the Company’s Report on Form 6-K filed on August 14, 2014, and incorporated herein by reference).

21	Subsidiaries of Stellar Biotechnologies, Inc. (included as Exhibit 21 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed herewith).

@	Management contract or compensatory plan or arrangement.

#	Confidential treatment has been granted for certain portions of this exhibit. Original copies have been filed separately with the Securities and Exchange Commission pursuant to Rule 24B-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2014	STELLAR BIOTECHNOLOGIES, INC.

/s/ Frank R. Oakes
Frank R. Oakes President and Chief Executive Officer (Principal Executive Officer)