Form 10-Q
period 2014-12-31
Stellar Biotechnologies, Inc.
filed 2015-02-09
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of February 1, 2015, the registrant had 79,546,650 common shares issued and outstanding.

Stellar Biotechnologies, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended December 31, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited)

(Expressed in U.S. Dollars )

	December 31,	September 30,	August 31,
	2014	2014	2014

Assets:

Current assets:
Cash and cash equivalents	$12,763,533	$13,769,953	$13,427,404
Accounts receivable	35,981	44,159	56,575
Short-term investments	-	448,632	458,098
Inventory	134,308	34,891	-
Prepaid expenses	86,417	125,840	128,593

Total current assets	13,020,239	14,423,475	14,070,670

Noncurrent assets:
Property, plant and equipment, net	389,654	388,340	387,392
Deposits	15,900	15,900	15,900

Total noncurrent assets	405,554	404,240	403,292

Total Assets	$13,425,793	$14,827,715	$14,473,962

Liabilities and Shareholders' Equity:

Current liabilities:
Accounts payable and accrued liabilities	$550,574	$585,047	$526,626
Deferred revenue	86,667	86,667	15,000
Warrant liability, current portion	3,318,103	460	879,040

Total current liabilities	3,955,344	672,174	1,420,666

Long-term liabilities:
Warrant liability, less current portion	233,607	3,690,806	5,352,663

Total Liabilities	4,188,951	4,362,980	6,773,329

Commitments (Note 7)

Shareholders' equity:
Common shares, unlimited common shares authorized, no par value, 79,546,650, 79,419,850, and 78,268,850 issued and outstanding at December 31, September 30, and August 31, 2014, respectively	37,940,641	37,883,877	36,240,838
Accumulated share-based compensation	5,131,964	5,073,144	5,079,985
Accumulated deficit	(33,835,763)	(32,492,286)	(33,620,190)

Total shareholders' equity	9,236,842	10,464,735	7,700,633

Total Liabilities and Shareholders' Equity	$13,425,793	$14,827,715	$14,473,962

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars )

	Three Months Ended		One Month Ended
	December 31,	December 31,	September 30,
	2014	2013	2014

Revenues:
Contract services revenue	$60,000	$15,000	$20,000
Product sales	152,661	16,085	32,786
Grant revenue	-	27,740	-
	212,661	58,825	52,786

Expenses:
Costs of contract services	16,697	10,406	11,107
Costs of production and aquaculture	160,404	146,931	22,592
Grant costs	-	27,740	-
Research and development	418,821	548,225	178,280
General and administration	942,153	1,021,130	293,130
	1,538,075	1,754,432	505,109

Other Income (Loss)
Foreign exchange gain (loss)	(161,112)	(16,508)	(97,866)
Increase (decrease) in fair value of warrant liability	139,556	(3,880,195)	1,680,040
Investment income	13,293	15,920	1,853
	(8,263)	(3,880,783)	1,584,027

Income (Loss) Before Income Tax	(1,333,677)	(5,576,390)	1,131,704
Income tax expense	9,800	800	3,800

Net Income (Loss)	$(1,343,477)	$(5,577,190)	$1,127,904

Income (loss) per common share - basic	$(0.02)	$(0.08)	$0.01
Income (loss) per common share - diluted	$(0.02)	$(0.08)	$0.01
Weighted average number of common shares outstanding:
Basic	79,461,013	73,978,736	78,675,750
Diluted	79,461,013	73,978,736	87,140,449

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars )

	Three Months Ended		One Month Ended
	December 31,	December 31,	September 30,
	2014	2013	2014

Cash Flows Used In Operating Activities:
Net income (loss)	$(1,343,477)	$(5,577,190)	$1,127,904

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	37,535	31,811	12,529
Share-based compensation	86,865	468,717	36,509
Foreign exchange (gain) loss	161,112	16,508	97,866
Change in fair value of warrant liability	(139,556)	3,880,195	(1,680,040)
			-
Changes in working capital items:
Accounts receivable	8,045	158,284	12,352
Inventory	(99,417)	-	(34,891)
Prepaid expenses	36,469	2,101	490
Accounts payable and accrued liabilities	(33,120)	(67,314)	58,922
Deferred revenue	-	-	71,667

Net cash used in operating activities	(1,285,544)	(1,086,888)	(296,692)

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(38,849)	(209,129)	(13,477)
Purchase of short-term investments	-	-	(2,491)
Proceeds on maturities of short-term investments	442,911	-	-

Net cash provided by (used in) investing activities	404,062	(209,129)	(15,968)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants and options	28,719	2,557,714	739,292

Net cash provided by financing activities	28,719	2,557,714	739,292

Effect of exchange rate changes on cash and cash equivalents	(153,657)	(14,165)	(84,083)

Net change in cash and cash equivalents	(1,006,420)	1,247,532	342,549
Cash and cash equivalents - beginning of period	13,769,953	15,478,038	13,427,404
Cash and cash equivalents - end of period	$12,763,533	$16,725,570	$13,769,953

Supplemental disclosure of non-cash transactions (Note 10)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

1.	Nature of Operations and Going Concern

Stellar Biotechnologies, Inc. (“the Company”) is organized under the laws of British Columbia, Canada. The Company’s common shares are quoted on the U.S. OTCQB Marketplace Exchange under the trading symbol, SBOTF, and are listed on the TSX Venture Exchange as a Tier 2 issuer under the trading symbol, KLH.

On April 7, 2010, the Company changed its name from CAG Capital, Inc. to Stellar Biotechnologies, Inc. On April 12, 2010, the Company completed a reverse merger transaction with Stellar Biotechnologies, Inc. a California corporation, which was founded in September 1999, and remains the Company’s wholly-owned subsidiary and principal operating entity. The Company’s executive offices are located at 332 E. Scott Street, Port Hueneme, California, 93041, USA, and its registered and records office is Royal Centre, 1055 West Georgia Street, Suite 1500, Vancouver, BC, V6E 4N7, Canada.

Nature of Operations

The Company’s business is the aquaculture, research and development, manufacture and commercialization of Keyhole Limpet Hemocyanin (“KLH”). The Company markets and distributes its KLH products to biotechnology and pharmaceutical companies, academic institutions, and clinical research organizations in Europe, United States, and Asia.

Going Concern

For the three months ended December 31, 2014 and 2013, the Company reported net losses of approximately $1.3 million and $5.6 million, respectively. For the one month ended September 30, 2014, the Company reported net income of approximately $1.1 million. The most significant factor in the fluctuations in net income and losses relates to noncash changes in the fair value of warrant liability, which was a gain of $139,556, a loss of $3,880,195 and a gain of $1,680,040 for the three months ended December 31, 2014 and 2013 and the one month ended September 30, 2014, respectively. As of December 31, 2014, the Company had an accumulated deficit of approximately $33.8 million and working capital of approximately $9.1 million.

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

The accompanying condensed interim consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Functional Currency

The condensed interim consolidated financial statements of the Company are presented in U.S. dollars, unless otherwise stated, which is the Company’s functional currency.

2.	Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2014.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The accompanying condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Stellar Biotechnologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for other interim periods or the year ending September 30, 2015. The condensed interim consolidated financial data at August 31, 2014 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2014, as filed on November 14, 2014 with the SEC.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Change in Fiscal Year End

On June 3, 2014, the Board of Directors of the Company approved a change in the Company’s fiscal year end from August 31 to September 30 of each year. This change to the calendar quarter reporting cycle began September 1, 2014. As a result of the change, the Company had a one-month transition period from September 1, 2014 to September 30, 2014. The unaudited results for the one month ended September 30, 2014 are included in this report. The Company has also included selected unaudited results for the one month ended September 30, 2013 for comparative purposes in Note 12. The audited results for the one month ended September 30, 2014 will be included in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2015, if not filed with the SEC prior thereto.

In addition, the results for the quarter ended December 31, 2014 are compared with the results of the quarter ended December 31, 2013, which have been recast on a calendar quarter basis due to the change in the Company’s fiscal year end from August 31 to September 30.

3.	Significant Accounting Policies

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

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

4.	Inventory

The Company records inventory for custom manufacturing of products for specific customers, including manufacturing under supply agreements. Raw materials include inventory of manufacturing supplies. Work in process includes manufacturing supplies, direct and indirect labor and allocated manufacturing overhead for custom manufacturing in process at the end of the period. There are no finished goods since once the custom manufacturing is complete, goods are shipped to the customer and removed from inventory. Inventory consisted of the following at December 31 and September 30, 2014. There was no inventory for custom manufactured products at August 31, 2014.

	December 31,	September 30,
	2014	2014

Raw materials	$15,212	$10,480
Work in process	119,096	24,411

	$134,308	$34,891

5.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	December 31,	September 30,	August 31,
	2014	2014	2014

Aquaculture system	$58,923	$58,923	$58,923
Laboratory facilities	62,033	62,033	62,033
Computer and office equipment	77,697	77,697	77,697
Tools and equipment	635,766	635,766	622,289
Vehicles	10,997	10,997	10,997
Leasehold improvements	100,036	61,187	61,187
	945,452	906,603	893,126

Less: accumulated depreciation	(555,798)	(518,263)	(505,734)

	$389,654	$388,340	$387,392

Depreciation expense amounted to $37,535, $24,668 and $12,529 for the three months ended December 31, 2014 and 2013 and the one month ended September 30, 2014, respectively.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

6.	Intangible Assets - Licensing Rights

In December 2010, the Company entered into a research collaboration agreement with a customer. When the agreement terminated according to its terms in August 2011, the Company acquired an exclusive, worldwide sub-licensable and royalty-free license for certain technology developed in collaboration with the customer. The Company paid a $200,000 license fee for the licensing rights, which are jointly owned by the Company and the customer. The licensing rights do not have a fixed term or termination provisions. The licensing rights are amortized over the estimated useful life of seven years and are shown net of accumulated amortization and impairment losses. During the year ended August 31, 2014, the Company discontinued its use of these licensing rights and recorded impairment loss for the remaining value of licensing rights.

Amortization expense amounted to $7,143 for the three months ended December 31, 2013.

7.	Commitments

Operating leases

The Company leases three buildings and facilities used in its operations under sublease agreements with the Port Hueneme Surplus Property Authority. In September 2010, the Company exercised its option to extend these sublease agreements for an additional five-year term. The Company has an option to extend the lease for a second additional five-year term.

The Company also leases facilities used for executive offices and laboratories. The Company must pay a portion of the common area maintenance. In July 2014, the Company exercised its option to extend this lease for a two-year term.

Future minimum lease payments are as follows:

December 31,
2014
For The Year Ending September 30,
2015	$118,000
2016	59,000
$177,000

Rent expense on these lease agreements amounted to approximately $46,000, $45,000, and $15,000 for the three months ended December 31, 2014 and 2013 and the one month ended September 30, 2014, respectively.

Purchase obligations

The Company has commitments totaling approximately $60,000 at December 31, 2014 for signed agreements with contract research organizations and consultants, which are scheduled to be paid in accordance with contract terms during the 2015 fiscal year.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

Supply agreements

The Company has four commitments under certain supply agreements with customers for fixed prices per gram on a non-exclusive basis except within that customer’s field of use. Two agreements automatically renew each January unless terminated in writing by either party. One agreement is effective through October 2019 and is renewable for one-year terms upon written request of the customer. One agreement is effective through October 2017 and is renewable for one-year terms upon written request of the customer.

Licensing fees

In July 2013, the Company acquired the exclusive, worldwide license to certain patented technology for the development of human immunotherapies against Clostridium difficile infection (“C. diff”). The license agreement required an initial, non-refundable license fee of $25,000, which was paid in fiscal August 2013, and payment of an aggregate of $200,000 in delayed license fees, which were paid in fiscal August 2014. Beginning September 2014, the terms also require a license fee of $20,000 to be paid annually, creditable against royalties due, if any. Royalties are payable for a percentage of related net sales, if any. License fees are also payable for a percentage of related non-royalty sublicensing revenue, if any. No royalties have been paid to date. The Company also reimbursed patent filing costs of approximately $11,000 and $12,000 in the three months ended December 31, 2014 and 2013, respectively, and will reimburse certain future patent filing, prosecution, and maintenance costs. There were no reimbursed patent filing costs during the one month ended September 30, 2014. License fees and patent cost reimbursements paid during the three months ended December 31, 2014 and 2013 and the one month ended September 30, 2014, have been accounted for as research and development expense in the accompanying condensed interim consolidated statements of operations.

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

Upon execution of the license agreement, the Company issued 371,200 common shares and warrants to purchase up to 278,400 of the Company’s common shares to the licensor. The warrants expired on January 23, 2015 and were not exercised.

The license agreement provides for the Company to pay up to an aggregate of $6,020,000 in milestone payments to the licensor upon achievement of various financing and development targets up to the first regulatory approval. Remaining contingent milestone payments to the licensor totaling $57,025,000 are related to achievement of sales targets. A financing milestone was met during the year ended August 31, 2014, and accordingly, the Company made a milestone payment of $100,000. No milestones were met during the three months ended December 31, 2014 and 2013 and the one month ended September 30, 2014, and there can be no assurance that any of the remaining milestones will be met in the future.

Retirement savings plan 401(k) contributions

The Company sponsors a 401(k) retirement savings plan that requires an annual non-elective safe harbor employer contribution of 3% of eligible employee wages. All employees over 21 years of age are eligible beginning the first payroll after 3 consecutive months of employment. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were approximately $20,000, $16,000 and $5,000 for the three months ended December 31, 2014 and 2013 and the one month ended September 30, 2014, respectively.

Related party commitments

See Note 9.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

8.	Share Capital

The Company had the following transactions in share capital:

	Three Months Ended		One Month Ended
	December 31,	December 31,	September 30,
	2014	2013	2014

Proceeds from exercise of warrants and broker units	$938	$2,419,745	$727,804
Transfer to common shares on exercise of warrants and broker units	426	5,035,567	890,214
Proceeds from exercise of options	27,781	137,969	11,488
Transfer to common shares on exercise of options	27,619	142,405	13,533
Share-based compensation	86,865	468,717	36,509

Number of common shares issued	126,800	4,217,101	1,151,000

Performance shares

There were 10,000,000 common shares allotted as performance shares to be issued to certain officers, directors and employees of the Company based on meeting milestones related to completion of method development for commercial-scale manufacture of KLH, compilation and regulatory submittal of all required chemistry, manufacturing and control data and completion of preclinical toxicity and immunogenicity testing of products under a performance share plan. Share-based compensation was recorded over the estimated vesting period ending in August 2012.

At December 31, 2014, there are 3,838,383 performance shares reserved for issuance.

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

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance - August 31, 2013	11,326,300	$0.57	CDN $

Granted	38,100	0.46	CDN $
Granted	6,047,612	1.33
Exercised	(5,832,300)	0.68	CDN $
Exercised	(60,000)	1.35

Balance - August 31, 2014	11,519,712	$0.97	CDN $

Granted	42,600	0.75	CDN $
Exercised	(1,017,000)	0.75	CDN $

Balance - September 30, 2014	10,545,312	$1.01	CDN $

Exercised	(600)	0.75	CDN $
Expired	(300)	0.75	CDN $

Balance - December 31, 2014	10,544,412	$1.04	CDN $

The weighted average contractual life remaining on the outstanding warrants at December 31, 2014 is 1.30 years.

The following table summarizes information about the outstanding warrants at December 31, 2014:

Exercise Price	Number of Warrants	Expiry Date

CDN$1.25	278,400	January 23, 2015
CDN$0.40	4,000,000	October 25, 2015
CDN$0.40	278,400	January 4, 2016
$1.35	4,701,902	September 9, 2016
$1.05	200,000	September 9, 2016	Broker warrants
$1.35	952,377	September 20, 2016
$1.05	133,333	September 20, 2016	Broker warrants

	10,544,412

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

Warrant liability

Equity offerings conducted by the Company in prior years included the issuance of warrants with exercise prices denominated in Canadian dollars. The Company’s functional currency is the U.S. dollar. As a result of having exercise prices denominated in other than the Company’s functional currency, these warrants meet the definition of derivatives and are therefore classified as derivative liabilities measured at fair value with adjustments to fair value recognized through the consolidated statements of operations. As these warrants are exercised, the fair value of the recorded warrant liability on date of exercise is included in common shares along with the proceeds from the exercise. If these warrants expire, the related decrease in warrant liability is recognized in profit or loss, as part of the change in fair value of warrant liability. There is no cash flow impact as a result of this accounting treatment.

The fair value of the warrants is determined using the Black-Scholes option valuation model at the end of each reporting period. Upon exercise of the warrants, the fair value of warrants included in derivative liabilities is reclassified to equity.

The fair value of warrants exercised during the three months ended December 31, 2014 and 2013 and the one month ended September 30, 2014 was determined using the Black-Scholes option valuation model, using the following weighted average assumptions:

	Three Months Ended		One Month Ended
	December 31, 2014	December 31, 2013	September 30, 2014
Risk free interest rate	1.12%	1.07%	1.12%
Expected life (years)	0.01	0.25	0.03
Expected share price volatility	97%	111%	97%

There were no warrants granted during the three months ended December 31, 2014 and 2013 and the one month ended September 30, 2014.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

Broker units

The Company granted broker units as finders’ fees in conjunction with equity offerings in prior years. Broker units are fully vested when granted and allow the holders to purchase equity units. A unit consists of one common share and either one whole warrant or one half warrant.

A summary of broker units activity is as follows:

	Number of Units	Weighted Average Exercise Price

Balance - August 31, 2013	596,200	$0.29	CDN $

Exercised	(45,000)	0.33	CDN $

Balance - August 31, 2014	551,200	$0.29	CDN $

Exercised	(84,000)	0.50	CDN $

Balance - September 30, 2014	467,200	$0.25	CDN $

Exercised	(1,200)	0.50	CDN $

Balance - December 31, 2014	466,000	$0.25	CDN $

The weighted average contractual life remaining on the outstanding broker units is 0.84 years.

The following table summarizes information about the outstanding broker units at December 31, 2014:

Exercise Price	Number of Units	Expiry Date

CDN$0.25	400,000	October 25, 2015
CDN$0.25	66,000	January 4, 2016

	466,000

The outstanding broker units at December 31, 2014 include one warrant.

There were no broker units granted during the three months ended December 31, 2014 and 2013 and the one month ended September 30, 2014.

Options

The Company has a 2013 fixed stock option plan (“the Plan”) administered by the Board of Directors, who have the discretion to grant up to an aggregate of 10,000,000 options. The exercise price of an option is set at the closing price of the Company’s common shares on the date of grant. Stock options granted to directors, officers, employees and consultants are subject to the following vesting schedule:

(a)	One-third of the shares subject to the option shall vest immediately;

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

(b)	One-third of the shares subject to the option shall vest 12 months from the date of grant; and

(c)	One-third of the shares subject to the option shall vest 18 months from the date of grant.

Stock options granted to investor relations consultants vest over a period of not less than 12 months with 25% of the shares subject to the option vesting on the date that is three months from the date of grant, and a further 25% vesting on each successive date that is three months from the date of the prior vesting.

Options have been granted under the Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options	Weighted Average Exercise Price

Balance - August 31, 2013	6,588,868	$0.42	CDN $

Granted	195,000	1.42	CDN $
Granted	595,000	1.83
Exercised	(1,441,668)	0.41	CDN $
Expired	(1,667)	0.42	CDN $

Balance - August 31, 2014	5,935,533	$0.61	CDN $

Exercised	(50,000)	0.25	CDN $

Balance - September 30, 2014	5,885,533	$0.62	CDN $

Granted	102,500	1.52	CDN $
Exercised	(125,000)	0.25	CDN $

Balance - December 31, 2014	5,863,033	$0.65	CDN $

The weighted average contractual life remaining on the outstanding options is 3.94 years.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The following table summarizes information about the options under the Plan outstanding and exercisable at December 31, 2014:

Exercise Price		Number of Options	Exercisable at December 31, 2014	Expiry Date

CDN$	0.28	1,645,000	1,645,000	April 9, 2017
CDN$	0.25	55,000	55,000	May 17, 2017
CDN$	0.28	20,000	20,000	June 28, 2017
CDN$	0.28	70,000	70,000	July 13, 2017
CDN$	0.64	70,000	70,000	October 25, 2017
CDN$	1.00	60,000	60,000	February 10, 2018
CDN$	0.65	848,600	848,600	August 8, 2018
CDN$	0.50	5,000	5,000	September 26, 2018
CDN$	1.87	100,000	66,667	November 7, 2018
CDN$	0.40	70,000	70,000	December 22, 2018
CDN$	0.42	853,600	853,600	April 13, 2019
CDN$	0.29	90,000	90,000	June 18, 2019
CDN$	0.37	150,000	150,000	August 9, 2019
CDN$	0.37	150,000	150,000	August 16, 2019
CDN$	0.25	8,333	8,333	October 23, 2019
CDN$	0.25	215,000	215,000	December 19, 2019
CDN$	0.58	560,000	560,000	May 14, 2020
CDN$	0.58	100,000	100,000	May 23, 2020
	$1.83	495,000	330,000	November 1, 2020
	$1.84	100,000	66,667	November 15, 2020
CDN$	0.94	95,000	31,667	June 27, 2021
CDN$	1.52	102,500	34,167	November 12, 2021

		5,863,033	5,499,701

The estimated fair value of the stock options granted during the three months ended December 31, 2014 and 2013 was determined using a Black-Scholes option valuation model with the following weighted average assumptions. There were no stock options granted during the one month ended September 30, 2014.

	Three Months Ended
	December 31, 2014	December 31, 2013
Risk free interest rate	1.71%	1.98%
Expected life (years)	7.00	6.42
Expected share price volatility	116%	120%
Expected dividend yield	0%	0%

The weighted average fair value of stock options awarded during the three months ended December 31, 2014 and 2013 was CDN$1.34 and CDN$1.49, respectively. There were no stock options awarded during the one month ended September 30, 2014.

As of December 31, 2014, the Company had approximately $175,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 1.50 years.

The intrinsic value of the options exercised during the three months ended December 31, 2014 and 2013 and the one month ended September 30, 2014 was $1.15, $1.55, and $1.74, respectively. The intrinsic value of the vested options at December 31, 2014 was $0.83.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

9.	Related Party Disclosures

Royalty agreement

On August 14, 2002, through its California subsidiary, the Company entered into an agreement with a director and officer of the Company, where he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually. The Company’s current operations utilize this invention. There was no royalty expense incurred during the three months ended December 31, 2014 and 2013 and the one month ended September 30, 2014.

Collaboration agreement

In December 2013, the Company entered into a collaboration agreement with a privately-held Taiwan biopharmaceuticals manufacturer and a beneficial owner of over 5% of the Company’s common shares. Under the terms of the agreement, the Company will be responsible for the production and delivery of GMP grade KLH for evaluation as a carrier molecule in the collaboration partner’s potential manufacture of OBI-822 active immunotherapy. The Company is also responsible for method development, product formulation, and process qualification for certain KLH reference standards. The collaboration partner is responsible for development objectives and product specifications. The agreement provides for the collaboration partner to pay fees for certain expenses and costs associated with the collaboration. Subject to certain conditions and timing, the collaboration also provides for the parties to negotiate a commercial supply agreement for Stellar KLH™ in the future. However, there can be no assurance that any such negotiations will lead to successful execution of any further agreements related to this collaboration.

10.	Supplemental Disclosure of Cash Flow and Non-Cash Transactions

Supplemental disclosure of cash flow information follows:

	December 31,	December 31,	September 30,
	2014	2013	2014

Cash paid during the period for taxes	$9,800	$800	$800
Cash paid during the period for interest	-	-	-

Supplemental disclosure of non-cash financing and investing activities follows:

	December 31,	December 31,	September 30,
	2014	2013	2014

Transfer to common stock on exercise of warrants and broker units	$426	5,035,567	890,214
Transfer to common stock on exercise of options	27,619	142,405	13,533
Shares subscribed transferred to common stock	-	77,736	-

11.	Concentrations of Credit Risk

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

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

Approximately 71%, 68% and 74% of the Company’s product sales and contract services revenue during the three months ended December 31, 2014 and 2013 and the one month ended September 30, 2014, respectively, were from two customers. All of the grant revenue during the three months ended December 31, 2013 was received from the National Science Foundation.

Approximately 73% and 76% of the Company’s accounts receivable at December 31, 2014 and August 31, 2014, respectively, were from one customer and approximately 81% of the Company’s accounts receivable at September 30, 2014 was from two customers.

While the Company is exposed to credit losses due to the non-performance of its counterparties, the Company considers the risk of this remote. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet.

12.	Condensed Transition Period Comparable Year Financial Information

September 30,
2013

Assets:
Cash and cash equivalents	$15,478,038
Other current assets	225,713
Noncurrent assets	368,232

Total Assets	$16,071,983

Liabilities and Shareholders' Equity
Accounts payable, accrued liabilities and deferred revenue	$649,113
Warrant liability, including current portion	8,886,084
Shareholders' equity	6,536,786

Total Liabilities and Shareholders' Equity	$16,071,983

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

One Month Ended
September 30,
2013

Total Revenues	$13,839

Expenses:
Costs of revenues	34,930
Research and development	203,367
General and administration	112,892

Total Expenses	351,189

Other Income (Loss):
Foreign exchange gain (loss)	(106,446)
Change in fair value of warrant liability	203,021
Other income	386

Income tax expense	-

Net Loss	$(240,389)

Loss per common share - basic and diluted	$(0.00)

Weighted average number of common shares outstanding	65,873,540

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

One Month Ended
September 30,
2013

Cash Flows Used In Operating Activities:
Net loss	$(240,389)
Adjustments and changes in working capital items	240,023
Net cash used in operating activities	(366)

Net cash used in investing activities	-

Net cash provided by financing activities	7,722,346

Effect of exchange rate changes on cash and cash equivalents	(103,831)

Net change in cash and cash equivalents	7,618,149

Cash and cash equivalents - beginning of period	7,859,889

Cash and cash equivalents - end of period	$15,478,038

One Month Ended
September 30,
2013
Share Capital Transactions:
Proceeds of private placements, net of issuance costs	$6,560,833
Proceeds from exercise of warrants and broker units	993,243
Transfer to common shares on exercise of warrants and broker units	1,212,985
Proceeds from exercise of options	168,270
Transfer to common shares on exercise of options	147,542
Share-based compensation	77,736

Number of common shares issued	13,701,770

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of December 31, 2014 and our audited consolidated financial statements for the year ended August 31, 2014 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 14, 2014, as amended on November 21, 2014.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended August 31, 2014 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of December 31, 2014, September 30, 2014 and August 31, 2014, and for the three months ended December 31, 2014 and 2013 and the one month ended September 30, 2014 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

Stellar Biotechnologies, Inc. (“Stellar,” the “Company,” “we,” “our” and “us”) is a biotechnology company engaged in the aquaculture, research and development, manufacture and commercialization of Keyhole Limpet Hemocyanin, or KLH, protein. KLH is a high molecular weight, immune-stimulating protein with an extensive history (over 40 years) of safe and effective use in immunological applications.

KLH can be used as an active pharmaceutical ingredient, or API, and combined with a disease-targeting agent to create immunotherapies targeting cancer, immune disorders, Alzheimer’s disease, and inflammatory diseases, or it can be used as a finished, injectable product in the immunodiagnostic market for measuring immune response in patients and research settings. Our mission is to become the world leader in the sustainable manufacture of KLH and use our unique, proprietary methods and intellectual property to serve the growing demand for KLH in immunotherapeutic and immunodiagnostic markets.

Change in Fiscal Year End

On June 3, 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year end from August 31 to September 30 of each year, with effect from September 1, 2014. As a result, the Company had a one-month transition period from September 1, 2014 to September 30, 2014 (“Transition Period”). The discussion below includes, where applicable, the results of the Transition Period, together with comparative information for the period from September 1, 2013 to September 30, 2013.

Significant Accounting Policies and Estimates

For a discussion of our significant accounting policies and estimates, refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as filed with the Securities and Exchange Commission on November 14, 2014, as amended on November 21, 2014. There are no material changes in our significant accounting policies and estimates from the disclosure provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014, except that we have established the following accounting policy for inventory:

Inventory

Inventory is recorded for custom manufacturing of products for specific customers, including manufacturing under supply agreements. Raw materials include inventory of manufacturing supplies. Work in process includes manufacturing supplies, direct and indirect labor and allocated manufacturing overhead for custom manufacturing in process at the end of the period.

Results of Operations

Comparison of Three Months Ended December 31, 2014 and 2013

Our net loss for the three months ended December 31, 2014 was $1,343,477, or ($0.02) per basic share, as compared to a net loss of $5,577,190, or ($0.08) per basic share, for the three months ended December 31, 2013. The decrease in net loss reported in the three months ended December 31, 2014 compared to the prior period was primarily due to a significant noncash change in the fair value of warrant liability.

Revenue for the three months ended December 31, 2014 totaled $212,661, as compared to revenue of $58,825 in three months ended December 31, 2013. As expected during this early stage of our development, our revenues have high volatility as we establish a market for our products and services. Revenue for the three months ended December 31, 2014 included product sales of $152,661, as compared to $16,085 in the prior period. The increase in revenue for the three months ended December 31, 2014 was due to an increase in customers and associated greater product sales volume. Contract services revenue was $60,000 for the three months ended December 31, 2014, as compared to $15,000 in the prior period. The increase in contract services revenue for the three months ended December 31, 2014 was due to services performed under a collaboration agreement entered into mid-December 2013. Grant revenue for the three months ended December 31, 2013 totaled $27,740 and related to the completion of work associated with our Phase II/IIB grants from the National Science Foundation (“NSF”) Small Business Innovation Research (“SBIR”) through the Technology Enhancement for Commercial Partnerships program. No grant revenue was recorded during the three months ended December 31, 2014.

Expenses for the three months ended December 31, 2014 decreased to $1,538,075, as compared to expenses of $1,754,432 incurred in the three months ended December 31, 2013. Research and development was $418,821 for the three months ended December 31, 2014, as compared to $548,225 for the prior period. The decrease for the three months ended December 31, 2014 was a result of the decreased use of contract research organizations due to a realignment of our focus from internal research and process development to manufacturing our Stellar KLHTM products in response to increased demand. General and administration expenses decreased to $942,153 for the three months ended December 31, 2014, as compared to $1,021,130 in the prior period. The decrease in general and administration expenses for the three months ended December 31, 2014 was caused by the net impact of increased corporate development expenses related to our transition to complying with the disclosure and reporting requirements under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as a U.S. domestic issuer rather than a foreign private issuer, offset by certain decreases in share-based compensation. Share-based compensation is allocated to all expense types; however, the greatest portion of the expenses is recorded as general and administration expenses. Share-based compensation was recorded as $86,865 for the three months ended December 31, 2014, which was a decrease from share-based compensation of $468,717 recorded in the three months ended December 31, 2013. The fluctuations in share-based compensation relate to the timing of the grant of stock options, changes in our share price that affect the valuation model and the vesting of options granted in prior years.

Other income (loss) was an overall loss of $8,263 for the three months ended December 31, 2014, as compared to a loss of $3,880,783 for the three months ended December 31, 2013. The most significant factor in the change for the three months ended December 31, 2014 as compared to the prior period resulted from the noncash change in fair value of warrant liability, which fluctuated to a gain of $139,556 for the three months ended December 31, 2014 from a loss of $3,880,195 in the prior period. These gains and losses occur in inverse relation to changes in our share price that affect the valuation model. The decrease in overall loss for the three months ended December 31, 2014 was offset by an increase in foreign exchange loss to $161,112 for the three months ended December 31, 2014, as compared to $16,508 for the three months ended December 31, 2013. The change was due to unfavorable exchange rates for our Canadian funds.

Comparison of One Month Ended September 30, 2014 and 2013

Our net income for the one month ended September 30, 2014 was $1,127,904, or $0.01 per basic share, as compared to a net loss of $240,389, or nil per basic share, for the one month ended September 30, 2013. The net income reported in the one month ended September 30, 2014 was primarily due to a significant noncash change in the fair value of warrant liability.

Revenue for the one month ended September 30, 2014 totaled $52,786, as compared to revenue of $13,839 in the prior period. The increase in revenue was caused by greater sales volume and services performed under a collaboration agreement.

Expenses for the one month ended September 30, 2014 increased to $505,109, as compared to $351,189 incurred in the prior period. General and administration expenses increased to $293,130 for the one month ended September 30, 2014, as compared to $112,892 in the prior period, as a result of increased corporate development expenses related to our transition to complying with the disclosure and reporting requirements under the Exchange Act as a U.S. domestic issuer rather than a foreign private issuer.

Other income (loss) was an overall income of $1,584,027 in the one month ended September 30, 2014, as compared to overall income of $96,961 in the prior period. The most significant factor in the change for the one month ended September 30, 2014 as compared to the prior period resulted from the noncash change in fair value of warrant liability, which fluctuated to a gain of $1,680,040 for the one month ended September 30, 2014 from a gain of $203,021 in the prior period. These gains and losses occur in inverse relation to changes in our share price that affect the valuation model.

Capital Expenditures

Our capital expenditures, which primarily consist of scientific, manufacturing, and aquaculture equipment, for the three months ended December 31, 2014 and 2013, and the one month ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		One Month Ended
	December 31,	December 31,	September 30,	September 30,
Assets Acquired	2014	2013	2014	2014

Property, plant and equipment	$38,851	$209,128	$13,475	$-

Liquidity and Capital Resources

Our working capital position at December 31, 2014 was $9,064,895, including cash and cash equivalents of $12,763,533 and net of $3,318,103 in the noncash current portion of our warrant liability. Management believes the current working capital is sufficient to meet our present requirements, including all contractual obligations and anticipated research and development expenditures for the next 12 months. We expect to finance our future expenditures and obligations through revenues from product sales, contract services income, grant revenues, and sales of our equity and debt securities. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our business plan and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

Three Months Ended December 31, 2014

As of December 31, 2014, our working capital position was $9,064,895, as compared to working capital of $13,751,301 as of September 30, 2014. Working capital is reduced by the noncash current portion of our warrant liability in the amount of $3,318,103 and $460 at December 31, 2014 and September 30, 2014, respectively.

Our cash and cash equivalents totaled $12,763,533 at December 31, 2014, as compared to cash and cash equivalents of $13,769,953 at September 30, 2014, which represented a decrease of $1,006,420.

During the three months ended December 31, 2014, operating activities used cash of $1,285,544. Items not affecting cash included: depreciation and amortization of $37,535; share-based compensation related to the issuance and vesting of stock options of $86,865; unrealized foreign exchange loss of $161,112; and gain in fair value of warrant liability of $139,556 due to the adjustment to the fair value of warrants previously issued. Changes in non-cash working capital items include a decrease in accounts receivable of $8,045; increase in inventory related to custom manufacturing orders in process of $99,417; decrease in prepaid expenses of $36,469; and decrease in accounts payable and accrued liabilities of $33,120.

Investing activities provided cash of $404,062. The acquisition of property, plant and equipment used cash of $38,849. Proceeds on maturities of short-term investments provided cash of $442,911. The effect of exchange rate changes on cash and cash equivalents was a reduction of $153,657 due to a decline in Canadian dollars relative to U.S. dollars.

Financing activities provided cash of $28,719 related to proceeds from the exercise of warrants, broker units and options. As a result of such exercises, 126,800 common shares were issued during the period.

Three Months Ended December 31, 2013

As of December 31, 2013, our working capital position was $14,884,777, as compared to working capital of $12,663,239 as of September 30, 2013. Working capital is reduced by the noncash current portion of our warrant liability in the amount of $1,321,979 and $2,391,399 at December 31, 2013 and September 30, 2013, respectively.

Our cash and cash equivalents totaled $16,725,570 at December 31, 2013, as compared to cash and cash equivalents of $15,478,038 at September 30, 2013, which represented an increase of $1,247,532.

During the three months ended December 31, 2013, operating activities used cash of $1,086,888. Items not affecting cash included: depreciation and amortization of $31,811; share-based compensation related to the issuance and vesting of stock options of $468,717; unrealized foreign exchange loss of $16,508; and loss in fair value of warrant liability of $3,880,195 due to adjustment to fair value of warrants previously issued. Changes in non-cash working capital items include a decrease in accounts receivable of $158,284 related mostly to grants; decrease in prepaid expenses of $2,101; and decrease in accounts payable and accrued liabilities of $67,314.

Investing activities used cash of $209,129 for the acquisition of property, plant and equipment. The effect of exchange rate changes on cash and cash equivalents was a reduction of $14,165 due to a decline in Canadian dollars relative to U.S. dollars.

Financing activities provided cash of $2,557,714 related to proceeds from exercise of warrants, broker units and options, particularly “in-the-money” warrants and broker units expiring November 14, 2013. As a result of such exercises, 4,217,101 common shares were issued during the period.

One Month Ended September 30, 2014

As of September 30, 2014, our working capital position was $13,751,301, as compared to working capital of $12,650,004 as of August 31, 2014. Working capital is reduced by the noncash current portion of our warrant liability of $460 and $879,040 at September 30, 2014 and August 31, 2014, respectively.

Our cash and cash equivalents totaled $13,769,953 at September 30, 2014, as compared to cash and cash equivalents of $13,427,404 at August 31, 2014, which represented an increase of $342,549.

During the one month ended September 30, 2014, operating activities used cash of $296,692. Items not affecting cash included: depreciation and amortization of $12,529; share-based compensation related to the issuance and vesting of stock options of $36,509; unrealized foreign exchange loss of $97,866; and gain in fair value of warrant liability of $1,680,040 due to the adjustment to the fair value of warrants previously issued. Changes in non-cash working capital items included: a decrease in accounts receivable of $12,352; increase in inventory related to custom manufacturing orders in process of $34,891; decrease in prepaid expenses of $490; increase in accounts payable and accrued liabilities of $58,922; and increase in deferred revenue of $71,677 related to an advance payment from a customer for a custom manufacturing order.

Investing activities used cash of $15,968, of which $13,477 was for the acquisition of property, plant and equipment. Reinvestment of investment earnings on short-term investments used cash of $2,491. The effect of exchange rate changes on cash and cash equivalents was a reduction of $84,083 due to a decline in Canadian dollars relative to U.S. dollars.

Financing activities provided cash of $739,292 related to proceeds from exercise of warrants, broker units and options, particularly “in-the-money” warrants and broker units expiring October 2, 2014. As a result of such exercises, 1,151,000 common shares were issued.

Geographic Concentrations

The geographic markets of our potential customers are principally Europe, the United States and Asia. The geographic breakdown of revenues for: the three months ended December 31, 2014 was 54% Europe, 15% U.S, and 31% Asia; the three months ended December 31, 2013 was 63% Europe, 35% U.S. and 2% Asia, and the one month ended September 30, 2014 was 10% Europe, 62% U.S., and 28% Asia. The increase in revenues from Asia for the three months ended December 31, 2014 is principally due to income received from a collaboration agreement with our Taiwanese customer.

Research and Development

Our core business is developing and commercializing natural, sustainable KLH for use in immunotherapy and immunodiagnostic applications. Our internal research includes, among other activities, continual improvement of methods for the culture and growth of Giant Keyhole Limpet, innovations in aquaculture systems and infrastructure, biophysical and biochemical characterization of the KLH molecule, analytical processes to enhance performance of our products, KLH manufacturing process improvements, new KLH formulations, and early development of potential new KLH-based immunotherapies. However, from time to time we may engage in non-related research and development activities as opportunities arise.

Research and development costs, including materials and salaries of employees directly involved in research and development efforts, are expensed as incurred.

The following table includes our research and development costs for each of the three months ended December 31, 2014 and 2013, and the one month ended September 30, 2014 and 2013:

	Three Months Ended		One Month Ended
	December 31,	December 31,	September 30,	September 30,
	2014	2013	2014	2013

Research and development expense	$418,821	$548,225	$178,280	$203,367

Disclosure of Contractual Obligations

We lease three buildings and facilities used in operations under sublease agreements with the Port Hueneme Surplus Property Authority. In September 2010, we exercised our option to extend these sublease agreements for an additional five-year term. We have an option to extend the lease for a second five-year term.

We also lease facilities used for executive offices and laboratories, and we must pay a portion of the common area maintenance. In July 2014, we exercised our option to extend this lease for a two-year term.

We have purchase commitments for contract research organizations and consultants.

There have been no material changes in our contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as filed with the Securities and Exchange Commission on November 14, 2014, as amended on November 21, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to financial market risks associated with foreign exchange rates, concentration of credit, and liquidity. In accordance with our policies, we manage our exposure to various market-based risks and where material, these risks are reviewed and monitored by our Board of Directors. For a discussion of our market risk exposure, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as filed with the Securities and Exchange Commission on November 14, 2014, as amended on November 21, 2014. There are no material changes in market risk from the disclosure provided in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures to provide reasonable assurance that material information related to our Company, including our consolidated subsidiaries, is made known to senior management, including our Chief Executive Officer and Chief Financial Officer, by others within those entities on a timely basis so that appropriate decisions can be made regarding public disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of December 31, 2014, were effective to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the one month ended September 30, 2014 or the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as filed with the Securities and Exchange Commission on November 14, 2014, as amended on November 21, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this Quarterly Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2015	STELLAR BIOTECHNOLOGIES, INC.

/s/ Kathi Niffenegger
Kathi Niffenegger Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

