Form 10-Q
period 2015-06-30
Stellar Biotechnologies, Inc.
filed 2015-08-10
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 1, 2015, the registrant had 79,546,650 common shares issued and outstanding.

Stellar Biotechnologies, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited)

(Expressed in U.S. Dollars )

	June 30	September 30,	August 31,
	2015	2014	2014
Assets:

Current assets:
Cash and cash equivalents	$10,161,458	$13,769,953	$13,427,404
Accounts receivable	112,964	44,159	56,575
Short-term investments	-	448,632	458,098
Inventory	194,367	34,891	-
Prepaid expenses	256,402	125,840	128,593
Total current assets	10,725,191	14,423,475	14,070,670

Noncurrent assets:
Property, plant and equipment, net	471,927	388,340	387,392
Deposits	15,900	15,900	15,900

Total noncurrent assets	487,827	404,240	403,292
Total Assets	$11,213,018	$14,827,715	$14,473,962

Liabilities and Shareholders' Equity:

Current liabilities:
Accounts payable and accrued liabilities	$371,200	$585,047	$526,626
Deferred revenue	173,333	86,667	15,000
Warrant liability, current portion	1,235,905	460	879,040
Total current liabilities	1,780,438	672,174	1,420,666

Long-term liabilities:
Warrant liability, less current portion	-	3,690,806	5,352,663

Total Liabilities	1,780,438	4,362,980	6,773,329
Commitments (Note 7)

Shareholders' equity:
Common shares, unlimited common shares authorized, no par
value, 79,546,650, 79,419,850 and 78,268,850 issued and
outstanding at June 30, 2015, September 30, 2014 and
August 31, 2014, respectively	37,940,641	37,883,877	36,240,838
Accumulated share-based compensation	5,289,880	5,073,144	5,079,985
Accumulated deficit	(33,797,941)	(32,492,286)	(33,620,190)
Total shareholders' equity	9,432,580	10,464,735	7,700,633
Total Liabilities and Shareholders' Equity	$11,213,018	$14,827,715	$14,473,962

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars )

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenues:
Contract services revenue	$45,000	$60,000	$150,000	$147,000
Product sales	112,748	12,538	408,036	70,994
Grant revenue	-	-	-	27,740
	157,748	72,538	558,036	245,734

Expenses:
Costs of contract services	34,434	41,075	110,891	78,739
Costs of production and aquaculture	251,004	147,907	661,644	442,820
Grant costs	-	-	-	27,740
Research and development	129,710	543,233	830,115	1,824,554
General and administration	618,185	612,468	2,346,019	2,280,268

	1,033,333	1,344,683	3,948,669	4,654,121

Other Income (Loss)
Foreign exchange gain (loss)	77,468	146,302	(391,190)	(52,527)
Gain (loss) in fair value of warrant liability	1,254,029	4,528,450	2,455,361	833,862
Investment income	17,074	14,719	48,607	45,534
	1,348,571	4,689,471	2,112,778	826,869

Income (Loss) Before Income Tax	472,986	3,417,326	(1,277,855)	(3,581,518)
Income tax expense	9,000	9,000	27,800	21,200
Net Income (Loss)	$463,986	$3,408,326	$(1,305,655)	$(3,602,718)

Income (loss) per common share - basic	$0.01	$0.04	$(0.02)	$(0.05)
Income (loss) per common share - diluted	$0.01	$0.04	$(0.02)	$(0.05)
Weighted average number of common shares outstanding:
Basic	79,546,650	76,237,455	79,517,791	76,299,105
Diluted	85,020,352	86,898,996	79,517,791	76,299,105

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars )

	Nine Months Ended
	June 30,	June 30,
	2015	2014

Cash Flows Used In Operating Activities:
Net loss	$(1,305,655)	$(3,602,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,410	120,507
Share-based compensation	244,781	770,777
Foreign exchange (gain) loss	391,190	52,527
(Gain) loss in fair value of warrant liability	(2,455,361)	(833,862)

Changes in working capital items:
Accounts receivable	(69,242)	163,331
Inventory	(159,476)	-
Prepaid expenses	(137,939)	(106,237)
Accounts payable and accrued liabilities	(211,667)	(224,629)
Deferred revenue	86,666	-
Net cash used in operating activities	(3,497,293)	(3,660,304)

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(202,997)	(278,401)
Proceeds on maturities of short-term investments	419,283	-
Net cash provided by (used in) investing activities	216,286	(278,401)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants and options	28,719	2,963,162
Net cash provided by financing activities	28,719	2,963,162
Effect of exchange rate changes on cash and cash equivalents	(356,207)	(60,321)
Net change in cash and cash equivalents	(3,608,495)	(1,035,864)
Cash and cash equivalents - beginning of period	13,769,953	15,478,038
Cash and cash equivalents - end of period	$10,161,458	$14,442,174

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

Nature of Operations

The Company’s business is the aquaculture, research and development, manufacture and commercialization of Keyhole Limpet Hemocyanin (“KLH”). The Company markets and distributes its KLH products to biotechnology and pharmaceutical companies, academic institutions, and clinical research organizations in Europe, the United States, and Asia.

Management Plans

For the nine months ended June 30, 2015 and 2014, the Company reported net losses of approximately $1.3 million and $3.6 million, respectively. The most significant factor in the fluctuations in net income and losses relates to noncash changes in the fair value of warrant liability, which was a gain of $2.5 million and $0.8 million for the nine months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the Company had an accumulated deficit of approximately $33.8 million and working capital of approximately $8.9 million.

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

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The accompanying condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Stellar Biotechnologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for other interim periods or the year ending September 30, 2015. The condensed interim consolidated financial data at August 31, 2014 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2014, as filed on November 14, 2014 with the SEC.

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

In addition, the results for the three months and nine months ended June 30, 2015 are compared with the results of the three months and nine months ended June 30, 2014, which have been recast on a calendar quarter basis due to the change in the Company’s fiscal year end from August 31 to September 30.

3.	Significant Accounting Policies

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on the Company’s financial statements.

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

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 indicates that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Update does not apply to inventory measured using LIFO or the retail inventory method. It does apply to all other inventory, including inventory measured using FIFO or average cost. The guidance in ASU 2015-11 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. The provisions should be applied prospectively with early application permitted. Management is in the process of assessing the impact of ASU 2015-11 on the Company’s financial statements.

4.	Inventory

The Company records inventory for custom manufacturing of products for specific customers, including manufacturing under supply agreements. Raw materials include inventory of manufacturing supplies. Work in process includes manufacturing supplies, direct and indirect labor, contracted manufacturing and testing, and allocated manufacturing overhead for custom manufacturing in process at the end of the period. Finished goods include custom manufactured products that are complete, but not yet shipped to the customers. There was no inventory for custom manufactured products at August 31, 2014. Inventory consisted of the following at June 30, 2015 and September 30, 2014:

	June 30,	September 30,
	2015	2014

Raw materials	$5,573	$10,480
Work in process	80,720	24,411
Finished goods	108,074

	$194,367	$34,891

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

5.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	June 30,	September 30,	August 31,
	2015	2014	2014

Aquaculture system	$58,923	$58,923	$58,923
Laboratory facilities	62,033	62,033	62,033
Computer and office equipment	77,678	77,697	77,697
Tools and equipment	700,011	635,766	622,289
Vehicles	10,997	10,997	10,997
Leasehold improvements	109,800	61,187	61,187
	1,019,442	906,603	893,126

Less: accumulated depreciation	(636,962)	(518,263)	(505,734)
Depreciable assets, net	382,480	388,340	387,392
Construction in progress	89,447	-	-

	$471,927	$388,340	$387,392

Depreciation expense amounted to $41,808 and $34,307 for the three months and $119,410 and $99,078 for the nine months ended June 30, 2015 and 2014, respectively.

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

Amortization expense amounted to $7,143 and $21,429 for the three and nine months ended June 30, 2014, respectively.

7.	Commitments

Operating leases

The Company leases three buildings and facilities used in its operations under sublease agreements with the Port Hueneme Surplus Property Authority. In June 2015, the Company exercised its option to extend these sublease agreements for an additional five-year term beginning in October and November 2015. The Company negotiated an option to extend the leases for two additional five-year terms.

The Company leases facilities used for executive offices and laboratories. The Company must pay a portion of the common area maintenance. In July 2014, the Company exercised its option to extend this lease for a two-year term.

In June 2015, the Company began leasing undeveloped land in Baja California, Mexico to assess its suitability for the long-term development and potential expansion of the Company’s production capability. The first two years of rent under the lease were prepaid in June 2015. The initial term is three years and the Company may terminate early with 30 days’ notice. If the Company decides to proceed with development of the site, it has options to extend the lease for 30 years.

Future minimum lease payments are as follows:

June 30,
2015
For The Year Ending September 30,
2015	$57,000
2016	157,000
2017	143,000
2018	106,000
2019	106,000
2020	106,000
Thereafter	6,000

$681,000

Rent expense on these lease agreements amounted to approximately $137,000, and $135,000 for the nine months ended June 30, 2015 and 2014, respectively.

Purchase obligations

The Company has commitments totaling approximately $152,000 at June 30, 2015 for signed agreements with contract manufacturing organizations and consultants. The Company also has agreements to pay time and materials to contractors, which are estimated at approximately $25,000 at June 30, 2015. All purchase obligations are expected to be fulfilled within the next 12 months.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

Supply agreements

The Company has three commitments under certain supply agreements with customers for fixed prices per gram on a non-exclusive basis except within that customer’s field of use. One amended and restated supply agreement replaced two prior agreements that automatically renewed each year. The new agreement is effective March 2015 through March 2020 and is renewable for one-year terms upon written request of the customer. One agreement is effective October 2014 through October 2019 and is renewable for one-year terms upon written request of the customer. One agreement is effective October 2014 through October 2017 and is renewable for one-year terms upon written request of the customer.

Licensing fees

In July 2013, the Company acquired the exclusive, worldwide license to certain patented technology for the development of human immunotherapies against Clostridium difficile infection (“C. diff”). The license agreement required an initial, non-refundable license fee of $25,000, which was paid in fiscal August 2013, and payment of an aggregate of $200,000 in delayed license fees, which were paid in fiscal August 2014. Beginning September 2014, the terms also require a license fee of $20,000 to be paid annually, creditable against royalties due, if any. Royalties are payable for a percentage of related net sales, if any. License fees are also payable for a percentage of related non-royalty sublicensing revenue, if any. No royalties are due or have been paid to date. The Company also reimbursed patent filing costs of approximately $50,000 and $26,000 in the nine months ended June 30, 2015 and 2014, respectively, and will reimburse certain future patent filing, prosecution, and maintenance costs. License fees and patent cost reimbursements paid during the nine months ended June 30, 2015 and 2014, have been accounted for as research and development expense in the accompanying condensed interim consolidated statements of operations.

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

The license agreement provides for the Company to pay up to an aggregate of $6,020,000 in milestone payments to the licensor upon achievement of various financing and development targets up to the first regulatory approval. Remaining contingent milestone payments to the licensor totaling $57,025,000 are related to achievement of sales targets. A financing milestone was met during the year ended August 31, 2014, and accordingly, the Company made a milestone payment of $100,000. No milestones were met during the nine months ended June 30, 2015 and 2014, and there can be no assurance that any of the remaining milestones will be met in the future.

Retirement savings plan 401(k) contributions

The Company sponsors a 401(k) retirement savings plan that requires an annual non-elective safe harbor employer contribution of 3% of eligible employee wages. All employees over 21 years of age are eligible beginning the first payroll after 3 consecutive months of employment. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were approximately $45,000 and $40,000 for the nine months ended June 30, 2015 and 2014, respectively.

Related party commitments

See Note 9 “Related Party Disclosures”.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

8.	Share Capital

The Company had the following transactions in share capital:

	Nine Months Ended
	June 30,	June 30,
	2015	2014

Number of common shares issued	126,800	6,475,820

Proceeds from exercise of warrants and broker units	$938	$2,587,014
Transfer to common shares on exercise of warrants and broker units	426	5,308,382
Proceeds from exercise of options	27,781	376,148
Transfer to common shares on exercise of options	27,619	341,594
Share-based compensation	244,781	770,777

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

At June 30, 2015, there are 3,838,383 performance shares reserved for issuance.

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

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance - September 30, 2014	10,545,312	$1.01	CDN $

Exercised	(600)	0.75	CDN $
Expired	(278,700)	1.25	CDN $

Balance - June 30, 2015	10,266,012	$1.13	CDN $

The weighted average contractual life remaining on the outstanding warrants at June 30, 2015 is .84 years.

The following table summarizes information about the outstanding warrants at June 30, 2015:

Exercise Price	Number of Warrants	Expiry Date

CDN$0.40	4,000,000	October 25, 2015
CDN$0.40	278,400	January 4, 2016
$1.35	4,701,902	September 9, 2016
$1.05	200,000	September 9, 2016	Broker warrants
$1.35	952,377	September 20, 2016
$1.05	133,333	September 20, 2016	Broker warrants

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

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The fair value of warrants exercised during the nine months ended June 30, 2015 and 2014 was determined using the Black-Scholes option valuation model, using the following weighted average assumptions:

	Nine Months Ended
	June 30, 2015	June 30, 2014
Risk free interest rate	1.12%	1.07%
Expected life (years)	0.01	0.29
Expected share price volatility	97%	106%

There were no warrants granted during the nine months ended June 30, 2015 and 2014.

Broker units

The Company granted broker units as finders’ fees in conjunction with equity offerings in prior years. Broker units are fully vested when granted and allow the holders to purchase equity units. A unit consists of one common share and either one whole warrant or one half warrant to purchase common shares.

A summary of broker units activity is as follows:

	Number of Units	Weighted Average Exercise Price

Balance - September 30, 2014	467,200	$0.25	CDN $

Exercised	(1,200)	0.50	CDN $

Balance - June 30, 2015	466,000	$0.25	CDN $

The weighted average contractual life remaining on the outstanding broker units is 0.35 years.

The following table summarizes information about the outstanding broker units at June 30, 2015:

Exercise Price	Number of Units	Expiry Date

CDN$0.25	400,000	October 25, 2015
CDN$0.25	66,000	January 4, 2016

	466,000

The outstanding broker units at June 30, 2015 include one warrant.

There were no broker units granted during the nine months ended June 30, 2015 and 2014.

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

Options have been granted under the Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options	Weighted Average Exercise Price

Balance - September 30, 2014	5,885,533	$0.62	CDN $

Granted	165,000	1.33	CDN $
Exercised	(125,000)	0.25	CDN $

Balance - June 30, 2015	5,925,533	$0.67	CDN $

The weighted average contractual life remaining on the outstanding options is 3.48 years.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The following table summarizes information about the options under the Plan outstanding and exercisable at June 30, 2015:

Exercise Price	Number of Options	Exercisable at June 30, 2015	Expiry Date

CDN$0.28	1,645,000	1,645,000	April 9, 2017
CDN$0.25	55,000	55,000	May 17, 2017
CDN$0.28	20,000	20,000	June 28, 2017
CDN$0.28	70,000	70,000	July 13, 2017
CDN$0.64	70,000	70,000	October 25, 2017
CDN$1.00	60,000	60,000	February 10, 2018
CDN$0.65	848,600	848,600	August 8, 2018
CDN$0.50	5,000	5,000	September 26, 2018
CDN$1.87	100,000	100,000	November 7, 2018
CDN$0.40	70,000	70,000	December 22, 2018
CDN$0.42	853,600	853,600	April 13, 2019
CDN$0.29	90,000	90,000	June 18, 2019
CDN$0.37	150,000	150,000	August 9, 2019
CDN$0.37	150,000	150,000	August 16, 2019
CDN$0.25	8,333	8,333	October 23, 2019
CDN$0.25	215,000	215,000	December 19, 2019
CDN$0.58	560,000	560,000	May 14, 2020
CDN$0.58	100,000	100,000	May 23, 2020
$1.83	495,000	495,000	November 1, 2020
$1.84	100,000	100,000	November 15, 2020
CDN$0.94	95,000	63,333	June 27, 2021
CDN$1.52	115,000	38,333	November 12, 2021
CDN$0.89	50,000	16,667	June 10, 2022

	5,925,533	5,783,866

The estimated fair value of the stock options granted during the nine months ended June 30, 2015 and 2014 was determined using a Black-Scholes option valuation model with the following weighted average assumptions.

	Nine Months Ended
	June 30, 2015	June 30, 2014
Risk free interest rate	1.65%	2.01%
Expected life (years)	7.00	6.75
Expected share price volatility	115%	120%
Expected dividend yield	0%	0%

The weighted average fair value of stock options awarded during the nine months ended June 30, 2015 and 2014 was CDN$1.17 and CDN$1.51, respectively.

As of June 30, 2015, the Company had approximately $66,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 1.51 years.

The intrinsic value of the options exercised during the nine months ended June 30, 2015 and 2014 was CDN$1.15 and CDN$1.32, respectively. The intrinsic value of the vested options at June 30, 2015 was $0.27.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

9.	Related Party Disclosures

Royalty agreement

On August 14, 2002, through its California subsidiary, the Company entered into an agreement with a director and officer of the Company, where he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually. The Company’s current operations utilize this invention. There was no royalty expense incurred during the nine months ended June 30, 2015 and 2014.

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

10.	Supplemental Disclosure of Cash Flow and Non-Cash Transactions

Supplemental disclosure of cash flow information follows:

	Nine Months Ended
	June 30,	June 30,
	2015	2014

Cash paid during the period for taxes	$27,800	$21,200

Supplemental disclosure of noncash financing and investing activities follows:

	Nine Months Ended
	June 30,	June 30,
	2015	2014

Transfer to common shares on exercise of warrants and broker units	$426	$5,308,382
Transfer to common shares on exercise of options	27,619	341,594

11.	Concentrations of Credit Risk

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

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

Approximately 67% and 63% of the Company’s product sales and contract services revenue during the nine months ended June 30, 2015 and 2014, were from three customers and two customers, respectively. All of the grant revenue during the nine months ended June 30, 2014 was received from the National Science Foundation.

Approximately 99% and 76% of the Company’s accounts receivable at June 30, 2015 and August 31, 2014, respectively, were from one customer and approximately 81% of the Company’s accounts receivable at September 30, 2014 was from two customers.

While the Company is exposed to credit losses due to the non-performance of its counterparties, the Company considers the risk of this remote. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet.

12.	Subsequent Event

In July 2015, the Company entered into an exclusive collaboration agreement with Ostiones Guerrero SA de CV (“Ostiones”) in Baja California, Mexico for the potential development of an additional aquaculture locale and expansion of production, subject to a site suitability study to be conducted over the next three years.

Under the terms of the agreement, the Company and Ostiones will collaborate on the design, expansion and development of marine aquaculture resources and KLH production facilities in Baja California, Mexico to provide, exclusively for the Company, an additional site for hatchery and maturation of keyhole limpets and production of KLH. Ostiones will provide local manpower, labor and operational support to the Company, the costs of which are subject to prior approval and will be reimbursed by the Company on a monthly basis. As part of the collaboration, Ostiones will gain access to the Company’s advanced aquaculture techniques, proprietary expertise, support services and training to facilitate the expansion of Ostiones’ seafood production business. During the three year term of the agreement and for five years thereafter, the parties are subject to customary non-competition and non-contravention provisions.

The Company will be responsible for certain improvements to the leased undeveloped land in Baja California, Mexico described in Note 7, including construction of certain structures and a power-generating facility which will be owned by the Company. The collaboration agreement is co-terminus with the date of the initial expiration of that lease in June 2018, unless terminated earlier.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of June 30, 2015 and our audited consolidated financial statements for the year ended August 31, 2014 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 14, 2014, as amended on November 21, 2014.

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

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of June 30, 2015 and August 31, 2014, and for the three months and nine months ended June 30, 2015 and 2014 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory

Inventory is recorded for custom manufacturing of products for specific customers, including manufacturing under supply agreements. Raw materials include inventory of manufacturing supplies. Work in process includes manufacturing supplies, direct and indirect labor, contracted manufacturing and testing, and allocated manufacturing overhead for custom manufacturing in process at the end of the period. Finished goods include custom manufactured products that are complete, but not yet shipped to the customers.

Results of Operations

Comparison of Nine Months Ended June 30, 2015 and 2014

Our net loss for the nine months ended June 30, 2015 was $1,305,655, or ($0.02) per basic share, as compared to a net loss of $3,602,718, or ($0.05) per basic share, for the nine months ended June 30, 2014. The decrease in net loss reported in the nine months ended June 30, 2015 compared to the prior period was primarily due to a significant noncash change in the fair value of warrant liability, increased sales and decreased research and development expenses.

Revenue for the nine months ended June 30, 2015 totaled $558,036, as compared to revenue of $245,734 in the nine months ended June 30, 2014. As expected during this early stage of our development, our revenues have high volatility as we establish a market for our products and services. Revenue for the nine months ended June 30, 2015 included product sales of $408,036, as compared to $70,994 in the prior period. The increase in revenue for the nine months ended June 30, 2015 was due to an increase in customers and associated greater product sales volume including sales under supply agreements and custom manufactured products. Contract services revenue was $150,000 for the nine months ended June 30, 2015, as compared to $147,000 in the prior period. The increase in contract services revenue for the nine months ended June 30, 2015 was due to the net impact of services performed under a collaboration agreement entered into mid-December 2013 and completion of services in December 2014 related to a supply agreement. Grant revenue for the nine months ended June 30, 2014 totaled $27,740 and related to the completion of work associated with our Phase II/IIB grants from the National Science Foundation (“NSF”) Small Business Innovation Research (“SBIR”) through the Technology Enhancement for Commercial Partnerships program. No grant revenue was recorded during the nine months ended June 30, 2015.

Expenses for the nine months ended June 30, 2015 decreased to $3,948,669, as compared to expenses of $4,654,121 incurred in the nine months ended June 30, 2014. Costs of production and aquaculture for the nine months ended June 30, 2015 increased to $661,644, as compared to costs of $442,820 incurred in the nine months ended June 30, 2014, consistent with the increase in sales revenues. Research and development was $830,115 for the nine months ended June 30, 2015, as compared to $1,824,554 for the prior period. The decrease for the nine months ended June 30, 2015 was a result of the decreased use of contract research organizations due to a realignment of our focus from internal research and process development to manufacturing our Stellar KLH™ products in response to increased demand. General and administration expenses increased to $2,346,019 for the nine months ended June 30, 2015, as compared to $2,280,268 in the prior period. The increase in general and administration expenses for the nine months ended June 30, 2015 was caused by the net impact of increased corporate development expenses related to our transition to reporting as a U.S. domestic issuer rather than a foreign private issuer, partially offset by decreases in share-based compensation. Share-based compensation is allocated to all expense types; however, the greatest portion of the expenses is recorded as general and administration expenses. Share-based compensation was recorded as $244,781 for the nine months ended June 30, 2015, which was a decrease from share-based compensation of $770,777 recorded in the nine months ended June 30, 2014. The fluctuations in share-based compensation relate to the timing of the grant of stock options, changes in our share price that affect the valuation model and the vesting of options granted in prior years.

Other income (loss) was an overall gain of $2,112,778 for the nine months ended June 30, 2015, as compared to $826,869 for the nine months ended June 30, 2014. The most significant factor in the change for the nine months ended June 30, 2015 as compared to the prior period resulted from the noncash change in fair value of warrant liability, which fluctuated to a gain of $2,455,361 for the nine months ended June 30, 2015 from $833,862 in the prior period. These fair value gains and losses occur in inverse relation to changes in our share price that affect the valuation model. The increase in overall gain for the nine months ended June 30, 2015 was offset by an increase in foreign exchange loss to $391,190 for the nine months ended June 30, 2015, as compared to $52,527 for the nine months ended June 30, 2014. The change was due to unfavorable exchange rates for our Canadian cash and cash equivalents. The portion of foreign exchange loss realized in cash was $13,517 for the nine months ended June 30, 2015, and $188,795 for the nine months ended June 30, 2014.

Comparison of Three Months Ended June 30, 2015 and 2014

Our net income for the three months ended June 30, 2015 was $463,986, or $0.01 per basic share, as compared to $3,408,326, or $0.04 per basic share, for the three months ended June 30, 2014. The decrease in net income reported in the three months ended June 30, 2015 compared to the prior period was primarily due to a significant noncash change in the fair value of warrant liability and decreased research and development expenses.

Revenue for the three months ended June 30, 2015 totaled $157,748, as compared to revenue of $72,538 in the three months ended June 30, 2014. As expected during this early stage of our development, our revenues have high volatility as we establish a market for our products and services. Revenue for the three months ended June 30, 2015 included product sales of $112,748, as compared to $12,538 in the prior period. The increase in revenue for the three months ended June 30, 2015 was due to an increase in customers and associated greater product sales volume. Contract services revenue was $45,000 for the three months ended June 30, 2015, as compared to $60,000 in the prior period. The decrease in contract services revenue for the three months ended June 30, 2015 was due to completion of services in December 2014 related to a supply agreement. No grant revenue was recorded during the three months ended June 30, 2015 or 2014.

Expenses for the three months ended June 30, 2015 decreased to $1,033,333, as compared to expenses of $1,344,683 incurred in the three months ended June 30, 2014. Costs of production and aquaculture for the three months ended June 30, 2015 increased to $251,004, as compared to costs of $147,907 incurred in the three months ended June 30, 2014, due to additional manufacturing activities required for increased product demand. Research and development was $129,710 for the three months ended June 30, 2015, as compared to $543,233 for the prior period. The decrease for the three months ended June 30, 2015 was a result of the decreased use of contract research organizations due to a realignment of our focus from internal research and process development to manufacturing our Stellar KLH™ products in response to increased demand. General and administration expenses increased to $618,185 for the three months ended June 30, 2015, as compared to $612,468 in the prior period. The general and administration expenses for the three months ended June 30, 2015 was comparable to the prior period. Many of the increased corporate development expenses related to our transition to reporting as a U.S. domestic issuer rather than a foreign private issuer occurred prior to the three months ended June 30, 2015.

Other income (loss) was an overall income of $1,348,571 for the three months ended June 30, 2015, as compared to $4,689,471 for the three months ended June 30, 2014. The most significant factor in the change for the three months ended June 30, 2015 as compared to the prior period resulted from the noncash change in fair value of warrant liability, which fluctuated to a gain of $1,254,029 for the three months ended June 30, 2015 from $4,528,450 in the prior period. These fair value gains and losses occur in inverse relation to changes in our share price that affect the valuation model. The decrease in overall other income for the three months ended June 30, 2015 was offset by a decrease in foreign exchange gain to $77,468 for the three months ended June 30, 2015, as compared to $146,302 for the three months ended June 30, 2014. The change was due to improved exchange rates for our Canadian cash and cash equivalents from the end of the prior quarters. The portion of foreign exchange loss realized in cash was $4,765 for the three months ended June 30, 2015, and $167,588 for the three months ended June 30, 2014.

Capital Expenditures

Our capital expenditures, which primarily consist of scientific, manufacturing, and aquaculture equipment, for the nine months ended June 30, 2015 and 2014 are as follows:

	Nine Months Ended
	June 30,	June 30,
Assets Acquired	2015	2014

Property, plant and equipment	$114,134	$280,553
Construction in progress	89,447	-

Liquidity and Capital Resources

Our working capital position at June 30, 2015 was $8,944,753, including cash and cash equivalents of $10,161,458 and noncash current portion of our warrant liability of $1,235,905. Management believes the current working capital is sufficient to meet our present requirements, including all contractual obligations and anticipated research and development expenditures for at least the next 12 months. We expect to finance our future expenditures and obligations through revenues from product sales, contract services income, grant revenues, and sales of our equity and debt securities. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our business plan and continue as a going concern. We may raise additional capital through the sale of our equity or debt securities in the public or private markets or through strategic collaborations. We cannot provide any assurances that we will be able to raise additional capital on commercially acceptable terms.

Nine Months Ended June 30, 2015

As of June 30, 2015, our working capital position was $8,944,753, as compared to working capital of $13,751,301 as of September 30, 2014, our new fiscal year-end. Working capital is reduced by the noncash current portion of our warrant liability in the amount of $1,235,905 and $460 at June 30, 2015 and September 30, 2014, respectively.

Our cash and cash equivalents totaled $10,161,458 at June 30, 2015, as compared to cash and cash equivalents of $13,769,953 at September 30, 2014, which represented a decrease of $3,608,495 over the nine month period.

During the nine months ended June 30, 2015, operating activities used cash of $3,497,293. Items not affecting cash included: depreciation and amortization of $119,410; share-based compensation related to the issuance and vesting of stock options of $244,781; unrealized foreign exchange loss of $391,190; and gain in fair value of warrant liability of $2,455,361 due to the adjustment to the fair value of warrants previously issued. Changes in noncash working capital items include an increase in accounts receivable of $69,242; increase in inventory related to custom manufacturing orders in process of $159,476; increase in prepaid expenses of $137,939; decrease in accounts payable and accrued liabilities of $211,667; and increase in deferred revenue of $86,666.

Investing activities provided cash of $216,286. The acquisition of property, plant and equipment used cash of $202,997. Proceeds on maturities of short-term investments provided cash of $419,283. The effect of fluctuations in exchange rate on cash and cash equivalents was a reduction of $356,207 due to a decline in the Canadian dollar relative to the U.S. dollar.

Financing activities provided cash of $28,719 related to proceeds from the exercise of warrants, broker units and options. As a result of such exercises, 126,800 common shares were issued during the period.

Nine Months Ended June 30, 2014

As of June 30, 2014, our working capital position was $13,908,471, as compared to working capital of $12,663,239 as of September 30, 2013. Working capital is reduced by the noncash current portion of our warrant liability in the amount of $281,632 and $2,391,399 at June 30, 2014 and September 30, 2013, respectively.

Our cash and cash equivalents totaled $14,442,174 at June 30, 2014, as compared to cash and cash equivalents of $15,478,038 at September 30, 2013, which represented a decrease of $1,035,864.

During the nine months ended June 30, 2014, operating activities used cash of $3,660,304. Items not affecting cash included: depreciation and amortization of $120,507; share-based compensation related to the issuance and vesting of stock options of $770,777; unrealized foreign exchange loss of $52,527; and gain in fair value of warrant liability of $833,862 due to adjustment to fair value of warrants previously issued. Changes in noncash working capital items include a decrease in accounts receivable of $163,331 related mostly to grants; increase in prepaid expenses of $106,237; and decrease in accounts payable and accrued liabilities of $224,629.

Investing activities used cash of $278,401 for the acquisition of property, plant and equipment. The effect of exchange rate changes on cash and cash equivalents was a reduction of $60,321 due to a decline in Canadian dollars relative to U.S. dollars.

Financing activities provided cash of $2,963,162 related to proceeds from exercise of warrants, broker units and options, particularly “in-the-money” warrants and broker units that expired November 14, 2013. As a result of such exercises, 6,475,820 common shares were issued during the period.

Geographic Concentrations

The geographic markets of our customers are principally Europe, the United States and Asia. The geographic breakdown of revenues for the nine months ended June 30, 2015 was 43% Europe, 10% U.S, and 47% Asia and the nine months ended June 30, 2014 was 34% Europe, 10% U.S. 9% Canada, and 47% Asia. The increase in revenues from Asia for the nine months ended June 30, 2015 is due to contract income received under a collaboration agreement with our Taiwanese customer and sales of custom manufactured products for an Asian customer.

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

The following table includes our research and development costs for each of the nine months ended June 30, 2015 and 2014:

	Nine Months Ended
	June 30,	June 30,
	2015	2014

Research and development expense	$830,115	$1,824,554

Disclosure of Contractual Obligations

We lease three buildings and facilities used in operations under sublease agreements with the Port Hueneme Surplus Property Authority. In June 2015, the Company exercised its option to extend these sublease agreements for an additional five-year term beginning in October and November 2015. The Company negotiated an option to extend the leases for two additional five-year terms.

We lease facilities used for executive offices and laboratories, and we must pay a portion of the common area maintenance. In July 2014, we exercised our option to extend this lease for a two-year term.

In June 2015, we leased undeveloped land in Baja California, Mexico to assess its suitability for the long-term development and potential expansion of our production capability. The first two years rent was prepaid in June 2015. The initial term is three years and we may terminate early with 30 days’ notice. If we decide to proceed with development of the site, we have options to extend the lease for 30 years.

We have purchase commitments for contract research organizations and consultants.

Our contractual obligations have increased from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as filed with the Securities and Exchange Commission on November 14, 2014, as amended on November 21, 2014, due to the exercise of options to extend leases. The approximate amounts of our contractual obligations at June 30, 2015 are as follows:

		Less than 1	1-3	3-5	More than
	Total	year	years	years	5 years

Operating lease obligations	$681,000	$57,000	$406,000	$212,000	$6,000
Purchase obligations	177,000	177,000	-	-	-

Total	$858,000	$234,000	$406,000	$212,000	$6,000

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of June 30, 2015, were effective to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 10, 2015	STELLAR BIOTECHNOLOGIES, INC.

/s/ Kathi Niffenegger
Kathi Niffenegger Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

