Form 10-K/A
period 2014-08-31
Stellar Biotechnologies, Inc.
filed 2015-09-09
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of September 1 2015, the registrant had 79,847,550 common shares issued and outstanding.

The registrant has determined that it no longer qualified as a “foreign private issuer” under Rule 3b-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of September 1, 2014, the beginning of the registrant’s fiscal year, the registrant is now complying with Exchange Act reporting requirements applicable to a U.S. domestic issuer.

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K (the “Amendment No. 2”) of Stellar Biotechnologies, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended August 31, 2014 which was filed with the Securities and Exchange Commission on November 14, 2014 (the “Original Filing”) and amended by Amendment No.1 to the Original Filing on November 21, 2014 (the “Amendment No.1”). The Company is filing this Amendment No. 2 solely to provide Exhibit 4.1, Exhibit 4.2, Exhibit 4.3, Exhibit 4.4, Exhibit 4.5, Exhibit 4.6, Exhibit 4.7, Exhibit 4.8, Exhibit 4.9, Exhibit 4.10, Exhibit 4.11, Exhibit 4.12 and Exhibit 10.18 that were not included in the Original Filing and an updated Exhibit 31.1 and Exhibit 31.2.

This Amendment No. 2 is an exhibit-only filing. Except as described above, this Amendment No.2 does not amend, modify or update any other information or disclosures set forth in the Original Filing. Accordingly, this Amendment No. 2 does not reflect any events that occurred subsequent to the filing of the Original Filing and therefore continues to speak only as of the date of the Original Filing.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(b)

The exhibits listed on the accompanying Exhibit Index are filed as part of this Amendment No. 2

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, dated June 12, 2007 (included as Exhibit 1(a) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein as referefernce).

3.2	Certificate of Amendment, dated April 15, 2008 (included as Exhibit 1(b) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein as reference).

3.3	Certificate of Continuation of the Company, dated November 25, 2009 (included as Exhibit 1(c) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.4	Certificate of Name Change of the Company, dated April 7, 2010 (included as Exhibit 1(f) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.5	Notice of Articles of the Company, dated April 7, 2010 (included as Exhibit 1(g) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated by reference).

3.6	Articles of the Company, effective November 20, 2009 (included as Exhibit 1(h) to the Company’s Registration Statement on February 3, 2012, incorporated herein by reference.).

4.1	Form of Warrant dated October 25, 2012 (filed herewith).

4.2	Form of Agent Option dated October 25, 2012 (filed herewith).

4.3	Form of Subscription Agreement dated October 25, 2012 (filed herewith).

4.4	Form of Warrant dated January 2, 2013 (filed herewith).

4.5	Form of Agent Option dated January 2, 2013 (filed herewith).

4.6	Form of Subscription Agreement dated January 2, 2013 (filed herewith).

4.7	Form of Warrant dated September 9, 2013 (filed herewith).

4.8	Form of Broker Warrant dated September 9, 2013 (filed herewith).

4.9	Form of Warrant dated September 20, 2013 (filed herewith).

4.10	Form of Broker Warrant dated September 20, 2013 (filed herewith).

4.11	Form of Non-brokered Subscription Agreement dated September 9, 2013 and September 20, 2013 (filed herewith).

4.12	Form of Brokered Subscription Agreement dated September 9, 2013 and September 20, 2013 (filed herewith).

10.1	Patent Assignment Agreement between the Company and Frank Oakes, dated August 14, 2002 (included as Exhibit 4(a) to the Company’s Registration Statement on From 20-F filed on February 3, 2012, and incorporated herein by reference).

10.2	Sublease Agreement between the Company and the Port Hueneme Surplus Property Authority, dated October 2, 2000 (included as Exhibit 4(j) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.3	Sublease Agreement between the Company and the Port Hueneme Surplus Property Authority, dated March 21,, 2005 (included as Exhibit 4(k) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, incorporated herein by reference).

10.4	Lease Agreement between the Company and Beachport Center, dated March 29, 2011 (included as Exhibit 4(l) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.5	Supply Agreement between the Company and Neovacs S.A. for KLH raw material, effective January 1, 2008 (included as Exhibit 4(14) to the Company’s Amendment No. 2 to its Registration Statement on Form 20-F filed on July 5, 2012, and incorporated herein by reference).

10.6	Supply Agreement between the Company and Neovacs S.A. for KLH raw material, effective January 1, 2008 (included as Exhibit 4(15) to the Company’s Amendment No.2 to its Registration Statement on Form 20-F filed on July 5, 2012, and incorporated herein by reference).

10.7	Research Collaboration Agreement between the Company and Bayer Innovation GmbH, dated August 27, 2009 (included as Exhibit 4(16) to the Company’s Amendment No.2 to its Registration Statement on Form 20-F filed on July 5, 2012, and incorporated herein by reference).

10.8	Agreement between the Company and Life Diagnostics, effective October 18, 2011 (included as Exhibit 4(18) to the Company’s Amendment No. 2 to its Registration Statement on Form 20-F filed on July 5, 2012, and incorporated herein by reference).

10.9#	License Agreement between the Company and University of Guelph, dated July 24, 2013 (included as Exhibit 99.1to the Company’s Report on Form 6-K filed on August 30, 2013, and incorporated herein by reference).

10.10	Share Option Plan, as Amended, dated December 13, 2011 (included as Exhibit 10(b) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein as reference).

10.11	Fixed Share Option Plan dated December 18, 2013 (included as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.12	Shareholder’s Rights Plan, as Amended, dated January 9, 2014 (included as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.13@	Performance Share Plan dated April 9, 2010 (included as Exhibit 10(d) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.14	Advance Notice Policy, adopted October 31, 2013 (included as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.15	Amendment One to the Lease Agreement between the Company and Beachport Center, dated June 24, 2014 (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.16	Sublease Amendment No. 2 to Sublease Agreement between the Company and the Port Hueneme Surplus Property Authority, dated October 2, 2000 (included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.17	Sublease Amendment No. 1 to Sublease between the Company and the Port Hueneme Surplus Property Authority, dated March 21, 2005 (included as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.18	Collaboration Agreement by and between Stellar Biotechnologies, Inc. and Amaran Biotechnology, Inc. dated December 7, 2013 (filed herewith).

14.1	Code of Ethics and Business Conduct (included as Exhibit 99.4 to the Company’s Report on Form 6-K filed on August 14, 2014, and incorporated herein by reference).

21	Subsidiaries of Stellar Biotechnologies, Inc. (included as Exhibit 21 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

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

32.1

Certificate of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.2 of the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

*	Previously Filed

@	Management contract or compensatory plan or arrangement

#	Confidential treatment has been granted for certain portions of this exhibit. Original copies have been filed separately with the Securities and Exchange Commission pursuant to Rule 24B-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 9, 2015	STELLAR BIOTECHNOLOGIES, INC.

	By:	/s/ Kathi Niffenegger
Name: Kathi Niffenegger Title: Chief Financial Officer