Form 10-K
period 2015-09-30
Stellar Biotechnologies, Inc.
filed 2015-12-14
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-54598

Stellar Biotechnologies, Inc.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

332 E. Scott Street Port Hueneme, California	93041
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 488-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which registered
Common Shares, without par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of March 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common shares held by non-affiliates was approximately $67,359,983, which was calculated based on 7,954,665 common shares outstanding as of that date, of which 7,646,723 common shares were held by non-affiliates, and a price per share of $8.809, which was the closing price of the registrant’s common shares on the OTCQB Marketplace on such date.  The closing price and the number of shares have been retroactively adjusted to reflect the one share for ten shares reverse stock split completed on September 2, 2015.

As of December 1, 2015, the registrant had 8,424,758 common shares issued and outstanding. This amount reflects the one share for ten shares reverse stock split of the registrant’s outstanding common shares completed on September 2, 2015.

All historical references to common shares, warrants and stock options outstanding prior to September 2, 2015 and the related exercise prices in this Form 10-K have been adjusted to reflect the effect of the one share for ten shares reverse stock split that occurred on September 2, 2015.

Documents incorporated by reference: NONE

Stellar Biotechnologies, Inc.

Annual Report ON FORM 10-K

Fiscal Year Ended September 30, 2015

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

EMERGING GROWTH COMPANY STATUS

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and as a result, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We will remain an “emerging growth company” for up to five years, or until the earliest to occur of: (i) the last day of the fiscal year in which we have $1.0 billion in annual gross revenues; (ii) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act, with at least $700 million of equity securities held by non-affiliates as of the last business day of our most recently completed second fiscal quarter; and (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities in any three-year period. We may choose to take advantage of some but not all of these reduced reporting burdens. For so long as we remain an emerging growth company, we will not be required to:

•	comply with the auditor attestation requirements of to Section 404(b) of Sarbanes-Oxley Act of 2002, as amended;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”), regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) except as otherwise required by rules of the Securities and Exchange Commission (the “SEC”);

•	submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

•	include detailed compensation discussion and analysis in our periodic reports, proxy statements and registration statements, and instead may provide a reduced level of disclosure concerning executive compensation.

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

Our core business is the manufacture and supply of KLH protein under the brand “Stellar KLH™.” We raise Giant Keyhole Limpets in our own land-based aquaculture facilities, extract KLH protein using non-lethal methods, and manufacture and sell GMP and research grade Stellar KLH™ products to third parties. Our products include Stellar KLH™ protein in various grades, formulations and configurations for both preclinical and clinical applications, and certain KLH-based in vitro diagnostic kits for preclinical use. Stellar KLH™ protein can be used as an API for conjugation as a carrier molecule or adjuvant in immunotherapies under development, and as an immune stimulant in immunotoxicology applications. Our customers and partners include multinational biotechnology and pharmaceutical companies, academic institutions, clinical research organizations, and research centers.

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

We operate through our wholly-owned subsidiary, Stellar Biotechnologies, Inc., a California corporation which was organized September 9, 1999. We acquired the subsidiary on April 12, 2010 through a reverse merger and began trading on the TSX Venture Exchange under the symbol “KLH” on April 19, 2010. We were originally incorporated in Canada on June 12, 2007 under the name China Growth Capital, Inc. and subsequently changed our name to CAG Capital, Inc. on April 15, 2008. We began trading on the TSX Venture Exchange as a Canadian “capital pool company” on August 29, 2008, and became a British Columbia corporation on November 25, 2009. Our reverse merger in April 2010 constituted our “qualifying transaction” under Canadian law, at which time we changed our name to Stellar Biotechnologies, Inc. In January 2013, we began trading on the U.S. OTCQB Marketplace Exchange under the symbol “SBOTF” and, on November 5, 2015, our common shares began trading on The Nasdaq Capital Market (“Nasdaq”) under the symbol “SBOT.”

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

Biotechnology and pharmaceutical companies currently have KLH-based active immunotherapies and therapeutic vaccines in clinical development for metastatic breast cancer, ovarian cancer, Crohn’s disease, systemic lupus erythematous, Alzheimer’s disease, and various other cancers and diseases.

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

KLH is a very large, high molecular weight, oxygen-carrying glycoprotein made of millions of atoms. There are two KLH subunit forms, KLH1 and KLH2, each composed of seven or eight functional units, with each functional unit having an oxygen binding site of two copper atoms. KLH has a distinctive opalescent blue color which is the result of its copper-containing properties. The KLH molecular structure offers numerous sites for conjugation, and can generate multiple product configurations. KLH is a highly effective T-cell dependent carrier protein that induces immune responses via antigen presenting cells. Both the high molecular weight native molecule and subunit forms of KLH are excellent immune stimulants. While KLH is potently immunogenic, it does not cause an adverse immune response in humans. Because of its large size, immune-stimulating properties, numerous sites for conjugation, and safety profile, KLH is often used by researchers and product developers as a vaccine carrier protein. However, due to its exceptional size and complexity, KLH has not been reproduced synthetically.

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

We believe that highly-specialized aquaculture manufacturing methods, like the methods we practice, protect the KLH molecule’s source species and provide sustainable, scalable supplies of quality KLH protein. The concept of sustainability involves sound, responsible management of environmental resources and, especially where biological systems are concerned, includes protecting native species so that the species thrive and remain diverse and productive over time. Further, we believe that environmentally sound methods associated with professional and specialized aquaculture can minimize variability in KLH products and assure full traceability to their biological source.

Our Stellar KLH™ Technology

We have committed the past 15 years to the advancement of aquaculture science and sustainable KLH production methods, specifically focused on protection of the Giant Keyhole Limpet and the non-harmful extraction of KLH protein. We believe our methods will provide a sustainable supply of GMP grade KLH and meet pharmaceutical industry standards for immune response, consistency, purity, and traceability while protecting the natural source species.

We have considerable intellectual property related to KLH manufacture and the environmental protection of the Giant Keyhole Limpet including, but not limited to, patents and trade secrets related to specialized aquaculture systems and technologies; spawning, selection and maintenance of the species; non-lethal KLH protein extraction methods; and the processing, purification and production of KLH formulations. This core technology is the basis for our belief that we lead the industry in sustainable manufacture of KLH.

Our Aquaculture Technology & Manufacturing

Our aquaculture technology involves methods we developed and optimized to control the reproduction and growth of the Giant Keyhole Limpet including, but not limited to, culture systems, nutritional requirements, and the recirculation of seawater. We achieved a significant milestone in aquaculture science by developing the capability to sustain the complete life cycle of the Giant Keyhole Limpet. Using our proprietary methods, we can support the marine mollusk from embryo to protein-producing adult. Other KLH suppliers are reliant on scarce, wild populations of limpets. We believe we have the only demonstrated aquaculture system where multiple generations of the Giant Keyhole Limpet are spawned, grown and sustained within a land-based facility, for the purpose of commercial-scale KLH production.

The aquaculture cycle to raise Giant Keyhole Limpets from fertilized eggs to maturity for KLH production is approximately five years, with multiple complex larval and juvenile stages. KLH can be extracted from mature limpets a limited number of times per year and, if properly maintained, the average extracted quantity of KLH per year per limpet is predictable and useful in estimating targets for production planning and optimizing the use of the hemolymph. The hemolymph is extracted in a non-harmful manner utilizing our patented methods. Once extracted, the hemolymph is processed through our proprietary methods, which are protected as trade secrets.

We contract with CMOs and CTOs for certain steps of cGMP processing and quality control testing. The services currently performed by these contract vendors include, but may not be limited to, sterile fill/finish and release testing.

The shelf life of Stellar KLH™ protein products currently ranges from 18 months to 36 months, depending on form and formulation. KLH pharmaceutical intermediate produced by us is held in inventory for up to 18 months and used to fill customer orders or for our continued production into fully purified KLH formulations. Stability studies on certain Stellar KLH™ subunit formulations support a shelf life of 24 months, while stability studies on certain Stellar KLH™ high molecular weight (HMW) formulations support a shelf life of 36 months. Stability studies are ongoing for all products and we plan to continue these up to the 48 month time point.

We currently maintain a production inventory of limpets sufficient for an annual capacity of a minimum of 1,500 grams/year of KLH pharmaceutical intermediate, with a projected maximum of 2,000 grams/year. Given current resources, we believe we can scale up capacity to meet anticipated customer demand for the next one to two years. Given sufficient funding to continue scale-up, our projected KLH production capacity is up to 20 kilograms in five to seven years. We plan to incrementally increase hatchery production of limpets and expand aquaculture infrastructure, which will thereby increase our KLH production, in order to meet the anticipated future multi-kilogram KLH requirements of immunotherapy commercialization.

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

Our Facilities

We maintain research and manufacturing facilities directly along the Pacific Ocean with dedicated, land-based aquaculture operations in Port Hueneme, California. We have approximately 37,000 square feet of leased aquaculture, manufacturing, and laboratory space. In 2011, we completed a major expansion of our facilities, incorporating significant advances in technology developed by us with support from monetary grants from the National Science Foundation and National Institutes of Health. These advancements included systems for the intensive propagation of the complex larval stages. We believe our waterfront location is a proprietary asset that allows our marine scientists to work in close proximity to naturally resident Giant Keyhole Limpet colonies, and to be at the forefront in developing protective measures and environmentally sound practices for KLH production.

In July 2015, we entered into an exclusive collaboration agreement with Ostiones Guerrero, SA de CV (“Ostiones”) (the “Ostiones Collaboration Agreement”) to secure a unique strategic site in Baja California, Mexico, for the potential development of an additional aquaculture locale and future expansion of our KLH production. The collaboration with Ostiones is intended to include design, expansion and development of marine aquaculture resources for hatchery and maturation of Giant Keyhole Limpets. In connection with the Ostiones Collaboration Agreement, we also entered into a lease agreement with Ostiones for undeveloped land on which suitability studies are to be conducted by Stellar over the next three years. We believe this expansion will support our goal to meet the anticipated long-term industry demand for KLH protein.

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

Our Stellar KLH™ Products

Our products include Stellar KLH™ protein in various grades, formulations and configurations for both preclinical and clinical applications, and certain KLH-based in vitro diagnostic kits for preclinical use. Stellar KLH™ protein can be used as an API (for conjugation as a carrier molecule or adjuvant) in immunotherapies under development such as for cancer, immune disorders, Alzheimer’s disease, and inflammatory diseases. Stellar KLH™ protein can also be used as a finished, injectable immune stimulant in immunotoxicology applications. Our customers and partners include multinational biotechnology and pharmaceutical companies, academic institutions, clinical research organizations, and research centers.

We believe our Stellar KLH™ protein products have advantages over other sources of KLH because:

•	We are able to produce a product that is fully traceable and controlled from native source to finished product which we believe are important considerations for our pharmaceutical partners.

•	Due to the known origin of material and continuity of data, we believe we are able to create a more consistent, high quality, immunogenic product than other KLH proteins in the market.

•	Our product is supplied in a stabilized, liquid formulation, rather than freeze-dried, and has low endotoxin and bioburden levels.

•	Our viral removal technology in the KLH manufacturing process provides additional assurance of viral clearance.

•	Our KLH protein is produced using environmentally sound, sustainable practices intended to protect and renew the live marine source.

•	Using our proprietary methods, we are able to offer a long-term scalable supply of GMP grade KLH for commercial use.

Our Stellar KLH™ product offerings and target applications include:

•	Stellar KLH™ protein for conjugation and as carrier molecule in immunotherapy development: The small haptens (partial antigens) and vaccine antigens used to develop immunotherapies are not usually immunogenic enough and require the aid of a carrier protein or adjuvant to stimulate an immune response. We offer a variety of Stellar KLH™ products for use as a carrier molecule or adjuvant (HMW and subunit formulations, GMP and research grades, and bulk and vial configurations) for use in clinical and research applications.

•	Stellar KLH™ protein and ELISA test kits for immune function testing: KLH plays a vital role in research and clinical studies as an antigen for assessing immune function and in immunotoxicology studies for monitoring the immunosuppressive effects of drug candidates. Our Stellar KLH™ protein can be used as an immune stimulant for T-Cell Dependent Antibody Response (TDAR) testing. We also offer a line of Stellar KLH™ ELISA assay test kits for the detection of anti-KLH antibodies in preclinical research settings.

•	Custom KLH formulations, adjuvants, conjugations and fill finishes for preclinical research and drug development applications.

We currently have limited revenue from sales of our Stellar KLH™ products. Selling prices for Stellar KLH™ protein vary depending on the purity, grade, preparation, and packaging configuration. Product sales are highly dependent upon the rate of development and clinical trials of the active immunotherapies and other technologies being developed by third party customers, which utilize our products. The advancement and commercial success of these third party products is dependent upon many factors, including available capital, trial recruitment and progress, and regulatory review. Revenue from these customers is highly variable, but historically is not subject to seasonal fluctuations.

Revenues from the sale of Stellar KLH™ products were $563,689 in fiscal 2015, $143,553 in fiscal 2014, and $76,055 in fiscal 2013. Contract services revenues related to Stellar KLH™ products were $195,000 in fiscal 2015, $192,000 in fiscal 2014, and $60,000 in fiscal 2013. The geographic breakdown of revenues in fiscal 2015 was 53% Europe, 38% Asia and 9% U.S.; fiscal 2014 was 41% Europe, 40% Asia, 14% U.S., and 6% Canada; and fiscal 2013 was 84% Europe, 12% U.S., 3% South America and 1% Canada.

Customers

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

The customers that represent 10% or more of our total consolidated revenue in fiscal 2015, 2014 and 2013 are as follows:

Customer	2015	2014	2013

Amaran Biotechnology, Inc.	19%	35%	-
Neovacs SA	15%	30%	12%
Araclon Biotech, SL	19%	-	-
AXON Neuroscience SE	16%	-	-
OBI Pharma, Inc.	17%	-	-

Contracts, Supply Agreements and Collaboration Agreements.

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

Collaboration Agreement and Lease Agreement with Ostiones Guerrero SA de CV

In July 2015, we entered into the Ostiones Collaboration Agreement with Ostiones, a privately held commercial fishing corporation in Baja California, Mexico. The purpose of the Ostiones Collaboration Agreement is to secure a strategic site in Baja California, Mexico, for the potential development of an additional aquaculture locale and future expansion of our KLH production, subject to a site suitability study to be conducted over the next three years.

The agreement provides for Stellar and Ostiones to collaborate on the design, expansion and development of marine aquaculture resources and KLH production facilities in Baja California, Mexico to provide, exclusively for Stellar, an additional site for hatchery and maturation of Giant Keyhole Limpets and production of KLH. Ostiones will provide local manpower, labor and operational support, the costs of which are subject to our prior approval and monthly reimbursement. As part of the collaboration, Ostiones will gain access to our aquaculture techniques, proprietary expertise, support services and training to facilitate the expansion of Ostiones’ seafood production business. During the three-year term of the agreement and for five years thereafter, the parties are subject to customary non-competition and non-contravention provisions.

In June 2015, we entered into an agreement with Ostiones whereby Ostiones leased to Stellar undeveloped land in Baja California, Mexico (the “Ostiones Lease Agreement”) to assess its suitability for the long-term development and potential expansion of our production capability. The first two years rent was prepaid in June 2015. The Ostiones Lease Agreement and the Ostiones Collaboration Agreement (together, the “Ostiones Agreements”) each expire in June 2018, unless terminated earlier. If we decide to proceed with development of the site, we have options to extend the lease for 30 years.

Under the terms of the Ostiones Agreements, we will be responsible for certain improvements to the leased, undeveloped land, including construction of certain structures and a power-generating facility which will be owned by us. We expect to enter into separate usage and supply agreements covering the use of site resources and utilities such as seawater and power, and for the production of Giant Keyhole Limpets by Ostiones exclusively for us. However, any such agreements are contingent upon completion of our site suitability assessment and we are currently under no obligation to execute such agreements at this time.

Supply Agreements with Neovacs SA

In April 2015, we entered into a supply agreement with Neovacs SA, a publicly-held biotechnology company in Paris, France (“Neovacs”). This agreement extends and expands two supply agreements previously in place with Neovacs (entered into in 2008) for the use of Stellar KLH™ in the development and manufacture of Neovacs’ active immunotherapies. Stellar KLH™ is used as a carrier molecule to stimulate an immune response in Neovacs’ Kinoid immunotherapy technology, which has two products that are currently in Phase II clinical trials for the treatment of lupus and Crohn’s disease.

The agreement provides for Neovacs to purchase Stellar KLH™ for use in its proprietary KLH-based Kinoid immunotherapies in the European Union, Latin America, Asia, the U.S. and Canada. Neovacs will use Stellar KLH™ for its planned Phase II and Phase III clinical trials and for expected commercial manufacturing of its products for up to one year following market approval. Neovacs will manage and fund all product development and regulatory submissions for its immunotherapy products and act as the sponsor company for the future clinical trials.

Under the terms of the agreement, we will supply GMP grade KLH to Neovacs according to agreed specifications, quantities and pricing, as well as maintain a master file with the U.S. Food and Drug Administration (the “FDA”) for the KLH product. We will also provide professional, technical and regulatory support to Neovacs. The agreement has an initial five-year term, which may be renewed by Neovacs in one-year increments.

Supply Agreement with Araclon Biotech SL

In November 2014, we entered into an exclusive supply agreement with Araclon Biotech SL, a privately-held biotechnology company headquartered in Spain and majority-owned by global healthcare company Grifols (“Araclon”). Araclon is developing beta amyloid-targeting active immunotherapies for neurodegenerative diseases with a primary focus on Alzheimer's disease. Araclon's patented technology involves immunization against amyloid-beta (Aβ) together with KLH as a carrier protein.

The purpose of the agreement is to ensure a stable supply of KLH to Araclon to support Phase II/III clinical trials of Araclon’s Alzheimer's drugs, including the development of manufacturing processes and production capacity. Under the agreement, Araclon will manage and fund all product development and regulatory submissions for its products. We will supply GMP grade Stellar KLH™ protein and provide technical and regulatory support to Araclon.

Under the terms of the agreement, Araclon will purchase KLH exclusively from us, and we will supply KLH exclusively to Araclon, for use in Araclon’s beta amyloid-targeting active immunotherapies against Alzheimer’s at agreed specifications, quantities and pricing. In addition, the agreement provides us with first negotiation rights for the exclusive supply of KLH in connection with the potential future commercialization by Araclon of its beta amyloid-targeting immunotherapy products. The agreement has an initial five-year term, which may be renewed by Araclon for additional one-year periods.

Collaboration Agreement with Amaran Biotechnology

In December 2013, we entered into a collaboration agreement with Amaran Biotechnology, Inc., a privately-held Taiwanese biopharmaceuticals manufacturer and a beneficial owner of over 5% of our common shares (“Amaran”). Amaran designs, develops, and manufactures active immunotherapies, such as OBI-822, the lead immunotherapy candidate of OBI Pharma, Inc. An active immunotherapy uses a patient’s own immune system to recognize and mount an attack against the targeted tumor cells. The primary purpose of our collaboration with Amaran is to develop and evaluate methods for Amaran’s potential manufacture of the OBI-822 active immunotherapy using our GMP grade Stellar KLH™.

Under the terms of the agreement with Amaran, which were negotiated at arms’ length, we are responsible for the production and delivery of GMP grade KLH for evaluation as a potential carrier molecule in the OBI-822 active immunotherapy. We are also responsible for method development, product formulation, and process qualification for certain KLH reference standards. Amaran is responsible for development objectives and product specifications.

The agreement also provides for Amaran to pay us fees for certain expenses and costs associated with the collaboration. Subject to certain conditions and timing, the terms of the collaboration with Amaran also provide for the possible negotiation of a commercial supply agreement for Stellar KLH™ in the future. However, there can be no assurance that any such negotiations will lead to successful execution of any further agreements related to this collaboration.

Manufacturing and Supply Agreement with Life Diagnostics

In October 2011, we entered into an exclusive manufacturing and supply agreement with Life Diagnostics, Inc. (“LDI”), pursuant to which LDI agreed to utilize Stellar KLH™ to develop and manufacture Stellar KLH™ brand ELISA test kits for the detection of anti-KLH antibodies in uses by the preclinical immunotoxicity and immunology markets. The agreement also required LDI to supply us with Stellar KLH™ brand ELISA test kits at agreed upon prices.

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

Our internal research includes, among other activities, continual improvement of methods for the culture and growth of Giant Keyhole Limpet, innovations in aquaculture systems and infrastructure, biophysical and biochemical characterization of the KLH molecule, analytical processes to enhance performance of our products, KLH manufacturing process improvements, new KLH formulations and KLH-related technologies, and early development of potential new KLH-based immunotherapy.

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

For the years ended September 30, 2015, August 31, 2014 and August 31, 2013, research and development expense amounted to $1,029,489, $2,458,934 and $2,018,554, respectively. Of these amounts, approximately 17%, 64% and 20% in fiscal 2015, 2014 and 2013, respectively, related to our preclinical internal research on new uses for KLH; specifically, the preclinical testing of a potential KLH-based immunotherapy approach against C. diff infection. The remaining amounts related primarily to research and development in aquaculture, improvements in analytical, manufacturing, and purification processes, stability testing, and formulation development. None of these expenses were borne by our customers.

Grants

We have historically financed a portion of our operations through the receipt of monetary grants made available through programs funded and administered by various U.S. government entities. These grants offer non-dilutive funding and are intended to foster and promote research and innovation in important scientific and technological projects.

In the most recent three fiscal years, we recognized, through our California subsidiary, an aggregate of $445,993 in grant funding from the National Science Foundation (“NSF”) Small Business Innovation Research (“SBIR”) through the Technology Enhancement for Commercial Partnerships program under Phase II and Phase IIB grants. Our project was entitled “Megathura Crenulata Post Larval Culture - Bottleneck for a Valuable Medical Resource,” and the purpose of the project was to allow for the full implementation of the commercial scale aquaculture systems for KLH production and development of a validated KLH-based immunogenicity assay. Grant revenues were recorded as we fulfilled the grant requirements.

In addition to NSF grants, we also receive grants from time to time for the development of new technology from the National Institutes of Health, National Cancer Institute (“NIH”), the California Technology Investments Program (CalTIP), and Internal Revenue Service (“IRS”) qualifying therapeutic discovery project grants.

Competition

We believe we are the leader in sustainable manufacture of GMP and research grade KLH. We believe we are one of only three companies known to manufacture starting material (raw hemolymph) for GMP grade KLH products and of these three companies, we believe we are the only company that offers GMP grade KLH supported by fully traceable manufacturing methods. We compete directly with Biosyn Corporation, a pharmaceutical and biotechnology company which manufactures KLH starting material and offers clinical and research grade KLH products. We also compete directly with SAFC, a division of Sigma-Aldrich, which offers clinical and research grade KLH products manufactured from its own starting material from ocean harvested limpets and from aquaculture starting material purchased from us. We compete on the basis of: the advantages and disadvantages of Stellar KLHTM as compared to other KLH proteins manufactured by our competitors; our ability to educate the industry about the high quality, and sustainable and traceable features, of Stellar KLHTM; our ability to supply scalable quantities of GMP grade KLH; product efficacy; customer service; and the price and demonstrated cost-effectiveness of Stellar KLHTM as compared to our competitors. We believe that our proprietary methods and our unique achievement of an aquaculture production system that now supports multiple generations of the Giant Keyhole Limpet will enable us to compete successfully and meet anticipated future demand for KLH in the pharmaceutical industry.

Intellectual Property and License Agreements

We hold important intellectual property related to KLH development and manufacture and to the environmental protection of the Giant Keyhole Limpet including, but not limited to, patents and trade secrets related to specialized aquaculture systems and technologies; spawning, selection and maintenance of the Giant Keyhole Limpet; non-lethal KLH protein extraction methods; and the processing, purification and production of KLH formulations. Our proprietary methods also include methods for the control of larval development, metamorphosis and maturation of the Giant Keyhole Limpets, which we protect as trade secrets.

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

Our trademarks include, but are not limited to, “Powering and Improving Immunotherapy™”, “Stellar KLH™” and “KLH Site™”. In addition to patents and trademarks, we rely on trade secrets and other intellectual property laws, nondisclosure agreements and other measures to protect our intellectual property rights. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationship with us. We also require our employees, and to the extent practicable, our consultants and advisors with whom we expect to work on our products to agree to disclose and assign to us all inventions made in the course of our working relationship with them, while using our intellectual property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to wrongfully obtain or use information that we regard as proprietary.

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

The Guelph License agreement required an initial, non-refundable license fee of $25,000, which was paid in fiscal 2013, payment of an aggregate of $200,000 in delayed license fees, which were paid in fiscal 2014, and a license fee of $20,000 to be paid annually thereafter, creditable against royalties due, if any. Royalties are payable for a percentage of related net sales, if any. License fees are also payable for a percentage of related non-royalty sublicensing revenue, if any. No royalties have been incurred to date.

As additional consideration, we also issued to the University Of Guelph 37,120 common shares and warrants to purchase up to 27,840 of our common shares with an exercise price of C$12.50 per share. The warrants expired on January 23, 2015 without being exercised. We reimbursed patent filing costs of approximately $52,000, $34,000 and $51,000 in fiscal 2015, 2014 and 2013, respectively, and will reimburse certain future patent filing, prosecution, and maintenance costs.

We are required to pay up to an aggregate of $6,020,000 in milestone payments to the University of Guelph upon achievement of various financing and development targets up to the first regulatory approval. Remaining milestone payments totaling $57,025,000 are related to achievement of sales targets. We are required to provide regular reports to the University of Guelph regarding product development efforts, and progress toward meeting certain milestones. A financing milestone was met during fiscal 2014 and, accordingly, we made a milestone payment of $100,000 to the University of Guelph. No milestones were met during fiscal 2015 or 2013, and there can be no assurance that any of the remaining milestones will be met in the future.

The Guelph License agreement expires when the last valid patent claim licensed under the agreement expires, which is currently 2030. Prior to that time, the agreement can be terminated by the University of Guelph upon certain conditions including: (i) our failure to make any payments or submit any reports when due; (ii) our failure to diligently pursue development or commercialization of the product based upon our reports; (iii) our material breach of any provision of the Guelph License; or (iv) providing a false report. We will have 30 days after written notice from the University of Guelph to cure the problem prior to termination of the agreement. We can terminate the Guelph License with three months’ prior written notice to the University of Guelph.

Collaboration Agreement and Exclusive Licensing Rights with Bayer Innovation GmbH

In August 2011 we acquired an exclusive, worldwide sub-licensable and royalty-free license to the technology we developed under collaboration with Bayer Innovation GmbH (“Bayer”) for the improved production method and process yields for Stellar KLH™. The license included a carve-out by Bayer to use the technology in certain non-Hodgkin Lymphoma active immunotherapies, but we may exclusively commercialize the technology in other fields. We paid Bayer $200,000 in 2011 for the licensing rights, which are jointly owned by Bayer and us. We assessed the licensing rights for impairment and wrote off the unamortized balance in July 2014.

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

We are subject to laws and regulations covering clean water and waste discharge, and are required to hold licenses for the aquaculture production and wild harvesting of the Giant Keyhole Limpet. Our aquaculture facility is subject to regulation by the California Department of Fish and Wildlife and the Regional Water Quality Control Board, Los Angeles Region. These agencies impose regulations that restrict any activity that could pose a potential risk to the California marine environment including, but not limited to, seawater waste discharge limitations specified in our National Pollution Discharge Elimination Systems (NPDES) permit. We have operated in compliance with all environmental regulations imposed by these agencies since the formation of our California subsidiary in 1999, apart from a de minimus settlement in April 2014.

New Drug Development

Currently, none of our products are subject to approval as a drug by any regulatory authority. However, many of our strategic partners are utilizing Stellar KLH™ in the development of pharmaceuticals and immunotherapies that are subject to the regulatory approval process in various jurisdictions.

We have submitted Type II Master Files for our KLH drug substance and drug product formulations to the U.S. Food and Drug Administration (“FDA”) Center for Biologics Evaluation and Research (CBER) and the U.S. FDA Center for Drug Evaluation and Research (CDER). A Master File is a confidential, detailed dossier kept on file at the FDA that contains the proprietary information on the manufacture and safety of a drug component. These files can be used to support the regulatory approval process for customers’ immunotherapy products that use our Stellar KLH™, while allowing us to control access to our manufacturing data.

The regulatory approval process for new drugs under development by our customers is typically long and expensive. Clinical trials that they conduct may not be successful and such products may not receive regulatory approval. Delays by our customers in obtaining, or the inability to obtain, regulatory approvals for their products which use Stellar KLHTM will have a direct effect on the demand for our products.

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

Employees

We currently have 20 employees. All employees, including our executive officers, are based out of our facilities in Port Hueneme, California.

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

Risks Relating to Our Business

We have a history of net losses and limited cash flow to sustain our operations.

We currently have limited revenue from product sales of Stellar KLHTM, and anticipate our planned research and development expenditures, as well as our general and administrative expenses, will be greater than our revenues for the foreseeable future. We have incurred net losses of ($2,843,029) in fiscal 2015, ($8,439,523) in fiscal 2014 and ($14,495,779) in fiscal 2013, and as of September 30, 2015, we have an accumulated deficit of ($35,335,315) since inception. To date, we have not paid dividends on our common shares and do not anticipate doing so in the foreseeable future. We have historically relied upon the sale of common shares to help fund our operations and meet our obligations. Any future additional equity financing would cause dilution to current shareholders. If we do not have sufficient capital for our operations, management would be forced to reduce or discontinue our activities, which would have a negative effect on our operations and financial condition.

We depend heavily on the success and market acceptance of Stellar KLHTM and we may never recoup our investment into its research and development.

We have invested a significant portion of our time and financial resources into the development of Stellar KLHTM. We anticipate that in the near term our ability to generate revenues will depend solely on the commercial success of Stellar KLHTM, which depends upon its market acceptance by purchasers in the pharmaceutical market and the future market demand and medical need for products and research utilizing KLH. The degree of market acceptance of Stellar KLHTM depends on a number of factors including: the advantages and disadvantages of Stellar KLHTM as compared to other KLH proteins; our ability to educate the industry about the high quality, sustainable and traceable qualities of Stellar KLHTM; product efficacy; customer service; and the price and demonstrated cost-effectiveness of Stellar KLHTM as compared to our competitors.

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

Our aquaculture operations, research and manufacturing facilities, laboratory space, and executive offices are all located in Port Hueneme, California, a coastal city located along the Pacific Ocean. To date, we have conducted all of our aquaculture operations, research and manufacturing at these facilities and there are no backup facilities for any of these operations. In July 2015, we entered into a collaboration agreement with Ostiones Guerrero SA de CV to secure a strategic site in Baja California, Mexico for the development of an additional aquaculture locale and expansion of our KLH production. However, we do not anticipate the site to be available for manufacture and production until 2018. There can be no assurance that these expansion plans will result in successful development of additional sites of research and manufacturing and KLH production outside of our Port Hueneme location. If a hurricane, an earthquake or other natural disaster, including coastal flooding, or a virus affecting our limpet colony, were to impact our facilities, we may be unable to manufacture our KLH products, which would have a serious disruptive impact on our business and a material adverse effect on our results of operations and financial condition. While we carry personal property insurance, such insurance may not be adequate to compensate us for losses from any damage or interruption of our business operations resulting from a hurricane, an earthquake, coastal flooding or other catastrophic event.

Our expansion plans include the design and development of aquaculture infrastructure and KLH production in Mexico which presents substantial risks to our business and personnel. We may never recoup our investment into this location.

We plan to develop an additional aquaculture locale and expand KLH production on leased, undeveloped land in Baja California, Mexico. We are currently engaged in a three-year study to assess the suitability of the site, and to initiate the design, expansion, and development of aquaculture resources and KLH production facilities there. There are certain administrative, legal, governmental and societal risks to operating in Mexico that could adversely impact our ability to expand our operations there. Any one or more of the risks that could adversely affect our ability to successfully implement our expansion and therefore ultimately have a material adverse effect on our business, financial condition and results of operations include, without limitation:

•	regional political and economic instability;

•	rate of crime in Mexico;

•	ability to hire and maintain a significant work force;

•	burdensome and evolving government regulations;

•	cooperation of various departments of the Mexican government in issuing permits, and inspecting our operations on a timely basis;

•	providing adequate security for our employees; and

•	change in the value of the Mexican peso.

We compete with other companies in KLH production and manufacturing that may have greater resources than we do.

We believe we are one of only three companies of who are manufacturing KLH starting material for GMP- grade KLH products; however, there are other companies offering clinical- and research-grade KLH products. Of these three companies, we believe we are the only company that offers GMP grade KLH supported by fully traceable manufacturing methods. Our Stellar KLHTM products are similar to KLH-based products produced by other companies. Some of these other companies, both public and private, have greater financial and personnel resources than us, and have greater sales and marketing experience in the industry than us. If they are able to produce and sell KLH products for less than us, it will have a negative effect on our operations and financial position.

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

We are currently dependent upon a small number of contractors and locations for certain steps in our manufacturing operations, namely fill/finish of vialed products and release testing. We do not currently have backup manufacturing capacity for some of our key products. If we are unable to retain our current contractors, or are unable to obtain new contractors to provide manufacturing services in a timely manner and on similar terms, it will have a negative effect on our operations. Further, these contract manufacturers and testing organizations provide services to many biotechnology and research companies, and such third party contractors may not provide acceptable quality, quantity or costs required by us. In addition, they may not be able to provide the services required on a schedule acceptable to us. These issues may result in us being unable to manufacture our products in the required quantities or at an acceptable cost, which would have a negative effect on our operations and financial condition.

We have been, and expect to continue to be in the future, significantly dependent on collaboration and supply agreements for the development and sales of Stellar KLHTM.

In conducting our research and development and commercialization activities, we currently rely, and expect to continue to rely, on collaboration and supply agreements with third parties, such as contract research organizations, commercial partners, universities, governmental agencies and not-for-profit organizations, for strategic, technological, and financial resources. The inability to secure agreements on acceptable terms, the termination of these relationships, or failure to perform by us or third parties who are subject to regulatory, competitive and other risks, under their respective agreements or arrangements with us, would substantially disrupt or delay our research and development and commercialization activities, including anticipated commercial sales. Any such loss would likely increase our expenses and materially harm our business, financial condition and results of operation.

Our sales in international markets subject us to foreign currency exchange and other risks and costs, which could harm our business.

Substantial portions of our revenues are derived from outside the United States; primarily from Europe and Asia. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues for the foreseeable future. All our revenues are generated in U.S. dollars. However, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition.

Our customers face uncertainties related to regulatory approval, which could reduce the market for our products.

A primary market for our Stellar KLHTM products is its use as a component of active immunotherapies under development. The therapeutic drug industry is subject to significant government regulation, and many of the products being developed by our customers that utilize our Stellar KLHTM are not yet approved for commercial sale. Before regulatory approvals for the commercial sale of any products is granted, a drug must be demonstrated through preclinical testing and clinical trials to be safe and effective for their intended use in humans. The process to determine safety and efficacy, including clinical trials, is expensive and prolonged. The time necessary to complete these processes and clinical trials and to submit applications for the regulatory approvals is difficult to predict and is subject to numerous factors, and such clinical trials may not be successful. Larger or later stage clinical trials may not produce the same results as earlier trials. Successful results in clinical trials may not result in regulatory approval, due to certain factors including unacceptable side effects or safety issues. Currently only one of our customers or partners has filed an application in any country for marketing approval of a product encompassing our Stellar KLH™ protein. If regulatory approval is granted for any drug or product that utilizes Stellar KLHTM, it will be subject to ongoing regulatory requirements, which include registration, manufacturing, labeling, advertising and promotion, packaging, distribution, record keeping and reporting, and storage. Manufacturing facilities, both those operated by us and by our contractors, would be subject to continual review and inspection, and failure to meet these regulatory requirements can interrupt, delay, or shut down these facilities. Previously unknown problems may result in regulatory restrictions on such products, including withdrawal from the marketplace. Delays in obtaining regulatory approvals for products developed by our customers that use Stellar KLHTM, or failure to obtain or maintain regulatory approvals altogether, would have a negative effect on market demand for our Stellar KLHTM products, and have a negative effect on our operations and financial condition.

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

In addition, our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial and research personnel in all areas within our organization. We plan to continue to grow our business and will need to hire additional personnel to support this growth. We believe that there are only a limited number of individuals with the requisite skills to serve in many of our key positions, and we compete for key personnel with other biotechnology companies, as well as universities and research institutions. It is often difficult to hire and retain these persons, and we may be unable to timely replace key persons if they leave or be unable to fill new positions, as they become available, requiring key persons with appropriate experience. If we fail to attract, integrate and retain the necessary personnel, our ability to maintain and grow our business could suffer significantly.

We are subject to the risk of product liability claims, for which we may not have, or be able to obtain, adequate insurance coverage.

The pharmaceutical industry is subject to product liability claims in the event of adverse effects, even in respect to products that have received regulatory approval for commercial sale. Such claims might be made directly by consumers, healthcare providers or by pharmaceutical companies, or others selling or utilizing our Stellar KLHTM products. Although we currently maintain liability insurance for our products, we may not be able to obtain or maintain sufficient and affordable insurance coverage for all claims that may occur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. In addition, our inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the development and commercial production and sale of our products, which could adversely affect our business, financial condition and results of operations.

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

Risks Related to an Investment in Our Securities

The price of our common shares may be subject to substantial volatility.

Although our common shares are listed on The Nasdaq Capital Market in the United States and the TSX Venture Exchange in Canada, there can be no assurance that an active public market will be sustained for our common shares. If there is a thin trading market or “float” for our common shares, the market price for our common shares may fluctuate significantly more than the stock market as a whole. Without a large float, our common shares would be less liquid than the stock of companies with broader public ownership and, as a result, the trading price of our common shares may be more volatile.

Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common shares could fluctuate widely in response to several factors, including:

•	our quarterly or annual operating results;

•	changes in our earnings estimates;

•	investment recommendations by securities analysts following our business or our industry;

•	additions or departures of key personnel;

•	changes in the business, earnings estimates or market perceptions of our competitors;

•	our failure to achieve operating results consistent with securities analysts’ projections;

•	changes in industry, general market or economic conditions; and

•	announcements of legislative or regulatory changes.

The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes often appear to occur without regard to specific operating performance. The price of our common shares could fluctuate based upon factors that have little or nothing to do with our company and these fluctuations could materially reduce our share price.

If we cannot meet Nasdaq’s continuing listing requirements and Nasdaq rules, Nasdaq may delist our securities, which could negatively affect our company, the price of our securities and your ability to sell our securities.

On November 3, 2015, our common shares were approved for listing on The Nasdaq Capital Market and began trading on November 5, 2015. In order to meet certain initial listing requirements of Nasdaq, on September 2, 2015, we effected a consolidation of our issued and outstanding common shares on the basis of one (1) post-consolidation common share for every ten (10) pre-consolidation shares. We also amended our Articles to comply with certain corporate governance requirements set forth in the Nasdaq Listing Guide, which amendment was approved at a special meeting of our shareholders. These actions were time consuming and required substantial expense on the part of our Company. Although our shares are currently listed on Nasdaq, in the future, we may not be able to meet the continued listing requirements of Nasdaq, which require, among other things, a minimum bid price of $1.00 per share for common shares listed on the exchange. If we are unable to satisfy the Nasdaq criteria for maintaining our listing, our securities could be subject to delisting. Trading of our securities would continue on the TSX Venture Exchange in Canada and, in the United States, would thereafter be conducted in the over-the-counter market or on the National Association of Securities Dealers Inc.’s “electronic bulletin board.” As a consequence of any such delisting, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our securities.

We may require additional financing or financings, which would result in substantial dilution to existing shareholders.

Management currently estimates that our operations, including research and development, capital expenditures and general and administrative expenses, will require approximately $5.5 million for the next 12 months. We believe our cash and cash equivalents and short-term investments at September 30, 2015 are sufficient to meet estimated working capital requirements and fund planned operations for at least the next 12 months. Notwithstanding the above, we may decide to expand operations, undertake strategic acquisitions or determine some other business need. In such case, we would then seek financing for such events through the sale of additional common shares, debt securities or bank loans. Our ongoing research and development activities may be dependent upon our ability to obtain funds, which is expected to include the sale of common shares, as well as possible debt financings, joint ventures, or other means. Such sources of financing may not be available on acceptable terms, if at all. Failure to obtain such financing may result in delay or indefinite postponement of research and development of our Stellar KLHTM. Any transaction involving the issuance of previously authorized but unissued common shares, or securities convertible into common shares, could result in dilution, possibly substantial, to present and prospective holders of common shares and may be on terms less favorable to us.

We could be deemed a “passive foreign investment company” in the future, which could have negative consequences for U.S. investors.

We would be designated as a “passive foreign investment company”, or a PFIC, under the meaning of Section 1297 of the United States Internal Revenue Code of 1986, as amended, or the Code, if (a) 75% or more of our gross income is “passive income” (generally, dividends, interest, rents, royalties and gains from the disposition of assets producing passive income) in any taxable year, or (b) at least 50% of the average value of our assets produce, or are held for the production of, passive income. If we are designated a PFIC for any taxable year during which a U.S. shareholder holds our common shares, it would likely result in materially adverse U.S. federal income tax consequences for such U.S. shareholder, including, but not limited to, any gain from the sale of our common shares would be taxed as ordinary income, as opposed to capital gain, and such gain and certain distributions on our common shares would be subject to an interest charge, except in certain circumstances. In addition, U.S. shareholders should be aware that there can be no assurances that we would be able to satisfy the record keeping requirements that apply to a PFIC, or that we would supply U.S. shareholders with the information that such U.S. shareholders require to make certain elections available under the Code that are intended to mitigate the adverse tax consequences of the PFIC rules. The PFIC rules are extremely complex. A U.S. shareholder of our common shares is encouraged to consult a tax advisor regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership and disposition of our common shares.

We are governed by the corporate laws in British Columbia, Canada which in some cases have a different effect on shareholders than the corporate laws in Delaware.

The material differences between the British Columbia Business Corporations Act (the “BCBCA”) as compared to the Delaware General Corporation Law (“DGCL”) which may be of most interest to shareholders include the following: (i) for material corporate transactions (such as amalgamations, other extraordinary corporate transactions, amendments to the notice of articles and amendments to the Articles), the BCBCA generally requires a two-thirds majority vote by shareholders (and, in addition, especially where the holders of a class of shares are being affected differently from others, approval will be required by holders of two-thirds of the shares of such class voting in a meeting called for that purpose), whereas the DGCL generally only requires a majority vote of shareholders for similar material corporate transactions; (ii) quorum for shareholders meetings is not prescribed under the BCBCA and is only 33-1/3% under our Articles; whereas, under the DGCL, quorum requires the holders of a majority of the shares entitled to vote to be present; and (iii) our Articles require a two-thirds majority vote of shareholders to pass a resolution for one or more directors to be removed, whereas the DGCL requires only the affirmative vote of a majority of the shareholders.

Risks Related to an Emerging Growth Company

We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and as a result, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We will remain an “emerging growth company” for up to five years, or until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.0 billion in annual revenues; (ii) the date we are deemed a “large accelerated filer” as defined in the Exchange Act, with at least $700 million of equity securities held by non-affiliates; or (iii) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities. We may choose to take advantage of some but not all of these reduced reporting burdens.

For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”), regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

•	submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

•	include detailed compensation discussion and analysis in our filings under the Exchange Act, and, instead, may provide a reduced level of disclosure concerning executive compensation.

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

If we take advantage of any of these reduced reporting burdens in future filings, the information that we provide our security holders may be different than information such security holders might receive from other public companies in which they hold equity interests. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2.    PROPERTIES.

We currently lease 4,300 square feet of executive office and laboratory space in Port Hueneme, California under a lease which was renewed in July 2014 for a two-year term.

Our aquaculture operations are land-based, and encompass three buildings and a 37,000 square foot oceanfront leasehold facility in the Port Hueneme Aquaculture Business Park, located along the Pacific Coast. These facilities include our aquaculture, manufacturing, and laboratory operations, and are leased from the Port Hueneme Surplus Property Authority under three sublease agreements that expire in September and October 2020 with options to extend the leases for two additional five-year terms.

We also currently lease undeveloped land in Baja California, Mexico under a lease agreement which we entered into in June 2015, with a three-year term, which lease agreement is terminable at will at any time with 30 days prior notice by either party. We expect to utilize the undeveloped land to conduct suitability studies over the next three years for the potential development of an additional aquaculture locale and future expansion of production.

Item 3.    LEGAL PROCEEDINGS.

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

Market Information

Our common shares are currently listed for trading on The Nasdaq Capital Market in the United States under the symbol “SBOT” and on the TSX Venture Exchange in Canada under the symbol “KLH.”

From January 15, 2013 through November 4, 2015, our common shares were traded in the United States on the U.S. OTCQB Marketplace Exchange under the symbol “SBOTF.” On November 5, 2015, our common shares began trading on Nasdaq under the symbol “SBOT.”

The table below lists the high and low bid prices for our common shares on the OTCQB for each fiscal quarter during 2015 and 2014. The quotations on the OTCQB were furnished to us by OTC Markets Group, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The prices have been adjusted to reflect the one share for ten shares reverse stock split completed on September 2, 2015.

OTCQB Marketplace

Common Shares Trading Activity

	- Bids-
	US Dollars
Period	High	Low

Fiscal Year 2015
Three Months Ended 9/30/15	$9.04	$5.30
Three Months Ended 6/30/15	$9.15	$6.11
Three Months Ended 3/31/15	$11.72	$8.50
Three Months Ended 12/31/14	$15.40	$10.20

Fiscal Year 2014
Three Months Ended 8/31/14	$23.60	$6.00
Three Months Ended 5/31/14	$18.20	$9.30
Three Months Ended 2/28/14	$19.50	$10.00
Three Months Ended 11/30/13	$23.00	$11.70

The table below lists the high and low bid prices for our common shares on the TSX Venture Exchange for each fiscal quarter during 2015 and 2014. The quotations on the TSX Venture Exchange were furnished to us by TSX InfoSuite. These quotations reflect adjusted close prices, and may not necessarily represent actual transactions. The prices have been adjusted to reflect the one share for ten shares reverse stock split completed on September 2, 2015.

TSX Venture Exchange

Common Shares Trading Activity

	- Sales-
	Canadian Dollars
Period	High	Low
Fiscal Year 2015
Three Months Ended 9/30/15	$11.99	$6.70
Three Months Ended 6/30/15	$11.40	$7.40
Three Months Ended 3/31/15	$13.90	$10.70
Three Months Ended 12/31/14	$17.30	$11.60

Fiscal Year 2014
Three Months Ended 8/31/14	$25.50	$6.50
Three Months Ended 5/31/14	$19.90	$9.00
Three Months Ended 2/28/14	$20.50	$13.60
Three Months Ended 11/30/13	$21.50	$12.30

Holders

As of December 1, 2015, we had 8,424,758 common shares outstanding, with 24 shareholders of record. The number of record shareholders was determined from the records of our stock transfer agent and does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

Dividends

We have not declared any dividends on our common shares since our incorporation and do not anticipate that we will do so in the foreseeable future. Our present policy is to retain future earnings, if any, for use in our operations and the expansion of our business.

Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The graph set forth below compares the cumulative total return of our common shares to the Nasdaq Composite Index and the Nasdaq Biotechnology Index based on the period from August 31, 2010 through the Company’s fiscal year end on September 30, 2015. The graph assumes $100 was invested on August 31, 2010 in our common shares and in each of the comparative indices and assumes reinvestment of dividends, if any.

The comparisons shown in the graph below are based on historical data. We caution that the stock price performance showing in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common shares. Information used in the graph was obtained from S&P Capital IQ, a source believed to be reliable, but we are not responsible for any errors or omissions in such information. Please also note that, due to the fact that the graph begins in August and includes a transition period resulting from a change in fiscal year-end, the horizontal segments of the graph do not represent equal time intervals.

	8/31/10	8/31/11	8/31/12	8/31/13	8/31/14	9/30/15
Stellar Biotechnologies, Inc.	$100	$193.10	$117.24	$482.76	$548.28	$220.69
Nasdaq Composite Index	$100	$123.19	$148.15	$175.92	$227.21	$232.00
Nasdaq Biotechnology Index	$100	$123.16	$174.53	$249.08	$356.19	$390.22

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	SELECTED FINANCIAL DATA.

Our selected financial data in the table below is derived from our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for the fiscal years ended September 30, 2015 and August 31, 2014, 2013, and 2012; and International Financial Reporting Standards (IFRS) for the fiscal year ended August 31, 2011. We adopted IFRS effective September 1, 2010. Our auditors for the fiscal years ended September 30, 2015 and August 31, 2014, Moss Adams LLP, conducted the audit in accordance with United States generally accepted auditing standards, and the standards of the Public Company Accounting Oversight Board. Our auditors for the fiscal years ended August 31, 2013 and 2012, D&H Group LLP, conducted the audits in accordance with Canadian generally accepted auditing standards, and the standards of the Public Company Accounting Oversight Board. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our audited financial statements and notes thereto that are included in this Annual Report on Form 10-K.

Selected Financial Data

Expressed in U.S. dollars

	Year Ended September 30, 2015	Year Ended August 31, 2014	Year Ended August 31, 2013	Year Ended August 31, 2012	Year Ended August 31, 2011
	US GAAP	US GAAP	US GAAP	US GAAP	IFRS

Net revenues	$758,689	$372,132	$545,469	$286,054	$697,187
Net loss	(2,843,029)	(8,439,523)	(14,495,779)	(5,529,278)	(3,597,279)
Net loss per share	(0.36)	(1.11)	(2.81)	(1.26)	(0.94)
Total assets	10,385,927	14,473,962	8,513,358	1,543,878	4,750,651
Long-term obligations	-	5,352,663	6,835,199	124,141	1,527,374

Our financial statements have been prepared in accordance with IFRS for the fiscal year ended August 31, 2011. Therefore, the information in the table above is not comparable with the information for fiscal years ended September 30, 2015 and August 31, 2014, 2013 and 2012. The table below is derived from reconciliations from IFRS to US GAAP for the fiscal year ended August 31, 2011.

Selected Financial Data

Expressed in U.S. dollars

Year Ended August 31, 2011
US GAAP

Net revenues	$697,187
Net loss	(3,727,773)
Net loss per share	(0.98)
Total assets	4,750,651
Long-term obligations	1,212,115

Supplementary Financial Information

Selected Quarterly Financial Data

U.S. dollars are shown in thousands, except per share data

	For the Year Ended September 30,				For the Years Ended August 31,
	2015				2014
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Revenues	$200	$158	$188	$213	$119	$103	$91	$59
Net income (loss) for period	(1,538)	464	(426)	(1,343)	(4,635)	1,813	(238)	(5,380)
Income (loss) per share - Basic	(0.19)	0.06	(0.05)	(0.17)	(0.59)	0.23	(0.03)	(0.76)
Income (loss) per share - Diluted	(0.19)	0.05	(0.05)	(0.17)	(0.59)	0.21	(0.03)	(0.76)

The definition of an employee for purposes of accounting for share-based payments differs between US GAAP and IFRS. Therefore, non-employee share-based payments were accounted for differently under US GAAP than IFRS. The impact of these differences resulted in a decrease of $146,000 in net loss for the year ended August 31, 2014 and was recorded in the fourth quarter of fiscal year 2014.

Fluctuations in net income (loss) between quarters can be mainly attributed to changes in fair value of warrant liability shown in thousands as follows:

	For the Year Ended September 30,				For the Year Ended August 31,
	2015				2014
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Change in fair value of warrant liability - gain (loss)	$(325)	$1,254	$1,062	$140	$(3,355)	$3,023	$1,469	$(3,670)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Since inception, we have primarily financed our activities through the issuance of common shares, exercise of warrants, grant revenues, contract services revenue, and product sales. In September 2013, we closed a private placement with total gross proceeds of $12,000,000. Management believes these financial resources are adequate to support our initiatives at the current level for at least the next 12 months. Management is also continuing the ongoing effort toward expanding the customer base for our currently marketed products, and we may seek additional financing alternatives, including additional equity financing, debt financing, bank loans, or nondilutive financing alternatives including applying for grants and entering into collaboration and/or licensing arrangements.

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

Fiscal Year Ended September 30, 2015

Our net loss for fiscal 2015 was $2,843,029, or ($0.36) per share, as compared to a net loss of $8,439,523, or ($1.11) per share, for fiscal 2014. The decrease in net loss of approximately $5.6 million for fiscal 2015 was primarily due to a significant noncash gain in the fair value of warrant liability, increased sales and decreased research and development expenses.

Revenue for fiscal 2015 totaled $758,689, as compared to revenue of $372,132 in fiscal 2014. Revenue for fiscal 2015 included product sales of $563,689, as compared to $143,553 in the prior year. The increase in product sales for fiscal 2015 was due to an increase in the number of customers and greater product sales volume including sales under supply agreements and custom manufactured products. Contract services revenue was $195,000 for fiscal 2015, as compared to $192,000 in the prior year, resulting from the net impact of services performed under a collaboration agreement entered into mid-December 2013 and completion of services in December 2014 related to a supply agreement. There were no grant revenues for fiscal 2015 as compared to $36,579 in the prior year due to completion of work associated with our Phase II/IIB grants from the National Science Foundation (“NSF”) Small Business Innovation Research (“SBIR”) through the Technology Enhancement for Commercial Partnerships program.

Expenses for fiscal 2015 decreased to $5,097,281, as compared to $6,090,648 incurred in fiscal 2014. Costs of sales and contract services increased to $580,824 for fiscal 2015, as compared to $469,149 for the prior year, consistent with increased sales and contract services revenue. Also, due to the early stage of our development in fiscal 2014, all manufacturing costs of production were expensed during that period. There were no grant expenses for fiscal 2015 as compared to $36,579 in the prior year due to the close out of NSF Phase II/IIB grants in November 2013. Research and development expense was $1,029,489 for fiscal 2015, as compared to $2,458,934 for the prior year. The decrease was a result of the decreased use of contract research organizations due to a realignment of our focus from internal research and process development to manufacturing our Stellar KLH™ products in response to increased customer demand. General and administration expenses increased to $3,227,545 for fiscal 2015, as compared to $2,871,455 in the prior year. The increase was caused by the net impact of increased corporate expenses, including legal and audit fees related to our transition to reporting as a U.S. domestic issuer rather than a foreign private issuer, our Nasdaq application and listing, and increased business development and investor relations activity, partially offset by decreases in share-based compensation. Share-based compensation is allocated to all expense types but the greatest portion is recorded as general and administration expenses. Share-based compensation was $267,222 for fiscal 2015, which was a decrease from $956,634 recorded in fiscal 2014. The decrease for fiscal 2015 was related to fewer stock options granted, fluctuations in our share price that affect the valuation model and vesting of options granted in prior years.

Other income was an overall gain of $1,532,363 in fiscal 2015, as compared to a loss of $2,693,807 in fiscal 2014. The most significant factor in the change for fiscal 2015 as compared to the prior year resulted from the noncash change in fair value of warrant liability, which fluctuated to a gain of $2,131,062 for fiscal 2015 from a loss of $2,533,305 in the prior year. These fair value gains and losses occur in inverse relation to changes in our share price that affect the valuation model. The gain in fiscal 2015 is a reflection of the decrease in our share price from $11.90 to $6.40 compared to the loss in fiscal 2014 as a result of the increase in our share price from $14.00 to $15.90. Also, there were fewer Canadian denominated warrants outstanding than each prior year. The increase in overall gain in fiscal 2015 was offset by an increase in foreign exchange loss to $653,333 over the same period. Our foreign exchange loss in fiscal 2014 was $222,437. The change over the prior year was due to unfavorable exchange rates for our Canadian cash and cash equivalents. The portion of foreign exchange loss realized in cash was $14,995 in fiscal 2015, and $26,778 in the fiscal 2014.

Fiscal Year Ended August 31, 2014

Our net loss for fiscal 2014 was $8,439,523, or ($1.11) per share, as compared to a net loss of $14,495,779, or ($2.81) per share, for the fiscal 2013. The decrease in net loss of approximately $6 million for fiscal 2014 was primarily due to a large change in the fair value of warrant liability.

Revenue for fiscal 2014 totaled $372,132, as compared to revenue of $545,469 in fiscal 2013. As expected during this early stage of our development, our revenues have high volatility as we establish a market for our products and services. Revenue for fiscal 2014 included product sales of $143,553, as compared to $76,055 in the prior year. The increase in revenue for fiscal 2014 was due to greater product sales volume. Grant revenue for fiscal 2014 decreased to $36,579, as compared to $409,414 in the prior year due to close out of our work associated with the NSF Phase II/IIB grant in November 2013. Contract services revenue was $192,000 for fiscal 2014, as compared to $60,000 in the prior year. The increase for fiscal 2014 was due to new contract services under a collaboration agreement.

Expenses for fiscal 2014 increased to $6,090,648, as compared to $4,393,388 incurred in fiscal 2013. Costs of sales and contract services increased to $469,149 for fiscal 2014, as compared to $57,351 for the prior year, due to the operations department resuming manufacturing activities during fiscal 2014 and greatly reducing the efforts spent on the NSF grant and on other internal research. It should be noted that we did not capitalize the cost of inventory at this early stage of our development, so manufacturing costs of production were expensed, although related product sales normally occur in a later period. Costs of aquaculture increased to $254,531 for fiscal 2014, as compared to $137,450 for the prior year due to significant efforts in aquaculture during fiscal 2013 covered under the NSF grant and recorded as grant costs in the prior year. Grant costs decreased to $36,579 from $409,414 in line with the decrease in grant revenue due to completion of NSF Phase II/IIB in fiscal 2013 with the close out period ended November 2013. Research and development expense was $2,458,934 for fiscal 2014, as compared to $2,018,554 for the prior year, due to preclinical research on C. diff immunotherapy, coupled with a decrease in our other internal research and development activities caused by operations shifting time from process development to manufacturing. General and administration expenses increased to $2,871,455 for fiscal 2014, as compared to $1,770,619 in the prior year, as management executed on strategic initiatives for fiscal 2014, particularly related to corporate development and business development. Share-based compensation is allocated to all expense types but the greatest portion is recorded as general and administration expenses. Share-based compensation was $956,634 for fiscal 2014, which was an increase from $786,585 recorded in fiscal 2013. The increase for fiscal 2014 was related to the timing of granting stock options, increases in our share price that affect the valuation model and the vesting of options granted in prior years.

Other income (loss) was an overall loss of $2,693,807 in fiscal 2014, as compared to a loss of $10,647,060 in fiscal 2013. The largest change for fiscal 2014 as compared to the prior year occurred due to a change in fair value of warrant liability, which decreased to a loss of $2,533,305 for fiscal 2014 from a loss of $10,566,208 in the prior year. The loss in fiscal 2014 is a reflection of the increase in our share price from August 31, 2013 to August 31, 2014, but not as much as in the prior year. Our foreign exchange loss in fiscal 2014 was $222,437, as compared to $95,842 in fiscal 2013. The change was due to unfavorable exchange rates for our Canadian cash and cash equivalents in fiscal 2014.

Capital Expenditures

Our capital expenditures, which primarily consist of scientific, manufacturing, and aquaculture equipment, and facility leasehold improvements for the previous three fiscal years are as follows:

Fiscal Year	Capital Expenditures

2015	$274,589
2014	279,065
2013	9,541

Liquidity and Capital Resources

Our working capital position at September 30, 2015 was $7,485,971, including cash and cash equivalents of $3,955,503, short-term investments of $5,015,171 and net of $1,550,630 in the noncash current portion of our warrant liability. Management believes the current working capital is sufficient to meet our present requirements, including all contractual obligations and anticipated research and development expenditures for at least the next 12 months. We expect to finance our future expenditures and obligations through revenues from product sales, contract services income, grant revenues, and sales of common shares. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our business plan and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

Fiscal Year Ended September 30, 2015

As of September 30, 2015, our working capital position was $7,485,971 compared to working capital of $12,650,004 as of August 31, 2014. Working capital is reduced by the noncash current portion of our warrant liability in the amount of $1,550,630 and $879,040 at September 30, 2015 and August 31, 2014, respectively.

Our cash and cash equivalents totaled $3,955,503 at September 30, 2015, as compared to cash and cash equivalents of $8,423,089 at August 31, 2014, which represented a decrease of $4,467,586. Our short-term investments totaled $5,015,171 at September 30, 2015, as compared to short-term investments of $5,462,413 at August 31, 2014, which represented a decrease of $447,242.

During fiscal 2015, operating activities used cash of $4,412,395. Items not affecting cash included: depreciation and amortization of $159,521; share-based compensation related to the issuance of stock options of $267,222; unrealized foreign exchange loss of $653,333; and gain in fair value of warrant liability of $2,131,062 due to adjustment to fair value of warrants previously issued as a result in the decrease in the price of our shares. Changes in working capital items include an increase in accounts receivable of $113,917 related mostly to increased revenues; increase in inventory of $522,389 caused by recording inventory beginning in fiscal 2015; increase in prepaid expenses of $45,758; increase in accounts payable and accrued liabilities of $77,018; and increase in deferred revenue of $86,666 related to deposits on custom manufactured products billed in advance.

Investing activities provided cash of $122,470. The acquisition of property, plant and equipment used cash of $274,589. Purchase of short-term investments used cash of $13,677. Proceeds on maturities of short-term investments provided cash of $410,736. The effect of exchange rate changes on cash and cash equivalents was a reduction of $629,808.

Financing activities provided cash of $106,777 from the proceeds from exercise of warrants and options.

During the year 2015, a total of 42,770 common shares were issued upon the exercise of warrants and options, of which:

•	4,020 common shares were issued pursuant to the exercise of warrants for gross proceeds of $12,609.

•	38,753 common shares were issued pursuant to the exercise of options for proceeds of $94,168.

Fiscal Year Ended August 31, 2014

As of August 31, 2014, our working capital position was $12,650,004 compared to working capital of $4,260,364 as of August 31, 2013. Working capital is reduced by the noncash current portion of our warrant liability in the amount of $879,040 and $3,454,745 at August 31, 2014 and 2013, respectively.

Our cash and cash equivalents totaled $8,423,089 at August 31, 2014, as compared to cash and cash equivalents of $7,859,889 at August 31, 2013, which represented an increase of $563,200. Our short-term investments totaled $5,462,413 at August 31, 2014, as compared to no short-term investments at August 31, 2013, which represented an increase of $5,462,413.

During fiscal 2014 operating activities used cash of $4,266,707. Items not affecting cash included: depreciation and amortization of $158,313; share-based compensation related to the issuance of stock options of $956,634; unrealized foreign exchange loss of $222,437; loss in fair value of warrant liability of $2,533,305 due to adjustment to fair value of warrants previously issued; impairment loss of $90,476 and loss on disposal of property, plant and equipment of $3,670. Changes in non-cash working capital items include a decrease in accounts receivable of $121,075 related mostly to grants; decrease in deferred financing costs related to the private placement of units completed in September 2013 of $60,656; increase in prepaid expenses of $94,974; increase in accounts payable and accrued liabilities of $106,224; and increase in deferred revenue of $15,000 related to contract services billed in advance.

Investing activities used cash of $5,745,730. The acquisition of property, plant and equipment used cash of $279,065. Proceeds on sale of property, plant and equipment totaled $2,150. Purchase of short-term investments used cash of $5,468,815. The effect of exchange rate changes on cash and cash equivalents was a reduction of $212,338.

Financing activities provided cash of $10,787,975. The proceeds from exercise of warrants and options provided cash of $4,308,878; share subscription proceeds provided cash of $7,000,000; and share issuance costs used cash of $520,903.

During the year 2014, a total of 2,032,269 common shares were issued:

•	1,142,857 common shares were issued pursuant to private placements for gross proceeds of $12,000,000 (with $5,000,000 of these proceeds received as subscriptions in the prior fiscal year).

•	151,515 common shares were issued for performance shares allotted under the 2010 reverse merger transaction. The vested value had been recorded in prior years and there were no proceeds received in fiscal 2014.

•	593,730 common shares were issued pursuant to the exercise of warrants for gross proceeds of $3,920,134 (with $155,674 of these proceeds received as subscriptions in the prior fiscal year).

•	144,167 common shares were issued pursuant to the exercise of options for proceeds of $544,418.

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

The following table includes our research and development costs for each of the most recent three fiscal years:

Fiscal Year	Research and Development Expense

2015	$1,029,489
2014	2,458,934
2013	2,018,554

Disclosure of Contractual Obligations

We lease three buildings and facilities used in operations under sublease agreements with the Port Hueneme Surplus Property Authority. In June 2015, we exercised our option to extend these sublease agreements for an additional five-year term beginning in October and November 2015. We also negotiated an option to extend the leases for two additional five-year terms.

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

The approximate amounts of our contractual obligations are as follows:

Contractual Obligations

As of September 30, 2015

		Less than 1	1-3	3-5	More than
	Total	year	years	years	5 years

Operating lease obligations	$624,000	$157,000	$249,000	$212,000	$6,000
Purchase obligations	429,000	429,000	-	-	-

Total	$1,053,000	$586,000	$249,000	$212,000	$6,000

Significant Accounting Policies and Estimates

Our consolidated financial statements, which are indexed under Item 15 of this Annual Report on Form 10-K, have been prepared in accordance with accounting principles generally accepted in the United States, which require that the management make certain assumptions and estimates and, in connection therewith, adopt certain accounting policies. Our significant accounting policies are set forth in Note 3 in the Notes to Consolidated Financial Statements. Of those policies, we believe that the policies discussed below may involve a higher degree of judgment or may otherwise be more relevant to our financial condition and results of operations.

Investments

Investments include a mutual fund of short-term fixed, floating and variable rate debt securities with normal weighted average effective maturity of approximately 1 year or less. This mutual fund investment is classified as held-to-maturity and reported at fair value using level 1 inputs. Investments also include Canadian enhanced yield time deposits with an original maturity of 6 months. These enhanced yield time deposits are classified as held-to-maturity and are reported at amortized cost, which approximates fair value. We regularly review our investments in enhanced yield time deposits to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is determined to be other than temporary, the cost basis of the investment is written down to fair value.

Inventory

We record inventory at the lower of cost or market, with market not in excess of net realizable value. Raw materials are measured using FIFO (first-in first-out) cost. Work in process and finished goods are measured using average cost. Raw materials include inventory of manufacturing supplies. Work in process includes manufacturing supplies, direct and indirect labor, contracted manufacturing and testing, and allocated manufacturing overhead for inventory in process at the end of the period. Finished goods include products that are complete and available for sale. In fiscal 2015, the Company recorded work in process and finished goods inventory only for those products with recent sales levels to evaluate net realizable value. In fiscal 2014 and prior, the Company recorded inventory only for custom manufacturing of products for specific customers, including manufacturing under supply agreements.

Fair Value of Financial Instruments

We use the fair value measurement framework for valuing financial assets and liabilities measured on a recurring basis in situations where other accounting pronouncements either permit or require fair value measurements.

Fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued liabilities, and deferred revenue approximates fair value due to the short-term nature of such instruments. Canadian enhanced yield time deposits are reported at amortized cost, which approximates fair value.

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

We record our short-term investments in mutual fund debt securities at fair value using Level 1 inputs in the fair value hierarchy. We record our warrant liability at fair value using Level 2 input using the Black-Scholes option valuation model.

Warrant Liability

Our equity offerings in prior years included the issuance of warrants with exercise prices denominated in Canadian dollars. As a result of having exercise prices denominated in a currency other than our functional currency, our warrants with Canadian dollar exercise prices meet the definition of derivatives and are therefore classified as derivative liabilities measured at fair value with noncash adjustments to fair value recognized through the consolidated statements of operations. Upon exercise of these warrants, the fair value of warrants included in derivative liabilities is reclassified to common shares. If these warrants expire, the related decrease in warrant liability is recognized as gain in fair value of warrant liability. There is no cash flow impact as a result of this accounting treatment.

The fair value of the warrants is determined using the Black-Scholes option valuation model at the end of each reporting period. The losses and gains in each year are a reflection of our share price fluctuations with increases in share prices causing greater warrant liability and a resulting loss in fair value of warrant liability, while decreases in share prices cause a resulting gain in fair value of warrant liability. Changes in fair value of warrant liability have no impact on cash flow.

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

Contract services include services performed under collaboration agreements and monthly maintenance of limpet colonies through December 2014 designated to meet the needs of the customer. We also have the right to use raw material produced from designated limpet colonies at no cost to us with prior written consent from the customer.

Product Sales

We recognize product sales when KLH product is shipped (for which the risk is typically transferred upon delivery to the shipping carrier) and there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collectability is reasonably assured. We document arrangements with customers with purchase orders and sales agreements.

Product sales include sales made under supply agreements with customers for a fixed price per gram of KLH products based on quantities ordered, including those produced from a customer’s designated limpet colonies. The supply agreements are on a non-exclusive basis except within that customer’s field of use.

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

Segments

We operate in one reportable segment and, accordingly, no segment disclosures have been presented. All equipment, leasehold improvements and other fixed assets owned by us are physically located within the United States (except for insignificant leasehold improvements under evaluation in Baja, Mexico), and all supply, collaboration and licensing agreements are denominated in U.S. dollars. The geographic markets of our customers are principally Europe, the United States and Asia. The geographic breakdown of revenues in fiscal 2015 was 53% Europe, 38% Asia and 9% U.S.; fiscal 2014 was 41% Europe, 40% Asia, 14% U.S., and 6% Canada; and fiscal 2013 was 84% Europe, 12% U.S., 3% South America and 1% Canada.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the Accounting Standards Codification (“ASC”) Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The guidance in ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016, with early application permitted. Management is in the process of assessing the impact of ASU 2014-15 on the Company’s consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 indicates that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU does not apply to inventory measured using LIFO or the retail inventory method. It does apply to all other inventory, including inventory measured using FIFO or average cost. The guidance in ASU 2015-11 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. The provisions should be applied prospectively with early application permitted. Management is in the process of assessing the impact of ASU 2015-11 on the Company’s consolidated financial statements.

CERTAIN INCOME TAX CONSIDERATIONS

United States Federal Income Taxation

As used below, a “U.S. holder” is a beneficial owner of a common share that is, for U.S. federal income tax purposes, (i) a citizen or resident alien individual of the United States, (ii) a corporation (or an entity treated as a corporation) created or organized under the law of the United States, any State thereof or the District of Columbia, (iii) an estate the income of which is subject to U.S. federal income tax without regard to its source or (iv) a trust if (1) a court within the United States is able to exercise primary supervision over the administration of the trust, and one or more United States persons have the authority to control all substantial decisions of the trust, or (2) the trust has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a United States person. For purposes of this discussion, a “non-U.S. holder” is a beneficial owner of a common share that is (i) a nonresident alien individual, (ii) a corporation (or an entity treated as a corporation) created or organized in or under the law of a country other than the United States or a political subdivision thereof or (iii) an estate or trust that is not a U.S. Holder. If a partnership (including for this purpose any entity treated as a partnership for U.S. federal tax purposes) is a beneficial owner of a common share, the U.S. federal tax treatment of a partner in the partnership generally will depend on the status of the partner and the activities of the partnership. A holder of a common share that is a partnership and partners in that partnership should consult their own tax advisers regarding the U.S. federal income tax consequences of holding and disposing of common shares. We have not sought a ruling from the Internal Revenue Service (“IRS”) or an opinion of counsel as to any U.S. federal income tax consequence described herein. The IRS may disagree with the description herein, and its determination may be upheld by a court. This discussion does not address U.S. federal tax laws other than those pertaining to U.S. federal income taxation (such as estate or gift tax laws), nor does it address any aspects of U.S. state or local or non-U.S. taxation.

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

Taxation of Dividends

U.S. Holders. In general, subject to the passive foreign investment company rules discussed below, a distribution on a common share will constitute a dividend for U.S. federal income tax purposes to the extent that it is made from a corporation’s current or accumulated earnings and profits as determined under U.S. federal income tax principles. If a distribution exceeds the current and accumulated earnings and profits of the distributing corporation, it will generally be treated as a non-taxable reduction of basis to the extent of the U.S. holder’s tax basis in the common share on which it is paid, and to the extent it exceeds that basis it will be treated as capital gain. The Company has not and does not plan to maintain calculations of earnings and profits under U.S. federal income tax principles. Accordingly, it is unlikely that U.S. holders will be able to establish that a distribution by the Company is in excess of its current and accumulated earnings and profits (as computed under U.S. federal income tax principles). Therefore, a U.S. holder should expect that a distribution by the Company will generally be taxable in its entirety as a dividend to U.S. holders for U.S. federal income tax purposes even though the distribution may be treated in whole or in part as a non-taxable distribution for Canadian tax purposes.

The gross amount of any dividend on a common share (which will include the amount of any Canadian taxes withheld with respect to such dividend) generally will be subject to U.S. federal income tax as foreign source dividend income, and will not be eligible for the corporate dividends received deduction. The amount of a dividend paid in Canadian dollars will be its value in U.S. dollars based on the prevailing spot market exchange rate in effect on the day the U.S. holder receives the dividend. A U.S. holder will have a tax basis in any distributed Canadian dollars equal to their U.S. dollar value on the date of receipt, and any gain or loss realized on a subsequent conversion or other disposition of such Canadian dollars generally will be treated as U.S. source ordinary income or loss. If dividends paid in Canadian dollars are converted into U.S. dollars on the date they are received by a U.S. holder, the U.S. holder generally should not be required to recognize foreign currency gain or loss in respect of the dividend income.

Subject to certain exceptions for short-term and hedged positions, as well as the passive foreign investment rules, a dividend that a non-corporate holder receives on a common share will generally be subject to a maximum federal income tax rate of 20% if the dividend is a “qualified dividend.” A dividend on a common share will be a qualified dividend if (i) either (a) the common shares are readily tradable on an established market in the United States or (b) we are eligible for the benefits of a comprehensive income tax treaty with the United States that the Secretary of the Treasury determines is satisfactory for purposes of these rules and that includes an exchange of information program, and (ii) we were not, in the year prior to the year the dividend was paid, and are not, in the year the dividend is paid, a passive foreign investment company (“PFIC”). The common shares are listed on The Nasdaq Capital Market which should be treated as an established securities market in the United States. In any event, the U.S. Canada Income Convention (the “Treaty”) satisfies the requirements of clause (i)(b), the Company is incorporated in and tax resident of Canada and should be entitled to the benefits of the Treaty. Based on our audited financial statements, income tax returns and relevant market and shareholder data, we believe that we likely will not be classified as a PFIC in the September 30, 2015 or August 31, 2014 taxable years. There can be no assurance, however, that the Company will not be considered to be a PFIC for any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within the Company’s control, generally cannot be determined until the close of the taxable year in question, and is determined annually. Accordingly, no assurance can be made that a dividend paid, if any, would be a “qualified dividend.” In addition, as described in the section below entitled “Passive Foreign Investment Company Rules,” if we were a PFIC in a year while a U.S. holder held a common share, and if the U.S. holder has not made a qualified electing fund election effective for the first year the U.S. holder held the common share, the common share remains an interest in a PFIC for all future years or until such an election is made. The IRS takes the position that such rule will apply for purposes of determining whether a common share is an interest in a PFIC in the year a dividend is paid or in the prior year, even if we do not satisfy the tests to be a PFIC in either of those years. Even if dividends on the common shares would otherwise be eligible for qualified dividend treatment, in order to qualify for the reduced qualified dividend tax rates, a non-corporate holder must hold the common share on which a dividend is paid for more than 60 days during the 120-day period beginning 60 days before the ex-dividend date, disregarding for this purpose any period during which the non-corporate holder has an option to sell, is under a contractual obligation to sell or has made (and not closed) a short sale of substantially identical stock or securities, is the grantor of an option to buy substantially identical stock or securities or, pursuant to Treasury regulations, has diminished such holder’s risk of loss by holding one or more other positions with respect to substantially similar or related property. In addition, to qualify for the reduced qualified dividend tax rates, the non-corporate holder must not be obligated to make related payments with respect to positions in substantially similar or related property. Payments in lieu of dividends from short sales or other similar transactions will not qualify for the reduced qualified dividend tax rates.

A non-corporate holder that receives an extraordinary dividend (generally, any dividend that is in excess of 10% of the holder's adjusted basis in the common share on which the dividend is paid) that is eligible for the reduced qualified dividend rates must treat any loss on the sale of the common share as a long-term capital loss to the extent of the dividend. For purposes of determining the amount of a non-corporate holder’s deductible investment interest expense, a dividend is treated as investment income only if the non-corporate holder elects to treat the dividend as not eligible for the reduced qualified dividend tax rates. Special limitations on foreign tax credits with respect to dividends subject to the reduced qualified dividend tax rates apply to reflect the reduced rates of tax.

The U.S. Treasury has announced its intention to promulgate rules pursuant to which non-corporate holders of stock of non-U.S. corporations, and intermediaries through which the stock is held, will be permitted to rely on certifications from issuers to establish that dividends are treated as qualified dividends. Because those procedures have not yet been issued, it is not clear whether we will be able to comply with them.

Non-corporate holders of common shares are urged to consult their own tax advisers regarding the availability of the reduced qualified dividend tax rates with respect to dividends, if any, received on the common shares in the light of their own particular circumstances.

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

Passive Foreign Investment Company Rules

A special set of U.S. federal income tax rules applies to a foreign corporation that is a PFIC for U.S. federal income tax purposes. As noted above, based on our audited financial statements, income tax returns, and relevant market and shareholder data, we believe that we likely will not be classified as a PFIC in the September 30, 2015 or August 31, 2014 taxable years. There can be no assurance, however, that the Company will not be considered to be a PFIC for any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within the Company’s control, generally cannot be determined until the close of the taxable year in question, and is determined annually.

In general, a non-US corporation is a PFIC if in any taxable year either (i) at least 75% of its gross income is “passive income” or (ii) at least 50% of the quarterly average value of its assets is attributable to assets that produce or are held to produce “passive income.” In applying these tests, the Company generally is treated as holding its proportionate share of the assets and receiving its proportionate share of the income of any other corporation in which the Company owns at least 25% by value of the shares. Passive income for this purpose generally includes dividends, interest, royalties, rent and capital gains, but generally does not include certain royalties derived in an active business. Passive assets are those assets that are held for production of passive income or do not produce income at all. Thus cash will be a passive asset. Interest, including interest on working capital, is treated as passive income for purposes of the income test. Without taking into account the value of its goodwill, more than 50% of the Company’s assets by value would be passive so that the Company would be a PFIC under the asset test. Based upon its current operations, its goodwill (the value of which should be based upon the Company’s market capitalization) will likely be attributable to its activities that will generate active income and to such extent, should be treated as an active asset. The determination of whether a foreign corporation is a PFIC is a factual determination made annually and is therefore subject to change. Subject to exceptions pursuant to certain elections that generally require the payment of tax, once stock in a foreign corporation is stock in a PFIC in the hands of a particular shareholder that is a United States person, it remains stock in a PFIC in the hands of that shareholder.

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

The special PFIC rules described above will not apply to a U.S. holder if the U.S. holder makes a timely election, which remains in effect, to treat the Company as a “qualified electing fund” (“QEF”) in the first taxable year in which the U.S. holder owns a common share and the Company is a PFIC and if the Company complies with certain requirements. Instead, a shareholder of a QEF generally is currently taxable on a pro rata share of the Company’s ordinary earnings and net capital gain as ordinary income and long-term capital gain, respectively. Neither that ordinary income nor any actual dividend from the Company would qualify for the 20% maximum federal income tax rate on dividends described above if the Company is a PFIC in the taxable year the ordinary income is realized or the dividend is paid or in the preceding taxable year. A QEF election cannot be made unless the Company provides U.S. Holders the information and computations needed to report income and gains pursuant to a QEF election. The Company expects that will not provide this information. It is, therefore, likely that U.S. holders would not be able to make a QEF election in any year we are a PFIC.

In lieu of a QEF election, a U.S. holder of stock in a PFIC that is considered marketable stock could elect to mark the stock to market annually, recognizing as ordinary income or loss each year an amount equal to the difference as of the close of the taxable year between the fair market value of the stock and the U.S. holder’s adjusted basis in the stock. Losses would be allowed only to the extent of net mark-to-market gain previously included in income by the U.S. holder under the election for prior taxable years. A U.S. holder’s adjusted basis in the common shares will be adjusted to reflect the amounts included or deducted with respect to the mark-to-market election. If the mark-to-market election were made, the rules set forth in the second preceding paragraph would not apply for periods covered by the election. A mark-to-market election will not apply during any later taxable year in which the Company does not satisfy the tests to be a PFIC. In general, the common shares will be marketable stock if the common shares are traded, other than in de minimis quantities, on at least 15 days during each calendar quarter on a national securities exchange that is registered with the SEC or on a designated national market system or on any exchange or market that the Treasury Department determines to have rules sufficient to ensure that the market price accurately represents the fair market value of the stock. Under current law, the mark-to-market election may be available to U.S. holders of common shares because the common shares are listed on The Nasdaq Capital Market and the TSX Venture Exchange (at least one of which should constitute a qualified exchange for this purpose), although there can be no assurance that the common shares will be “regularly traded” for purposes of the mark-to-market election.

If we are treated as a PFIC, each U.S. holder generally will be required to file a separate annual information return with the United States Internal Revenue Service (IRS) with respect to the Company (and any lower-tier PFICs). A failure to file this return will suspend the statute of limitations with respect to any tax return, event, or period to which such report relates (potentially including with respect to items that do not relate to a U.S. holder’s investment in the common shares). Given the complexities of the PFIC rules and their potentially adverse tax consequences, U.S. holders of common shares are urged to consult their tax advisers about the PFIC rules.

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

Reporting Obligations of Individual Owners of Foreign Financial Assets

Section 6038D of the Code generally requires U.S. individuals (and possibly certain entities that have U.S. individual owners) to file IRS Form 8938 if they hold certain “specified foreign financial assets,” the aggregate value of which exceeds $50,000. The definition of specified foreign financial assets includes not only financial accounts maintained in foreign financial institutions, but also, unless held in accounts maintained by a financial institution, any stock or security issued by a non-US. person, any financial instrument or contract held for investment that has an issuer or counterparty other than a U.S. person and any interest in a foreign entity. Persons who are required to report foreign financial assets and fail to do so may be subject to substantial penalties.

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

Foreign Exchange Risk

Our exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. We incur operating expenses and capital expenditures mostly in U.S. dollars, with some operating expenses incurred in Canadian dollars which are subject to foreign currency fluctuations. The fluctuation of the U.S. dollar in relation to the Canadian dollar will have an impact upon our profitability and may also affect the value of our assets and the amount of shareholders’ equity. We have not entered into any agreements or purchased any instruments to hedge possible currency risks. At September 30, 2015, we held approximately $3,341,000 in cash and cash equivalents in Canadian dollars and the U.S. dollar was equal to 1.340 Canadian dollars. Based on the exposure at September 30, 2015, a 10% annual change in the Canadian/U.S. exchange rate over the prior year would impact our net loss by approximately $334,000.

Concentration of Credit Risk

We are potentially subject to financial instrument concentration of credit risk through our cash equivalents, mutual fund debt securities and accounts receivables. We place our cash and cash equivalents in financial institutions believed to be credit worthy and perform periodic evaluations of their relative credit standing. We place short-term investments in a mutual fund that invests in high-quality, U.S. dollar-denominated short-term fixed-, floating- and variable-rate debt securities that have received either a minimum short-term rating of at least A-1 (or its equivalent) or a minimum long-term rating of A minus (or its equivalent), by one or more Nationally Recognized Statistical Ratings Organizations, or, if unrated, that are deemed by the fund to be of comparable quality at the time of purchase. Accounts receivables can be potentially exposed to a concentration of credit risk with our major customers.

The Company had concentrations of revenues in fiscal 2015, 2014 and 2013 as follows:

	2015	2014	2013

Product sales and contract services revenue	85% from 5 customers	73% from 2 customers	73% from 2 customers

Grant revenue	-	100% from 1 grantor	100% from 1 grantor

The Company had concentrations of accounts receivable in fiscal 2015, 2014 and 2013 as follows:

	2015	2014	2013

Accounts receivable	91% from 2 customers	76% from 1 customer	88% from 1 grantor

We assess the collectability of our accounts receivable through a review of our current aging, as well as an analysis of our historical collection rate, general economic conditions and credit status of our customers.  As of September 30, 2015 and 2014 and August 31, 2014, all outstanding accounts receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded. We determine terms and conditions for our customers primarily based on the volume purchased by the customer, customer creditworthiness and past transaction history.

Management works to mitigate our concentration of credit risk with respect to accounts receivable through our credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Revenue includes export sales to foreign companies located principally in Europe and Asia.

Liquidity Risk

Liquidity risk is the risk we will not be able to meet our financial obligations as they fall due. We attempt to manage liquidity risk by maintaining sufficient cash and cash equivalent and short-term investment balances. Liquidity requirements are managed based on expected cash flows to ensure that there is sufficient capital in order to meet our short-term obligations. At September 30, 2015 and August 31, 2014, we had cash and cash equivalents and short-term investment balances totaling $8,970,674 and $13,885,502, respectively, to settle current liabilities of $2,380,648 and $1,420,666, respectively. Current liabilities include the current portion of our warrant liability in the amount of $1,550,630 and $879,040, respectively, which will not be settled in cash.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Other than the changes in our principal independent registered public accounting firm in June 2014, as previously reported in the Company’s annual report on Form 10-K filed with the SEC on November 14, 2014, there were no reportable events under this item during the past two fiscal years.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2015, were effective.

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

Management has used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework (2013)” to evaluate the effectiveness of our internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting and concluded that such internal control over financial reporting was effective as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Our directors and their ages as of December 1, 2015 are set forth below.

Name	Age	Position(s) Held	Director Since
Gregory T. Baxter, Ph.D. (1)(2)(3)(4)	56	Director	August 15, 2012
Tessie M. Che, Ph.D.	65	Director	September 25, 2013
David L. Hill, Ph.D. (1)(2)(3)(4)	64	Director	May 17, 2011
Daniel E. Morse, Ph.D. (4)	74	Director	April 9, 2010
Frank R. Oakes (4)	65	President, Chief Executive Officer and Chairman of our Board of Directors	April 9, 2010
Mayank D. Sampat (1)(2)(3)(4)	60	Director	August 15, 2012

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

(3) Member of the Nominating and Corporate Governance Committee.

(4) Member of the Listing Committee.

There are no family relationships between any of our directors or executive officers.

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

Mayank (Mike) D. Sampat has been a director of our Company since August 2012, and serves as chairman of the Audit Committee. Mr. Sampat is currently a controller at Precision Toxicology, LLC, a healthcare focused clinical laboratory specializing in providing quantitative drug testing, a position he has held since February 2015. He previously held the position of controller for Zpower, LLC, an emerging manufacturer in the microbattery industry, from June 2012 to September 2014. Prior to that time, he held the position of controller for Imaging Advantage LLC from September 2010 to June 2012, and the position of Chief Financial Officer for Gamma Medica-Ideas, a supplier of imaging equipment to the medical industry, from September 2007 to June 2010. Mr. Sampat received a BBA in accounting from Bombay University and his MBA in Finance at Mercer University. Mr. Sampat is a seasoned finance and accounting executive, having worked with multiple companies ranging from startups to large Fortune 100 companies.

Executive Officers

Set forth below is certain information with respect to the names, ages, and positions of our executive officers as of December 1, 2015. Biographical information pertaining to Mr. Oakes, who is a director and an executive officer, may be found in the above section entitled “Directors.” The executive officers serve at the pleasure of our Board of Directors.

Name	Age	Position(s) Held	Date of Appointment
Frank R. Oakes	65	President, Chief Executive Officer and Chairman of our Board of Directors	April 9, 2010
Catherine Brisson, Ph.D.	42	Chief Operating Officer	November 1, 2013
Kathi Niffenegger, CPA	58	Chief Financial Officer and Corporate Secretary	November 1, 2013
Mark A. McPartland	49	Vice President of Corporate Development and Communications	November 15, 2013

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

Kathi Niffenegger, CPA was appointed our Chief Financial Officer in November 2013 and our Corporate Secretary in June 2013. She initially joined us in May 2012 as Controller, after previously holding the position of our outside Certified Public Accountant since the founding of our California subsidiary in 1999. Ms. Niffenegger has more than 30 years of experience in accounting and finance in a range of industries. She held positions of increasing responsibility in the audit division of Glenn Burdette CPAs from 1988 to 2012 and served most recently as technical partner, obtained CFO experience at Martin Aviation, and began her career at Peat, Marwick, Mitchell & Co. (now KPMG LLP). She has held leadership roles for audits of manufacturing, aquaculture, pharmaceutical, and governmental grant clients, and developed specific expertise in cost accounting systems and internal controls. Ms. Niffenegger holds a B.S. degree in Business Administration, Accounting from California State University, Long Beach and is a member of the American Institute of Certified Public Accountants (AICPA).

Mark A. McPartland was appointed our Vice President of Corporate Development and Communications in November 2013. Mr. McPartland has more than 18 years of experience in business development, capital markets advisory, corporate communications and C-suite consulting. Prior to joining us, he served as Senior Vice President at MZ Group, a subsidiary of @titude Global, the world’s largest independent global investor relations consulting firm, from September 2011 to November 2013. Mr. McPartland’s background includes guiding the development and execution of corporate strategy for private and public companies at all stages of commercial evolution, including early- and mid-stage biopharmaceutical entities. His previous positions include Vice President and Partner at Alliance Advisors, LLC from January 2005 until January 2011, and Regional Vice President of Hayden Communications, Inc. from September 1999 until January 2005. Mr. McPartland holds a B.S. in Business Administration and Marketing from Coastal Carolina University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, executive officers, and greater-than-10% shareholders file reports with the SEC on their initial beneficial ownership of our common shares and any subsequent changes. They must also provide us with copies of the reports. We were not subject to Section 16(a) during the year ended August 31, 2014, since we were a foreign private issuer.  Since becoming subject to Section 16(a) on September 1, 2014, each of Gregory Baxter, Tessie Che, David Hill, Daniel Morse, Frank R. Oakes, Mayank (Mike) Sampat, Catherine Brisson, Kathi Niffenegger, and Mark McPartland have filed all required forms, however the Form 3 indicating initial ownership for each such reporting person as of such date was filed late.

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

Information about our Board Committees

Our Board of Directors has appointed an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Board of Directors has determined that each director who serves on these committees is “independent,” as that term is defined by the Nasdaq Listing Rules and rules of the Securities and Exchange Commission. The Board of Directors has adopted written charters for its Audit Committee, its Compensation Committee, and its Nominating and Corporate Governance Committee. Copies of these charters are available on our website at http://ir.stellarbiotechnologies.com. In addition, our board of directors appointed a temporary Listing Committee to approve actions related to our listing application for The Nasdaq Capital Market. There was no requirement for directors who served on this committee to be “independent”.

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

Mayank Sampat is the Chairman of our Audit Committee and has extensive financial experience. He received an MBA in Finance from Mercer University, and has served in several financial positions with other companies, including several years as Chief Financial Officer for a medical equipment manufacturer. Mr. Sampat is considered to be “independent” as defined pursuant to the rules of the Nasdaq Listing Rules. The Board has determined that Mr. Sampat is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Listing Committee

Our Listing Committee was formed on a temporary basis and was composed of Frank Oakes (chairman), Daniel Morse, Gregory Baxter, David Hill, and Mayank Sampat. The purpose of the Listing Committee was to approve actions related to our listing application for The Nasdaq Capital Market.

Item 11.	EXECUTIVE COMPENSATION

Executive Compensation

Set forth below is information regarding the compensation paid or earned by (i) our principal executive officer, (ii) our principal financial officer and (iii) our two most highly compensated executive officers other than our principal executive officer and principal financial officer who were serving as executive officers at the end of fiscal 2015. Such officers are collectively referred to as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)(3)	Total ($)
Frank R. Oakes,	2015	$240,000	$90,000	$-	$25,643	$355,643
President, Chief Executive	2014	222,273	180,000	-	21,435	423,708
Officer and Chairman of our
Board of Directors

Kathi Niffenegger, CPA,	2015	189,000	27,000	106,287	17,320	339,607
Chief Financial Officer and	2014	175,000	-	162,891	15,080	352,971
Corporate Secretary

Catherine Brisson, Ph.D.,	2015	190,800	18,000	-	13,989	222,789
Chief Operating Officer	2014	178,333	-	162,891	11,370	352,594

Mark McPartland	2015	185,400	5,400	-	7,150	197,950
Vice President of Corporate	2014	139,773	-	162,891	282	302,946
Development and Communications (4)

(1)	Represents the aggregate grant date fair value of the stock option award granted in the covered fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated for the covered fiscal year on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 8 to our audited consolidated financial statements for the year ended September 30, 2015 included in this Annual Report.

(2)	Includes contributions made by us on the executive’s behalf to our Company’s 401(k) plan. Under the plan, we contribute a flat non-elective contribution of 3% of eligible compensation for each plan participant at the end of each fiscal year.

(3)	Frank Oakes’ other compensation includes $1,495 patent royalties for fiscal 2015.

(4)	Mark McPartland began employment in November 2013.

Employment Agreements

We do not have employment agreements currently in effect with any of our named executive officers. Like our other employees, our executives are eligible for annual salary increases and discretionary equity grants.

Performance Share Plan

Under the merger agreement between our Company and our California subsidiary, we allotted 1,000,000 common shares (the “Performance Shares”) under a performance share plan (the “Plan”). The purpose of the Plan was to encourage the development of our products and business by distributing shares to key management, employees, and consultants upon the meeting of certain milestones. These milestones were set as follows:

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

As each milestone was met as determined by our Board of Directors, one-third of the Performance Shares were available to be released to the Plan members. In January 2011, it was determined that Milestone No. 3 was successfully completed and the Board authorized the issuance of an aggregate of 333,334 Performance Shares to all participants in the Plan. In August 2012, the Board of Directors determined that Milestones No. 1 and 2 had been met and authorized the issuance of an aggregate of 131,313 Performance Shares to the non-director participants in the Plan. The Board did not take any action at that time on the issuance of shares to the participants of the Plan who were also directors of the Company. No action was taken regarding the Plan in fiscal 2013. In December 2013, we issued 151,515 common shares to a former director of the Company named as an eligible participant in the Plan.

Mr. Oakes, our Chief Executive Officer and Chairman of the Board, and Dr. Morse, our director, are eligible participants in the Plan. 235,690 and 134,680 shares, respectively, are reserved for future issuance to Mr. Oakes and Dr. Morse under the Plan. No other named executive officer is eligible to participate in the Plan.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table summarizes the equity awards made to our named executive officers that were outstanding at September 30, 2015.

Option Awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable (1)	Option exercise prices ($)		Option expiration date
Frank R. Oakes	103,500		$	CDN2.80	4/9/17
	42,560			CDN6.50	8/8/18
	37,560			CDN4.20	4/13/19

Kathi Niffenegger, CPA	9,000		$	CDN2.90	6/18/19
	5,000			CDN2.50	12/19/19
	9,000			CDN5.80	5/14/20
	10,000			US18.30	11/1/20
	3,000	6,000		CDN15.20	11/12/21

Catherine Brisson, Ph.D.	7,000		$	CDN6.40	10/25/17
	7,000			CDN4.00	12/22/18
	7,500			CDN3.70	8/9/19
	5,750			CDN2.50	12/19/19
	7,000			CDN5.80	5/14/20
	10,000			US18.30	11/1/20

Mark McPartland	10,000			US18.40	11/15/20

(1)	Options granted to the named executive officers are subject to the following vesting schedule: (a) one-third of the option shall vest on the date of grant; (b) one-third of the option shall vest 12 months from the date of grant; and (c) the remaining one-third of the option shall vest 18 months from the date of grant.

Outstanding Equity Awards Narrative Disclosure

Fixed Share Option Plan

Our 2013 Fixed Share Option Plan is comprised of 1,000,000 options to purchase our common shares. The purpose of the 2013 Fixed Share Option Plan is to advance the interests of the Company by encouraging equity participation in the Company through the acquisition of common shares of the Company. Our Board is responsible for the general administration of the Fixed Share Option Plan and the proper execution of its provisions, its interpretation and the determination of all questions arising thereunder. Specifically, the Board has the power to, among other things:

•	allot common shares for issuance in connection with the exercise of options;

•	grant options;

•	amend, suspend, terminate or discontinue the plan; and

•	delegate all or a portion of its administrative powers as it may determine to one or more committees.

Options may be awarded to our directors, officers, employees and consultants.

Options to purchase 557,638 common shares at prices ranging from CDN$2.80 to CDN$18.70 and $18.30 are outstanding at September 30, 2015.

Options issued during fiscal 2015 to employees and consultants under the Fixed Share Option Plan totaled 16,500 options to purchase common shares, at exercise prices ranging from CDN$8.90 to CDN$15.20.

Grants of Plan-Based Awards in Fiscal 2015

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)

Kathi Niffenegger, CPA	11/12/14	10,000	(1)	CDN15.20	$106,287

(1)	The option award was issued under our 2013 Fixed Share Option Plan, and vests in thirds beginning November 2014.

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

Other than the funds contributed under our 401(k) plan, no other funds were set aside or accrued by us during fiscal 2015 to provide pension, retirement or similar benefits for our named executive officers.

Director Compensation

The following table sets forth information regarding the compensation of our non-employee directors for the fiscal year ended September 30, 2015.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1) (2) (3)		Total ($)

Gregory T. Baxter, Ph.D.	$4,800	$14,762	(4)	$19,562
Tessie M. Che, Ph.D.	3,700	-		3,700
David L. Hill, Ph.D.	5,800	15,682	(5)	21,482
Daniel E. Morse, Ph.D.	3,050	15,682	(6)	18,732
Mayank D. Sampat	5,800	-		5,800

(1)	Represents the aggregate grant date fair value of the stock option award granted in the covered fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated for the covered fiscal year on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 8 to our audited consolidated financial statements for the year ended September 30, 2015 included in this Annual Report.

(2)	The aggregate number of option awards outstanding at September 30, 2015 held by each non-employee director is as follows:

Name	Outstanding Options (#)
Gregory T. Baxter, Ph.D.	8,250
Tessie M. Che, Ph.D.	7,000
David L. Hill, Ph.D.	10,000
Daniel E. Morse, Ph.D.	54,600
Mayank D. Sampat	7,000

(3)	Options granted to directors are subject to the following vesting schedule: (a) one-third of the option shall vest on the date of grant; (b) one-third of the option shall vest 12 months from the date of grant; and (c) the remaining one-third of the option shall vest 18 months from the date of grant.

(4)	On November 12, 2014, Dr. Baxter was awarded an option to purchase up to 1,250 of our common shares. The option expires on November 12, 2021 and has an exercise price of CDN$15.20.

(5)	On June 10, 2015, Dr. Hill was awarded an option to purchase up to 2,500 of our common shares. The option expires on June 10, 2022 and has an exercise price of CDN$8.90.

(6)	On June 10, 2015, Dr. Morse was awarded an option to purchase up to 2,500 of our common shares. The option expires on June 10, 2022 and has an exercise price of CDN$8.90.

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

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during the fiscal year ended September 30, 2015 were Gregory Baxter, David Hill (chairman), and Mayank Sampat.

None of the individuals who served as a member of the Compensation Committee during fiscal 2015 was at any time during fiscal 2015 an officer or employee of our Company.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides certain information as of September 30, 2015 about our common shares that may be issued under our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	557,638	CDN$6.93	339,362
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	557,638	CDN$6.93	339,362

Security Ownership of Certain Beneficial Owners and Management

The following tables sets forth certain information as of December 1, 2015, with respect to the beneficial ownership of our common shares by: (1) all of our directors; (2) our named executive officers listed in the Summary Compensation Table; (3) all of directors and executive officers as a group; and (4) each person known by us to beneficially own more than 5% of our outstanding common shares.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all common shares that they beneficially own, subject to applicable community property laws.

Common shares subject to options or warrants currently exercisable or exercisable within 60 days of December 1, 2015 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person. The percentage ownership of our common shares of each person or entity named in the following table is based on 8,424,758 common shares outstanding as of December 1, 2015.

Directors and Officers

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Shares Beneficially Owned
Frank R. Oakes	381,585	(2)	4.4%
Kathi Niffenegger, CPA	39,000	(3)	*
Catherine Brisson, Ph.D.	59,718	(4)	*
Mark A. McPartland	10,000	(5)	*
Gregory T. Baxter, Ph.D.	7,833	(6)	*
Tessie M. Che, Ph.D.	7,000	(7)	*
David L. Hill, Ph.D.	10,333	(8)	*
Daniel E. Morse, Ph.D.	149,442	(9)	1.8%
Mayank D. Sampat	7,000	(10)	*

All directors and executive officers as a group (9 persons)	671,911	(11)	7.6%

* Percentage of shares beneficially owned does not exceed one percent.

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Stellar Biotechnologies, Inc., 332 E. Scott Street, Port Hueneme, California 93041.

(2)	This amount includes (i) 183,620 shares issuable upon the exercise of options and (ii) 4,000 shares issuable upon the exercise of warrants, each as currently exercisable or exercisable within 60 days of December 1, 2015; and excludes (iii) 23,927 common shares and 5,000 common shares issuable upon the exercise of outstanding options which are held by Mr. Oakes’ spouse who has sole voting and dispositive power over the securities, and as to which Mr. Oakes disclaims beneficial ownership. Mr. Oakes does not have the power to vote or dispose of, or to direct the voting or disposition of, the shares held by his spouse, or with respect to any shares acquired under her outstanding options.

(3)	Represents 39,000 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 1, 2015.

(4)	This amount includes 44,250 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 1, 2015.

(5)	Represents 10,000 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 1, 2015.

(6)	Represents 7,833 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 1, 2015.

(7)	Represents 7,000 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 1, 2015.

(8)	This amount includes 8,333 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 1, 2015.

(9)	This amount includes 52,933 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 1, 2015.

(10)	Represents 7,000 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 1, 2015.

(11)	This amount includes (i) 359,969 shares issuable upon the exercise of options and (ii) 4,000 shares issuable upon the exercise of warrants, each as currently exercisable or exercisable within 60 days of December 1, 2015.

Shareholders Known by Us to Own 5% or More of Our Common Shares

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Shares Beneficially Owned
Ernesto Echavarria (1)	1,461,310	(2)	16.7%
Amaran Biotechnology Inc. (3)	714,286	(4)	8.2%

(1)	The address of Mr. Echavarria is Blvd. Anaya, 1225 Culiacan Sinaloa, Mexico 80040.

(2)	This amount includes 350,000 common shares issuable upon the exercise of warrants, which expire in January 2016.

(3)	The address of Amaran Biotechnology Inc. is NO. 19 Sheng Yi 5th Rd. Zhubei City, Hsinchu County 30261, Taiwan (R.O.C.).

(4)	This amount includes 238,095 common shares issuable upon the exercise of warrants, which expire in September 2016.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Patent Royalty Agreement

On August 14, 2002, through our California subsidiary, we entered into an agreement with Frank Oakes, our Chief Executive Officer, where he would receive royalty payments in exchange for the assignment of his rights to U.S. Patent No. 6,852,338 to us. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually. Our current operations utilize this invention. Patent royalties of $1,495 were paid to Mr. Oakes for the year ended September 30, 2015.

Collaboration Agreement

In December 2013, we entered into a collaboration agreement (the “Amaran Agreement”) with Amaran Biotechnology, Inc. to develop and evaluate methods for Amaran’s potential manufacture of the OBI-822 active immunotherapy using our GMP grade Stellar KLH™.

Revenues received from Amaran under the Amaran Agreement totaled $180,000 during the fiscal year ended September 30, 2015. The Amaran Agreement also provides for Amaran to pay us fees for certain expenses and costs associated with the collaboration. Subject to certain conditions and timing, the terms of the collaboration with Amaran also provide for the possible negotiation of a commercial supply agreement for Stellar KLH™ in the future. A full discussion of the Amaran Agreement is included in Item 1 of this Annual Report on Form 10-K.

Tessie Che, a member of our Board of Directors, currently serves as General Manager and chair of the board of directors of Amaran.

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

Director Independence

In evaluating the independence of our Board members and the composition of the committees of our Board of Directors, the Board of Directors utilizes the definition of “independence” as that term is defined by the Securities Exchange Act of 1934, the Nasdaq Listing Rules, and the rules and regulations of the TSX Venture Exchange. Using this standard, the Board of Directors has determined that Gregory Baxter, David Hill, Mayank Sampat and Daniel Morse are “independent directors.” This means that our Board of Directors is composed of a majority of independent directors as required by Nasdaq Stock Market rules.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the aggregate fees paid or accrued for audit and other services provided for the years ended September 30, 2015 and August 31, 2014 rendered by Moss Adams LLP.

Principal Accountant Fees and Services

Type of Service	Fiscal Year 2015	Fiscal Year 2014

Audit Fees	$194,000	$88,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$194,000	$88,000

Audit Fees consisted of fees incurred for professional services rendered for audits of the years ended September 30, 2015, September 30, 2014 and August 31, 2014.

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

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and rules issued by the Securities and Exchange Commission, our Audit Committee Charter includes a procedure for the review and pre-approval of all audit and permitted non-audit and tax services, subject to the de minimis exception for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, the Commission rules promulgated thereunder, and under the rules of the TSX-V, that may be provided by our independent auditor or other registered public accounting firms. The procedure requires that all proposed engagements of the auditor for audit and permitted non-audit services are submitted to the Audit Committee for approval prior to the beginning of any such services. The Audit Committee pre-approved 100% of the audit services performed by our independent registered public accounting firm for the fiscal year ended September 30, 2015.

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

The exhibits listed on the Exhibit Index below are filed as part of this Annual Report.

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

3.7

Amended and Restated Articles of Stellar Biotechnologies, Inc., dated October 29, 2015 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 30, 2015, and incorporated herein by reference).

4.1	Form of Warrant dated October 25, 2012 (included as Exhibit 4.1 to Amendment No. 2 to the Company’s Annual Report on Form 10-K filed on September 9, 2015, and incorporated herein by reference).

4.2	Form of Agent Option dated October 25, 2012 (included as Exhibit 4.2 to Amendment No. 2 to the Company’s Annual Report on Form 10-K filed on September 9, 2015, and incorporated herein by reference).

4.3	Form of Subscription Agreement dated October 25, 2012 (included as Exhibit 4.3 to Amendment No. 2 to the Company’s Annual Report on Form 10-K filed on September 9, 2015, and incorporated herein by reference).

4.4	Form of Warrant dated January 2, 2013 (included as Exhibit 4.4 to Amendment No. 2 to the Company’s Annual Report on Form 10-K filed on September 9, 2015, and incorporated herein by reference).

4.5	Form of Agent Option dated January 2, 2013 (included as Exhibit 4.5 to Amendment No. 2 to the Company’s Annual Report on Form 10-K filed on September 9, 2015, and incorporated herein by reference).

4.6	Form of Subscription Agreement dated January 2, 2013 (included as Exhibit 4.6 to Amendment No. 2 to the Company’s Annual Report on Form 10-K filed on September 9, 2015, and incorporated herein by reference).

4.7	Form of Warrant dated September 9, 2013 (included as Exhibit 4.7 to Amendment No. 2 to the Company’s Annual Report on Form 10-K filed on September 9, 2015, and incorporated herein by reference).

4.8	Form of Broker Warrant dated September 9, 2013 (included as Exhibit 4.8 to Amendment No. 2 to the Company’s Annual Report on Form 10-K filed on September 9, 2015, and incorporated herein by reference).

4.9	Form of Warrant dated September 20, 2013 (included as Exhibit 4.9 to Amendment No. 2 to the Company’s Annual Report on Form 10-K filed on September 9, 2015, and incorporated herein by reference).

4.10	Form of Broker Warrant dated September 20, 2013 (included as Exhibit 4.10 to Amendment No. 2 to the Company’s Annual Report on Form 10-K filed on September 9, 2015, and incorporated herein by reference).

4.11	Form of Non-brokered Subscription Agreement dated September 9, 2013 and September 20, 2013 (included as Exhibit 4.11 to Amendment No. 2 to the Company’s Annual Report on Form 10-K filed on September 9, 2015, and incorporated herein by reference).

4.12	Form of Brokered Subscription Agreement dated September 9, 2013 and September 20, 2013 (included as Exhibit 4.12 to Amendment No. 2 to the Company’s Annual Report on Form 10-K filed on September 9, 2015, and incorporated herein by reference).

10.1	Patent Assignment Agreement between the Company and Frank Oakes, dated August 14, 2002 (included as Exhibit 4(a) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.2

Sublease Agreement (Units 3, 4 and 5) between the Company and the Port Hueneme Surplus Property Authority, dated October 2, 2000 (included as Exhibit 4(j) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.3

Sublease Agreement (Unit 7) between the Company and the Port Hueneme Surplus Property Authority, dated March 21, 2005 (included as Exhibit 4(k) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.4

Lease Agreement between the Company and Beachport Center, dated March 29, 2011 (included as Exhibit 4(l) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.5 #	Supply Agreement between the Company and Neovacs S.A. for subunit KLH, effective January 1, 2008 (included as Exhibit 4(14) to the Company’s Amendment No. 2 to its Registration Statement on Form 20-F filed on July 5, 2012, and incorporated herein by reference).

10.6 #	Supply Agreement between the Company and Neovacs S.A. for KLH raw material, effective January 1, 2008 (included as Exhibit 4(15) to the Company’s Amendment No. 2 to its Registration Statement on Form 20-F filed on July 5, 2012, and incorporated herein by reference).

10.7	Research Collaboration Agreement between the Company and Bayer Innovation GmbH, dated August 27, 2009 (included as Exhibit 4(16) to the Company’s Amendment No. 2 to its Registration Statement on Form 20-F filed on July 5, 2012, and incorporated herein by reference).

10.8	Agreement between the Company and Life Diagnostics, effective October 18, 2011 (included as Exhibit 4(18) to the Company’s Amendment No. 2 to its Registration Statement on Form 20-F filed on July 5, 2012, and incorporated herein by reference).

10.9 #	License Agreement between the Company and University of Guelph, dated July 24, 2013 (included as Exhibit 99.1 to the Company’s Report on Form 6-K filed on August 30, 2013, and incorporated herein by reference).

10.10 @	Share Option Plan, as Amended, dated December 13, 2011 (included as Exhibit 10(b) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.11 @	Fixed Share Option Plan dated December 18, 2013 (included as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.12	Shareholder’s Rights Plan, as amended, dated January 9, 2014 (included as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.13 @	Performance Share Plan dated April 9, 2010 (included as Exhibit 10(d) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.14	Advance Notice Policy, adopted October 31, 2013 (included as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.15	Amendment One to Lease Agreement between the Company and Beachport Center, dated June 24, 2014 (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.16	Sublease Amendment No. 2 (Units 4 and 5) to Sublease Agreement between the Company and the Port Hueneme Surplus Property Authority, dated October 2, 2010 (included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.17

Sublease Amendment No. 1 (Unit 7) to Sublease Agreement between the Company and the Port Hueneme Surplus Property Authority, dated March 21, 2010 (included  as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.18	Collaboration Agreement by and between Stellar Biotechnologies, Inc. and Amaran Biotechnology dated December 7, 2013 (included as Exhibit 10.18 to Amendment No. 2 of the Company’s Annual Report on Form 10-K filed on September 9, 2015, and incorporated herein by reference).

10.19	Collaboration Agreement, dated July 27, 2015, by and between Stellar Biotechnologies, Inc. and Ostiones Guerrero SA de CV (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2015, and incorporated herein by reference).

10.20

Sublease Amendment No. 1 (Units 4 and 5) to Sublease Agreement between the Company and the Port Hueneme Surplus Property Authority, and establishment of new commencement date for Sublease Agreement (Unit 7) between the Company and the Port Hueneme Surplus Property Authority, dated October 31, 2005 (filed herewith).

10.21	Sublease Amendment No. 3 (Unit 4 and 5) to Sublease Agreement between the Company and the Port Hueneme Surplus Property Authority, dated June 4, 2015 (filed herewith).

10.22	Sublease Amendment No. 2 (Unit 7) to Sublease Agreement between the Company and the Port Hueneme Surplus Property Authority, dated June 4, 2015 (filed herewith).

14.1	Code of Ethics and Business Conduct (included as Exhibit 99.4 to the Company’s Report on Form 6-K filed on August 14, 2014, and incorporated herein by reference).

21	Subsidiaries of Stellar Biotechnologies, Inc. (included as Exhibit 21 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

23.1	Consent of Moss Adams LLP (filed herewith)

31.1^	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2^	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1^	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2^	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

@	Management contract or compensatory plan or arrangement.

#	Confidential treatment has been granted for certain portions of this exhibit. Original copies have been filed separately with the Securities and Exchange Commission pursuant to Rule 24B-2 of the Securities Exchange Act of 1934, as amended.

^	A signed original of this written statement required by Section 906 has been provided and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 14, 2015	STELLAR BIOTECHNOLOGIES, INC.

/s/ Frank R. Oakes
Frank R. Oakes President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank R. Oakes	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	December 14, 2015
Frank R. Oakes

/s/ Kathi Niffenegger	Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2015
Kathi Niffenegger

/s/ Gregory T. Baxter	Director	December 14, 2015
Gregory T. Baxter

/s/ Tessie M. Che	Director	December 14, 2015
Tessie M. Che

/s/ DAVID L. HILL	Director	December 14, 2015
David L. Hill

/s/ DANIEL E. MORSE	Director	December 14, 2015
Daniel E. Morse

/s/ Mayank D. Sampat	Director	December 14, 2015
Mayank D. Sampat

STELLAR BIOTECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Independent Auditors’ Report of Moss Adams LLP, dated December 14, 2015	F-3

Independent Auditors’ Report of D&H LLP, dated November 14, 2014	F-4

Consolidated Balance Sheets at September 30, 2015, September 30, 2014 and August 31, 2014	F-5

Consolidated Statements of Operations for the year ended September 30, 2015, one month ended September 30, 2014, and years ended August 31, 2014 and 2013	F-6

Consolidated Statements of Cash Flows for the year ended September 30, 2015, one month ended September 30, 2014, and years ended August 31, 2014 and 2013	F-7

Consolidated Statements of Changes in Equity for the year ended September 30, 2015, one month ended September 30, 2014, and years ended August 31, 2014 and 2013	F-8

Notes to Financial Statements	F-9

F-1

Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30,
2014, and Years Ended August 31, 2014, and 2013

(In U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Stellar Biotechnologies, Inc.

We have audited the accompanying consolidated balance sheets of Stellar Biotechnologies, Inc. as of September 30, 2015 and 2014 and August 31, 2014, and the related consolidated statements of operations, changes in equity, and cash flows for the fiscal year ended September 30, 2015, the one month ended September 30, 2014, and the fiscal year ended August 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stellar Biotechnologies, Inc. as of September 30, 2015 and 2014 and August 31, 2014, and the consolidated results of its operations and its cash flows for the fiscal year ended September 30, 2015, the one month ended September 30, 2014, ,and the fiscal year ended August 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its fiscal year end from August 31 to September 30.

/s/ Moss Adams LLP

Los Angeles, California

December 14, 2015

Independent Auditor’s Report

To the Shareholders of Stellar Biotechnologies, Inc.

We have audited the accompanying consolidated financial statements of Stellar Biotechnologies, Inc., which comprise the consolidated statements of operations, consolidated statements of cash flows and consolidated statements of changes in equity for the year ended August 31, 2013, and a summary of significant accounting policies and other explanatory information.

Management’s Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with generally accepted accounting principles accepted in the United States of America, and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

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

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, its financial performance and its cash flows for the year ended August 31, 2013 in accordance with generally accepted accounting principles accepted in the United States of America.

Vancouver, B.C.	/s/ D&H Group LLP
November 14, 2014	Chartered Professional Accountants

Stellar Biotechnologies, Inc.

Consolidated Balance Sheets

(Expressed in U.S. Dollars )

	September 30,	September 30,	August 31,
	2015	2014	2014

Assets:

Current assets:
Cash and cash equivalents	$3,955,503	$8,768,459	$8,423,089
Accounts receivable	157,597	44,159	56,575
Short-term investments	5,015,171	5,450,126	5,462,413
Inventory	557,280	34,891	-
Prepaid expenses	181,068	125,840	128,593

Total current assets	9,866,619	14,423,475	14,070,670

Noncurrent assets:

Property, plant and equipment, net	503,408	388,340	387,392
Deposits	15,900	15,900	15,900

Total noncurrent assets	519,308	404,240	403,292

Total Assets	$10,385,927	$14,827,715	$14,473,962

Liabilities and Shareholders' Equity:

Current liabilities:
Accounts payable and accrued liabilities	$656,685	$585,047	$526,626
Deferred revenue	173,333	86,667	15,000
Warrant liability, current portion	1,550,630	460	879,040

Total current liabilities	2,380,648	672,174	1,420,666

Long-term liabilities:
Warrant liability, less current portion	-	3,690,806	5,352,663

Total Liabilities	2,380,648	4,362,980	6,773,329

Commitments (Note 8)

Shareholders' equity:
Common shares, unlimited common shares authorized, no par value, 7,984,758, 7,941,985 and 7,826,885 issued and outstanding at September 30, 2015, September 30, 2014 and August 31, 2014, respectively	38,114,215	37,883,877	36,240,838
Accumulated share-based compensation	5,226,379	5,073,144	5,079,985
Accumulated deficit	(35,335,315)	(32,492,286)	(33,620,190)

Total shareholders' equity	8,005,279	10,464,735	7,700,633

Total Liabilities and Shareholders' Equity	$10,385,927	$14,827,715	$14,473,962

The accompanying notes are an integral part of these consolidated financial statements.

Stellar Biotechnologies, Inc.

Consolidated Statements of Operations

(Expressed in U.S. Dollars )

	Year Ended	One Month Ended	Year Ended
	September 30,	September 30,	August 31,	August 31,
	2015	2014	2014	2013

Revenues:
Contract services revenue	$195,000	$20,000	$192,000	$60,000
Product sales	563,689	32,786	143,553	76,055
Grant revenue	-	-	36,579	409,414

	758,689	52,786	372,132	545,469

Expenses:
Costs of sales and contract services	580,824	11,636	469,149	57,351
Costs of aquaculture	259,423	22,063	254,531	137,450
Grant costs	-	-	36,579	409,414
Research and development	1,029,489	178,280	2,458,934	2,018,554
General and administration	3,227,545	293,130	2,871,455	1,770,619

	5,097,281	505,109	6,090,648	4,393,388

Other Income (Loss)
Foreign exchange gain (loss)	(653,333)	(97,866)	(222,437)	(95,842)
Gain (loss) in fair value of warrant liability	2,131,062	1,680,040	(2,533,305)	(10,556,208)
Investment income	54,634	1,853	61,935	4,990

	1,532,363	1,584,027	(2,693,807)	(10,647,060)

Income (Loss) Before Income Tax	(2,806,229)	1,131,704	(8,412,323)	(14,494,979)

Income tax expense	36,800	3,800	27,200	800

Net Income (Loss)	$(2,843,029)	$1,127,904	$(8,439,523)	$(14,495,779)

Income (loss) per common share - basic	$(0.36)	$0.14	$(1.11)	$(2.81)
Income (loss) per common share - diluted	$(0.36)	$0.13	$(1.11)	$(2.81)
Weighted average number of common shares outstanding:
Basic	7,956,962	7,867,575	7,582,664	5,161,194
Diluted	7,956,962	8,714,045	7,582,664	5,161,194

The accompanying notes are an integral part of these consolidated financial statements.

Stellar Biotechnologies, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars )

	Year Ended	One Month Ended	Year Ended
	September 30,	September 30,	August 31,	August 31,
	2015	2014	2014	2013

Cash Flows Used In Operating Activities:
Net income (loss)	$(2,843,029)	$1,127,904	$(8,439,523)	$(14,495,779)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	159,521	12,529	158,313	124,833
Share-based compensation	267,222	36,509	956,634	786,585
Foreign exchange loss	653,333	97,866	222,437	95,842
(Gain) loss in fair value of warrant liability	(2,131,062)	(1,680,040)	2,533,305	10,556,208
Loss on disposal of property, plant and equipment	-	-	3,670	-
Impairment loss	-	-	90,476	-
Fair value of shares issued for research license	-	-	-	491,408
		-
Changes in working capital items:
Accounts receivable	(113,917)	12,352	121,075	(192,067)
Deferred financing costs	-	-	60,656	(62,027)
Inventory	(522,389)	(34,891)	-	-
Prepaid expenses	(45,758)	490	(94,974)	(2,658)
Accounts payable and accrued liabilities	77,018	58,922	106,224	29,309
Deferred revenue	86,666	71,667	15,000	(127,477)

Net cash used in operating activities	(4,412,395)	(296,692)	(4,266,707)	(2,795,823)

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(274,589)	(13,477)	(279,065)	(9,541)
Proceeds on sale of property, plant and equipment	-	-	2,150	-
Purchase of short-term investments	(13,677)	(2,491)	(5,468,815)	-
Proceeds on maturities of short-term investments	410,736	2,821	-	-

Net cash provided by (used in) investing activities	122,470	(13,147)	(5,745,730)	(9,541)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants and options	106,777	739,292	4,308,878	1,582,739
Proceeds from issuance of common stock, net	-	-	6,479,097	8,146,487
Refund of deposit	-	-	-	1,600
				-
Net cash provided by financing activities	106,777	739,292	10,787,975	9,730,826

Effect of exchange rate changes on cash and cash equivalents	(629,808)	(84,083)	(212,338)	(64,571)

Net change in cash and cash equivalents	(4,812,956)	345,370	563,200	6,860,891
Cash and cash equivalents - beginning of year	8,768,459	8,423,089	7,859,889	998,998
Cash and cash equivalents - end of year	$3,955,503	$8,768,459	$8,423,089	$7,859,889

Cash (demand deposits)	$3,955,503	$5,895,229	$5,474,155	$6,244,049
Cash equivalents	-	2,873,230	2,948,934	1,615,840

Cash and cash equivalents	$3,955,503	$8,768,459	$8,423,089	$7,859,889

Supplemental disclosure of non-cash transactions (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

Stellar Biotechnologies, Inc.

Consolidated Statements of Changes in Equity

(Expressed in U.S. Dollars )

				Accumulated		Total
		Common	Shares	Share-Based	Accumulated	Shareholders'
	Shares	Shares	Subscribed	Compensation	Deficit	Equity

Balance - August 31, 2012	4,541,356	$8,016,895	$-	$3,570,149	$(10,684,888)	$902,156

Proceeds of private placements	925,840	3,115,875	-	-	-	3,115,875
Issuance costs of private placements including fair value of broker units	-	(275,956)	-	150,894	-	(125,062)
Fair value of warrants issued in private placements	-	(1,749,004)	-	-	-	(1,749,004)
Proceeds from exercise of warrants	273,800	1,510,336	-	-	-	1,510,336
Transfer to common stock on exercise of warrants	-	2,139,409	-	-	-	2,139,409
Proceeds from exercise of options	16,500	72,403	-	-	-	72,403
Transfer to common stock on exercise of options	-	54,325	-	(54,325)	-	-
Share-based compensation	-	-	-	786,585	-	786,585
Shares issued to acquire license	37,120	491,408	-	-	-	491,408
Fair value of warrants issued to acquire license	-	(195,014)	-	195,014	-	-
Subscriptions received for private placement and warrants	-	-	5,155,674	-	-	5,155,674
Net loss	-	-	-	-	(14,495,779)	(14,495,779)
						-
Balance - August 31, 2013	5,794,616	$13,180,677	$5,155,674	$4,648,317	$(25,180,667)	$(2,195,999)

Proceeds of private placements	1,142,857	12,000,000	(5,000,000)	-	-	7,000,000
Issuance costs of private placements including fair value of
broker warrants	-	(907,801)	-	386,898	-	(520,903)
Issuance of performance shares	151,515	422,728	-	(422,728)	-	-
Proceeds from exercise of warrants	593,730	3,920,134	(155,674)	-	-	3,764,460
Transfer to common stock on exercise of warrants	-	6,591,546	-	-	-	6,591,546
Proceeds from exercise of options	144,167	544,418	-	-	-	544,418
Transfer to common stock on exercise of options	-	489,136	-	(489,136)	-	-
Share-based compensation	-	-	-	956,634	-	956,634
Net loss	-	-	-	-	(8,439,523)	(8,439,523)
						-
Balance - August 31, 2014	7,826,885	$36,240,838	$-	$5,079,985	$(33,620,190)	$7,700,633

Proceeds from exercise of warrants	110,100	727,804	-	-	-	727,804
Transfer to common stock on exercise of warrants	-	890,214	-	(29,817)	-	860,397
Proceeds from exercise of options	5,000	11,488	-	-	-	11,488
Transfer to common stock on exercise of options	-	13,533	-	(13,533)	-	-
Share-based compensation	-	-	-	36,509	-	36,509
Net income	-	-	-	-	1,127,904	1,127,904

Balance - September 30, 2014	7,941,985	$37,883,877	$-	$5,073,144	$(32,492,286)	$10,464,735

Proceeds from exercise of warrants	4,020	12,609	-	-	-	12,609
Transfer to common stock on exercise of warrants	-	10,000	-	(426)	-	9,574
Proceeds from exercise of options	38,753	94,168	-	-	-	94,168
Transfer to common stock on exercise of options	-	113,561	-	(113,561)	-	-
Share-based compensation	-	-	-	267,222	-	267,222
Net loss	-	-	-	-	(2,843,029)	(2,843,029)

Balance - September 30, 2015	7,984,758	$38,114,215	$-	$5,226,379	$(35,335,315)	$8,005,279

The accompanying notes are an integral part of these consolidated financial statements.

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

(Expressed in U.S. Dollars)

1.	Nature of Operations

Stellar Biotechnologies, Inc. (“the Company”) is organized under the laws of British Columbia, Canada. The Company’s common shares are listed on the U.S. Nasdaq Capital Markets under the trading symbol “SBOT” and on the TSX Venture Exchange as a Tier 2 issuer under the trading symbol “KLH.” Prior to listing on Nasdaq effective November 5, 2015, the Company’s common shares were quoted on the U.S. OTCQB Marketplace Exchange under the trading symbol SBOTF.

In April 2010, the Company changed its name to Stellar Biotechnologies, Inc. and completed a reverse merger transaction with Stellar Biotechnologies, Inc., a California corporation, which was founded in September 1999, and remains the Company’s wholly-owned subsidiary and principal operating entity. The Company’s executive offices are located at 332 E. Scott Street, Port Hueneme, California, 93041, USA, and the registered and records office is Royal Centre, 1055 West Georgia Street, Suite 1500, Vancouver, BC, V6E 4N7, Canada.

Nature of Operations

The Company’s business is the aquaculture, research and development, manufacture and commercialization of Keyhole Limpet Hemocyanin (“KLH”). The Company markets and distributes its KLH products to biotechnology and pharmaceutical companies, academic institutions, and clinical research organizations in Europe, the United States, and Asia.

Management Plans

For the fiscal years 2015, 2014, and 2013, the Company reported net losses of approximately $2.8 million, $8.4 million, and $14.5 million, respectively. The most significant factor in the fluctuations in net income and losses relates to noncash changes in the fair value of warrant liability, which was a gain of $2.1 million, loss of 2.5 million and loss of $10.6 million for the fiscal years 2015, 2014, and 2013, respectively. As of September 30, 2015, the Company had an accumulated deficit of approximately $35.3 million and working capital of approximately $7.5 million.

In the past, operations of the Company have primarily been funded by the issuance of common shares, exercise of warrants, grant revenues, contract services revenue, and product sales. In September 2013, the Company closed a private placement with gross proceeds of $12,000,000. Management believes these financial resources are adequate to support the Company’s initiatives at the current level for at least 12 months. Management is also continuing the ongoing effort toward expanding the customer base for existing marketed products, and the Company may seek additional financing alternatives, including nondilutive financing through grants, collaboration and licensing arrangements, additional equity financing and debt financing.

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Functional Currency

The consolidated financial statements of the Company are presented in U.S. dollars, unless otherwise stated, which is the Company’s functional currency.

2.	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiary, Stellar Biotechnologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

(Expressed in U.S. Dollars)

Change in Fiscal Year End

On June 3, 2014, the Board of Directors of the Company approved a change in the Company’s fiscal year end from August 31 to September 30 of each year. This change to the calendar quarter reporting cycle began September 1, 2014. As a result of the change, the Company had a one-month transition period from September 1, 2014 to September 30, 2014. Included in this report are the Company’s consolidated balance sheets as of September 30, 2015, September 30, 2014 and August 31, 2014; and the consolidated statements of operations, cash flows and changes in equity for the 12 months ended September 30, 2015 (“fiscal 2015”), August 31, 2014 (“fiscal 2014”), and August 31, 2013 (“fiscal 2013”), and the one month ended September 30, 2014.

3.	Significant Accounting Policies

a)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These estimates include warrant liability, share-based compensation, intangible assets, valuation of accounts receivable, valuation of inventory, and income taxes. Actual outcomes could differ from these estimates. These consolidated financial statements include estimates, which by their nature are uncertain. The impacts of such estimates are pervasive throughout the consolidated financial statements, and may require accounting adjustments based on future periods if the revision affects both current and future periods. These estimates are based on historical experience, current and future economic conditions and other factors, including expectations of future events that are believed to be reasonable under the circumstances.

b)	Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits with financial institutions and highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased.

c)	Investments

Investments include a mutual fund of short-term fixed, floating and variable rate debt securities with normal weighted average effective maturity of approximately 1 year or less. This mutual fund investment is reported at fair value using level 1 inputs. Investments at September 30, 2014 and August 31, 2014 also include Canadian enhanced yield time deposits with an original maturity of 6 months. These enhanced yield time deposits are classified as held-to-maturity and are reported at amortized cost, which approximates fair value. The Company regularly reviews its investments in enhanced yield time deposits to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is determined to be other than temporary, the cost basis of the investment is written down to fair value.

d)	Allowance for Doubtful Accounts Receivable

The Company assesses the collectability of its accounts receivable through a review of its current aging, as well as an analysis of its historical collection rate, general economic conditions and credit status of its customers.  As of September 30, 2015 and 2014, and August 31, 2014, all outstanding accounts receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

(Expressed in U.S. Dollars)

e)	Inventory

The Company records inventory at the lower of cost or market, with market not in excess of net realizable value. Raw materials are measured using FIFO (first-in first-out) cost. Work in process and finished goods are measured using average cost.

f)	Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is recorded on the straight-line method over useful lives ranging from 3 to 15 years. Leasehold improvements are depreciated over the shorter of the useful life of the improvement or remaining term of lease. Maintenance and repairs are charged to operations as incurred.

g)	Impairment of Long-Lived Assets

If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the amount of such impairment is measured by comparing the carrying value of the asset to the fair value of the asset and the Company records the impairment as a reduction in the carrying value of the related asset and a charge to operating results. Estimating the undiscounted future cash flows associated with long-lived assets requires judgment, and assumptions could differ materially from actual results. See Note 7 for impairment of licensing rights.

h)	Fair Value of Financial Instruments

The Company uses the fair value measurement framework for valuing financial assets and liabilities measured on a recurring basis in situations where other accounting pronouncements either permit or require fair value measurements.

Fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued liabilities, and deferred revenue approximates fair value due to the short-term nature of such instruments. Canadian enhanced yield time deposits are reported at amortized cost, which approximates fair value.

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

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

(Expressed in U.S. Dollars)

The Company records its short-term investments in mutual fund debt securities at fair value using Level 1 inputs in the fair value hierarchy. The Company records its warrant liability at fair value using Level 2 inputs using the Black-Scholes option valuation model and assumptions disclosed in Note 9.

The following table summarizes fair values for those assets and liabilities with fair value measured on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
September 30, 2015
Assets
Short-term investments in mutual fund debt securities	$5,015,171	$-	$-	$5,015,171
Liabilities
Warrant liability, current portion	-	1,550,630	-	1,550,630
Warrant liability, less current portion	-	-	-	-

September 30, 2014
Assets
Short-term investments in mutual fund debt securities	5,001,494	-	-	5,001,494
Liabilities
Warrant liability, current portion	-	460	-	460
Warrant liability, less current portion	-	3,690,806	-	3,690,806

August 31, 2014
Assets
Short-term investments in mutual fund debt securities	5,004,315	-	-	5,004,315
Liabilities
Warrant liability, current portion	-	879,040	-	879,040
Warrant liability, less current portion	-	5,352,663	-	5,352,663

i)	Revenue Recognition

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

Contract services include services performed under collaboration agreements and monthly maintenance of limpet colonies through December 2014 designated to meet the needs of the customer. The Company also had the right to use raw material produced from designated limpet colonies at no cost to the Company with prior written consent from the customer.

Product Sales

The Company recognizes product sales when KLH product is shipped (for which the risk is typically transferred upon delivery to the shipping carrier) and there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collectability is reasonably assured. The Company documents arrangements with customers with purchase orders and sales agreements.

Product sales include sales made under supply agreements with customers for a fixed price per gram of KLH products based on quantities ordered, including those produced from a customer’s designated limpet colonies. The supply agreements are on a non-exclusive basis except within that customer’s field of use.

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

j)	Research and Development

Research and development costs are expensed as incurred.

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

(Expressed in U.S. Dollars)

k)	Equity Financing

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

l)	Share-Based Compensation

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

m)	Foreign Exchange

Items included in the financial statements of the Company’s subsidiary are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The functional currency of the parent and its subsidiary is the U.S. dollar.

Transactions in currencies other than the U.S. dollar are recorded at exchange rates prevailing on the dates of the transactions.

n)	Income Taxes

Income tax expense comprises current and deferred tax. Income tax is recognized in income or loss except to the extent that it relates to items recognized directly in equity. Current tax expense is the expected tax payable on taxable income for the year, using tax rates enacted or substantively enacted at year-end, adjusted for amendments to tax payable with regards to previous years.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. The Company has not incurred any interest or penalties as of September 30, 2015 with respect to uncertain income tax matters. The Company does not expect that there will be unrecognized tax benefits of a significant nature that will increase or decrease within 12 months of the reporting date.

The Company files income tax returns in the U.S. federal and state jurisdictions and in Canada. Management believes that there are no material uncertain tax positions that would impact the accompanying consolidated financial statements. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company may be subject to examination by the Internal Revenue Service for tax years 2011 through 2014 and by the Canada Revenue Agency for tax years 2011 through 2015. The Company may also be subject to examination on certain state and local jurisdictions for the tax years 2010 through 2014.

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

(Expressed in U.S. Dollars)

o)	Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.

The computation of diluted loss per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on loss per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the “if converted” method. The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method. Conversion of outstanding warrants, broker units and options would have an antidilutive effect on loss per share for the years ended September 30, 2015 and August 31, 2014 and 2013, and are therefore excluded from the computation of diluted loss per share.

p)	Segments

The Company operates in one reportable segment and, accordingly, no segment disclosures have been presented. All equipment, leasehold improvements and other fixed assets owned by the Company are physically located within the United States (except for insignificant leasehold improvements under evaluation in Baja, Mexico), and all supply, collaboration and licensing agreements are denominated in U.S. dollars.

q)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the Accounting Standards Codification (“ASC”) Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The guidance in ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016, with early application permitted. Management is in the process of assessing the impact of ASU 2014-15 on the Company’s consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 indicates that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU does not apply to inventory measured using LIFO or the retail inventory method. It does apply to all other inventory, including inventory measured using FIFO or average cost. The guidance in ASU 2015-11 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. The provisions should be applied prospectively with early application permitted. Management is in the process of assessing the impact of ASU 2015-11 on the Company’s consolidated financial statements.

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

(Expressed in U.S. Dollars)

4.	Investments

Short-term investments consisted of the following:

	September 30,	September 30,	August 31,
	2015	2014	2014

Mutual fund debt securities	$5,015,171	$5,001,494	$5,004,315
Enhanced yield time deposits	-	448,632	458,098

	$5,015,171	$5,450,126	$5,462,413

5.	Inventory

Raw materials include inventory of manufacturing supplies. Work in process includes manufacturing supplies, direct and indirect labor, contracted manufacturing and testing, and allocated manufacturing overhead for inventory in process at the end of the period. Finished goods include products that are complete and available for sale. At September 30, 2015, the Company recorded work in process and finished goods inventory only for those products with recent sales levels to evaluate net realizable value. At September 30, 2014 and prior, the Company recorded inventory only for custom manufacturing of products for specific customers, including manufacturing under supply agreements. There was no inventory for custom manufactured products at August 31, 2014. Inventory consisted of the following at September 30, 2015 and 2014:

	September 30,	September 30,
	2015	2014

Raw materials	$42,549	$10,480
Work in process	137,021	24,411
Finished goods	377,710	-

	$557,280	$34,891

6.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	September 30,	September 30,	August 31,
	2015	2014	2014

Aquaculture system	$124,529	$58,923	$58,923
Laboratory facilities	62,033	62,033	62,033
Computer and office equipment	78,936	77,697	77,697
Tools and equipment	714,764	635,766	622,289
Vehicles	10,997	10,997	10,997
Leasehold improvements	123,562	61,187	61,187

	1,114,821	906,603	893,126

Less: accumulated depreciation	(643,492)	(518,263)	(505,734)

Depreciable assets, net	471,329	388,340	387,392
Construction in progress	32,079	-	-

	$503,408	$388,340	$387,392

Depreciation expense amounted to $159,521, $12,529, $132,122, and $96,262 for the year ended September 30, 2015, one month ended September 30, 2014, and years ended August 31, 2014, and 2013, respectively.

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

(Expressed in U.S. Dollars)

7.	Intangible Assets - Licensing Rights

In August 2011, the Company acquired an exclusive, worldwide sub-licensable and royalty-free license for certain technology developed under collaboration with a customer. The Company paid a $200,000 license fee for the licensing rights, which are jointly owned by the Company and the customer. The licensing rights do not have a fixed term or termination provisions. The licensing rights were amortized over the estimated useful life of seven years and shown net of accumulated amortization and impairment losses. During the year ended August 31, 2014, the Company discontinued its use of these licensing rights and recorded impairment loss for the remaining value of licensing rights.

Amortization expense amounted to $26,191 and $28,571 for the years ended August 31, 2014 and 2013, respectively. Impairment loss for the year ended August 31, 2014 totaled $90,476 and is included in general and administrative expenses in the accompanying consolidated financial statements.

8.	Commitments

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

In June 2015, the Company began leasing undeveloped land in Baja California, Mexico to assess its suitability for the long-term development and potential expansion of the Company’s production capability. The first two years of rent under the lease totalling $74,606 were prepaid in June 2015. The initial term is three years and the Company may terminate early with 30 days’ notice. If the Company decides to proceed with development of the site, it has options to extend the lease for 30 years.

Aggregate future minimum lease payments are as follows:

September 30,
2015
For The Year Ending September 30,
2016	$157,000
2017	143,000
2018	106,000
2019	106,000
2020	106,000
Thereafter	6,000

$624,000

Rent expense on these lease agreements amounted to approximately $192,000, $15,000, $181,000, and $178,000 for the year ended September 30, 2015, one month ended September 30, 2014, and years ended August 31, 2014, and 2013, respectively.

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

(Expressed in U.S. Dollars)

Purchase obligations

The Company has commitments totaling approximately $423,000 at September 30, 2015, for signed agreements with contract research organizations and consultants. The Company also has agreements to pay time and materials to contractors, which are estimated at approximately $6,000 at September 30, 2015. All purchase obligations are expected to be fulfilled within the next 12 months.

Customer supply agreements

The Company has two commitments under certain supply agreements with customers for fixed prices per gram on a non-exclusive basis except within that customer’s field of use. One amended and restated supply agreement replaced two prior agreements that automatically renewed each year. The new agreement is effective March 2015 through March 2020 and is renewable for one-year terms upon written request of the customer. The other customer supply agreement is effective October 2014 through October 2019 and is renewable for one-year terms upon written request of the customer.

Licensing fees

In July 2013, the Company acquired the exclusive, worldwide license to certain patented technology for the development of human immunotherapies against Clostridium difficile infection (“C. diff”). The license agreement required an initial, non-refundable license fee of $25,000, which was paid in fiscal August 2013, and payment of an aggregate of $200,000 in delayed license fees, which were paid in fiscal August 2014. Beginning September 2014, the terms also require a license fee of $20,000 to be paid annually, creditable against royalties due, if any. Royalties are payable for a percentage of related net sales, if any. License fees are also payable for a percentage of related non-royalty sublicensing revenue, if any. No royalties have been incurred to date. The Company also reimbursed patent filing costs of approximately $52,000, $34,000 and $51,000 for the years ended September 30, 2015, and August 31, 2014, and 2013, respectively, and will reimburse certain future patent filing, prosecution, and maintenance costs. There were no patent cost reimbursements during the one month ended September 30, 2014. License fees and patent cost reimbursements have been accounted for as research and development expense in the accompanying consolidated statements of operations.

The license agreement expires when the last valid patent claim licensed under the license agreement expires, which is currently 2030. Prior to that time, the license agreement can be terminated by the licensor upon certain conditions. The Company will have 30 days after written notice from the licensor to cure the problem prior to termination of the license agreement. The Company can terminate the agreement with three months’ prior written notice.

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

(Expressed in U.S. Dollars)

Upon execution of the license agreement, the Company issued 37,120 common shares and warrants to purchase up to 27,840 of the Company’s common shares to the licensor, as further described in Note 9. The warrants expired on January 23, 2015 and were not exercised.

The license agreement provides for the Company to pay up to an aggregate of $6,020,000 in milestone payments to the licensor upon achievement of various financing and development targets up to the first regulatory approval. Remaining contingent milestone payments to the licensor totaling $57,025,000 are related to achievement of sales targets. A financing milestone was met during the year ended August 31, 2014, and accordingly, the Company made a milestone payment of $100,000. No milestones were met during the year ended August 31, 2013, or subsequent to the year ended August 31, 2014, and there can be no assurance that any of the remaining milestones will be met in the future.

Retirement savings plan 401(k) contributions

The Company sponsors a 401(k) retirement savings plan that requires an annual non-elective safe harbor employer contribution of 3% of eligible employee wages. All employees over 21 years of age are eligible beginning the first payroll after 3 consecutive months of employment. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were approximately $58,000, $5,000, $52,000, and $71,000 for the year ended September 30, 2015, one month ended September 30, 2014, and years ended August 31, 2014, and 2013, respectively.

Related party commitments:

Patent royalty agreement

On August 14, 2002, through its California subsidiary, the Company entered into an agreement with a director and officer of the Company, where he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually. The Company’s current operations utilize this invention. Royalty expense incurred during the year ended September 30, 2015 was approximately $1,500. There was no royalty expense incurred during the one month ended September 30, 2014 and years ended August 31, 2014 and 2013.

Collaboration agreement

In December 2013, the Company entered into a collaboration agreement with a privately-held Taiwanese biopharmaceuticals manufacturer effective through December 2015. Under the terms of the agreement, the Company will be responsible for the production and delivery of GMP grade KLH for evaluation as a carrier molecule in the collaboration partner’s potential manufacture of OBI-822 active immunotherapy. The Company is also responsible for method development, product formulation, and process qualification for certain KLH reference standards. The collaboration partner will be responsible for development objectives and product specifications. The agreement provides for the collaboration partner to pay fees for certain expenses and costs associated with the collaboration. Subject to certain conditions and timing, the collaboration also provides for the parties to negotiate a commercial supply agreement for Stellar KLH™ in the future. However, there can be no assurance that any such negotiations will lead to successful execution of any further agreements related to this collaboration.

The privately-held Taiwanese biopharmaceuticals manufacturer is a beneficial owner of over 5% of the Company’s common shares. In addition, a member of the Company’s Board of Directors currently serves as General Manager and chair of its board of directors.

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

(Expressed in U.S. Dollars)

9.	Share Capital

On September 2, 2015, the Company effected a share consolidation (reverse split) of the Company's common shares at a ratio of 1-for-10. As a result of the reverse split, every ten shares of the issued and outstanding common shares, without par value, consolidated into one newly-issued outstanding common share, without par value. Each fractional share remaining after the reverse split that was less than one-half of a share was cancelled and each fractional share that was at least one-half of a share was changed to one whole share. The reverse split reduced the number of common shares outstanding from 79,847,550 to 7,984,758 after fractional share rounding. The number of warrants, broker units, and options were proportionately adjusted by the split ratio and the exercise prices correspondingly increased by the same split ratio. All shares and exercise prices are presented on a post-split basis in these consolidated financial statements.

The Company had the following transactions in share capital:

		One Month
	Year Ended	Ended	Year Ended
	September 30,	September 30,	August 31,	August 31,
	2015	2014	2014	2013

Number of common shares issued	42,773	115,100	2,032,269	1,253,260

Proceeds from exercise of warrants and broker units	$12,609	$727,804	$3,764,460	$1,510,336
Transfer to common shares on exercise of warrants and broker units	10,000	890,214	6,591,546	2,139,409
Proceeds from exercise of options	94,168	11,488	544,418	72,403
Transfer to common shares on exercise of options	113,561	13,533	489,136	54,325
Share-based compensation	267,222	36,509	956,634	786,585

Performance Shares

There were 1,000,000 common shares allotted as performance shares to be issued to certain officers, directors and employees of the Company based on meeting milestones related to completion of method development for commercial-scale manufacture of KLH, compilation and regulatory submittal of all required chemistry, manufacturing and control data and completion of preclinical toxicity and immunogenicity testing of products under a performance share plan. Share-based compensation was recorded over the estimated vesting period ending in August 2012.

At September 30, 2015, there are 383,838 performance shares reserved for issuance.

License Agreement

During the year ended August 31, 2013, the Company entered into a license agreement and issued 37,120 common shares and warrants to purchase up to 27,840 of the Company’s common shares to the licensor. Each warrant entitled the holder to purchase one common share of the Company at a price of CDN$12.50 per share on or before January 23, 2015. The common shares were subject to a hold period that ended on November 25, 2013. The warrants expired on January 23, 2015 and were not exercised. The value of the shares and warrants were recorded as research and development expense.

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

(Expressed in U.S. Dollars)

Black-Scholes option valuation model

The Company uses the Black-Scholes option valuation model to determine the fair value of warrants, broker units and share options. Option valuation models require the input of highly subjective assumptions including the expected price volatility. The Company has used historical volatility to estimate the volatility of the share price. Changes in the subjective input assumptions can materially affect the fair value estimates, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s warrants, broker units and share options.

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance - August 31, 2013	1,132,630	$5.70	CDN $

Granted	3,810	4.60	CDN $
Granted	604,761	13.30
Exercised	(583,230)	6.80	CDN $
Exercised	(6,000)	13.50

Balance - August 31, 2014	1,151,971	9.70	CDN $

Granted	4,260	7.50	CDN $
Exercised	(101,700)	7.50	CDN $

Balance - September 30, 2014	1,054,531	10.10	CDN $

Exercised	(3,900)	4.05	CDN $
Expired	(27,870)	12.50	CDN $

Balance - September 30, 2015	1,022,761	$12.12	CDN $

The weighted average contractual life remaining on the outstanding warrants at September 30, 2015 is 7 months.

The following table summarizes information about the warrants outstanding at September 30, 2015:

Exercise Price	Number of Warrants	Expiry Date

CDN$4.00	400,000	October 25, 2015*
CDN$4.00	24,000	January 4, 2016
$13.50	470,190	September 9, 2016
$10.50	20,000	September 9, 2016	Broker warrants
$13.50	95,238	September 20, 2016
$10.50	13,333	September 20, 2016	Broker warrants

	1,022,761

* Subsequently exercised.

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

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

The fair value of warrants exercised was determined using the Black-Scholes option valuation model, using the following weighted average assumptions:

		One Month
	Year Ended	Ended	Year Ended
	September 30,	September 30,	August 31,	August 31,
	2015	2014	2014	2013
Risk free interest rate	0.44%	1.12%	1.07%	1.23%
Expected life (years)	0.4	0.03	0.27	1.17
Expected share price volatility	92%	97%	106%	111%

There were no warrants granted during the year ended September 30, 2015 or the one month ended September 30, 2014. The fair value of warrants granted was determined using the Black-Scholes option valuation model, using the following weighted average assumptions at the date of the grant:

	Year Ended
	August 31,	August 31,
	2014	2013
Risk free interest rate	1.48%	1.18%
Expected life (years)	3.00	2.76
Expected share price volatility	112%	123%
Expected dividend yield	0%	0%

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

 (Expressed in U.S. Dollars)

Broker units

The Company granted broker units as finders’ fees in conjunction with equity offerings in prior years. Broker units are fully vested when granted and allow the holders to purchase equity units. A unit consists of one common share and either one whole warrant or one half warrant.

A summary of broker units activity is as follows:

	Number of Units	Weighted Average Exercise Price

Balance - August 31, 2013	59,620	$2.90	CDN $

Exercised	(4,500)	3.30	CDN $

Balance - August 31, 2014	55,120	2.90	CDN $

Exercised	(8,400)	5.00	CDN $

Balance - September 30, 2014	46,720	2.51	CDN $

Exercised	(120)	5.00	CDN $

Balance - September 30, 2015	46,600	$2.50	CDN $

The weighted average contractual life remaining on the outstanding broker units is 1 month.

The following table summarizes information about the broker units outstanding at September 30, 2015:

Exercise Price	Number of Units	Expiry Date

CDN$2.50	40,000	October 25, 2015*
CDN$2.50	6,600	January 4, 2016
	46,600

* Subsequently exercised.

The outstanding broker units include one warrant.

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

 (Expressed in U.S. Dollars)

There were no broker units granted during the year ended September 30, 2015, the one month ended September 30, 2014, or the year ended August 31, 2014. The estimated fair value of the broker units granted was determined using a Black-Scholes option valuation model with the following weighted average assumptions:

Year Ended
August 31,
2013
Risk free interest rate	1.17%
Expected life (years)	2.83
Expected share price volatility	123%
Expected dividend yield	0%

The weighted average fair value of broker units granted during the year ended August 31, 2013 was CDN$2.50.

Options

The Company has a fixed share option plan adopted in 2013 (“the Plan”) to be administered by the Board of Directors, which has the discretion to grant up to an aggregate of 1,000,000 options. The exercise price of an option is set at the closing price of the Company’s common shares on the date of grant. Share options granted to directors, officers, employees and consultants are subject to the following vesting schedule:

(a)	One-third shall vest immediately;

(b)	One-third shall vest 12 months from the date of grant; and

(c)	One-third shall vest 18 months from the date of grant.

Share options granted to investor relations consultants vest over a period of not less than 12 months as to 25% on the date that is three months from the date of grant, and a further 25% on each successive date that is three months from the date of the prior vesting.

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

 (Expressed in U.S. Dollars)

Options have been issued under the Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options	Weighted Average Exercise Price

Balance - August 31, 2013	658,887	$4.20	CDN $

Granted	19,500	14.20	CDN $
Granted	59,500	18.30
Exercised	(144,167)	4.10	CDN $
Expired	(167)	4.20	CDN $

Balance - August 31, 2014	593,553	6.10	CDN $

Exercised	(5,000)	2.50	CDN $

Balance - September 30, 2014	588,553	6.20	CDN $

Granted	16,500	13.30	CDN $
Exercised	(38,750)	3.06	CDN $
Expired	(8,665)	14.21	CDN $

Balance - September 30, 2015	557,638	$6.93	CDN $

The weighted average contractual life remaining on the outstanding options is 3.19 years.

The following table summarizes information about the options under the Plan outstanding and exercisable at September 30, 2015:

Number of Options	Exercisable at September 30, 2015	Range of exercise prices	Expiry Dates
306,110	306,110	CDN$0.00 - 5.00	Apr 2017-Dec 2019
173,861	169,027	CDN$5.01 - 10.00	Oct 2017-Jun 2022
21,500	13,833	CDN$15.01 - 20.00	Nov 2018-Nov 2021
56,167	56,167	$15.01 - 20.00	Nov 2020
557,638	545,137

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

 (Expressed in U.S. Dollars)

There were no share options granted in the one month ended September 30, 2014. The estimated fair value of the share options granted was determined using a Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended
	September 30,	August 31,	August 31,
	2015	2014	2013
Risk free interest rate	1.65%	2.01%	1.55%
Expected life (years)	7.00	6.75	6.17
Expected share price volatility	115%	120%	123%
Expected dividend yield	0%	0%	0%

The weighted average fair value of share options awarded during the years ended September 30, 2015, and August 31, 2014 and 2013 was CDN$11.72, CDN$15.80, and CDN$3.80, respectively.

As of September 30, 2015, the Company had approximately $38,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 1.25 years.

The intrinsic value of the options exercised during the year ended September 30, 2015, one month ended September 30, 2014, and years ended August 31, 2014, and 2013 was CDN$10.14, CDN$17.40, CDN$13.76, and CDN$6.67 respectively. The intrinsic value of the vested options at September 30, 2015 was $3.95.

10.	Income Taxes

The breakdown of loss before income tax by jurisdiction is as follows:

	September 30, 2015	September 30, 2014	August 31, 2014	August 31, 2013

U.S.	$(3,258,355)	$(334,841)	$(4,183,392)	$(2,082,441)
Canadian	405,203	1,462,652	(4,096,931)	(12,412,538)
Other foreign	46,923	3,893	(132,000)	-

Total Loss Before Income Tax	$(2,806,229)	$1,131,704	$(8,412,323)	$(14,494,979)

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

 (Expressed in U.S. Dollars)

Deferred income tax assets and liabilities of the Company at September 30, 2015 and 2014 and August 31, 2014 and 2013 are as follows:

	September 30, 2015	September 30, 2014	August 31, 2014	August 31, 2013

Deferred income tax assets:
Non-capital loss carry-forwards	$8,028,900	$6,561,000	$6,418,300	$4,426,800
Research and development tax credits	716,400	626,900	616,600	450,400
Deferred expenses	82,900	84,000	90,000	65,100
Property, plant and equipment	1,700	-	-	-
Share issuance costs	67,800	124,700	131,800	63,300
Deferred income tax liabilities:
U.S. federal benefit net of state taxes	(628,800)	(517,100)	(509,000)	(350,600)
Property, plant and equipment	-	(13,600)	(14,500)	(33,400)
Valuation allowance	(8,268,900)	(6,865,900)	(6,733,200)	(4,621,600)

Net deferred income tax asset (liability)	$-	$-	$-	$-

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

As of September 30, 2015, the Company had federal net operating loss (“NOL”) carryforwards of approximately $16,685,000 expiring 2030 through 2035, California NOL carryforwards of approximately $16,455,000 expiring 2016 through 2035, and Canadian federal and provincial NOL carryforwards of approximately CDN$4,647,000 expiring 2028 through 2035. Portions of these NOL carryforwards may be used to offset future taxable income, if any.

As of September 30, 2015, the Company also has federal and California research and development tax credit carryforwards of approximately $339,000 and $377,000, respectively, available to offset future taxes. The federal credits begin expiring in 2024 and continue expiring through 2035. The state tax credits do not expire.

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

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

 (Expressed in U.S. Dollars)

The recovery of income taxes shown in the consolidated statements of operations differs from the amounts obtained by applying statutory rates to the loss before provision for income taxes due to the following:

	September 30, 2015	September 30, 2014	August 31, 2014	August 31, 2013

Combined Canadian federal and provincial tax rates	26.0%	26.0%	26.0%	25.0%

Expected income tax (recovery)/expense	$(729,600)	$294,300	$(2,187,200)	$(3,623,700)

Nondeductible share-based payments	69,500	9,500	248,700	327,000
Nondeductible change in fair value of warrant liability	(554,100)	(436,800)	659,300	2,807,300
Effect of higher income tax rate in U.S.	(445,800)	(46,000)	(602,100)	(308,400)
Foreign currency differences	169,900	25,400	(50,900)	(26,300)
Other	(43,300)	(3,800)	(219,800)	(322,500)
Change in valuation allowance on deferred tax assets	1,570,200	161,200	2,179,200	1,147,400

Income tax expense	$36,800	$3,800	$27,200	$800

The components of income tax provision (benefits) are as follows:

	September 30, 2015	September 30, 2014	August 31, 2014	August 31, 2013

Current tax provision
U.S. federal	$-	$-	$-	$-
Canadian	-	-	-	-
Other foreign	36,000	3,000	26,400	-
State	800	800	800	800

Deferred tax provision
U.S. federal	(1,032,200)	(107,100)	(1,431,400)	(738,000)
Canadian	(209,300)	(21,600)	(289,800)	(157,500)
State	(328,700)	(32,500)	(458,000)	(251,900)

Change in valuation allowance on deferred tax assets	1,570,200	161,200	2,179,200	1,147,400

Total	$36,800	$3,800	$27,200	$800

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

 (Expressed in U.S. Dollars)

11.	Supplemental Disclosure of Cash Flow and Non-Cash Transactions

Supplemental disclosure of cash flow information follows:

		One Month
	Year Ended	Ended	Year Ended
	September 30,	September 30,	August 31,	August 31,
	2015	2014	2014	2013
Cash paid during the period for taxes	$36,800	$800	$30,200	$800

Supplemental disclosure of non-cash financing and investing activities follows:

		One Month
	Year Ended	Ended	Year Ended
	September 30,	September 30,	August 31,	August 31,
	2015	2014	2014	2013

Share issuance costs - broker units and warrants	$-	$-	$386,898	$150,894
Transfer to common shares on exercise of warrants and broker units	10,000	890,214	6,591,546	2,139,409
Transfer to common shares on exercise of options	113,561	13,533	489,136	54,325
Transfer to common shares on issuance of performance shares	-	-	422,728	-
Shares subscribed transferred to common shares	-	-	5,155,674	-
Warrant valuations on private placements	-	-	-	1,749,004
Fair value of shares issued for acquisition of license	-	-	-	491,408
Warrant valuation on acquisition of license	-	-	-	195,014

12.	Concentrations of Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, mutual fund debt securities and accounts receivable. The Company estimates its maximum credit risk at the amount recorded on the balance sheet.

Management’s assessment of the Company’s credit risk for cash and cash equivalents is low as they are held in major financial institutions believed to be credit worthy. The Company limits its exposure to credit loss for short-term investments by using a mutual fund that invests in high-quality, U.S. dollar-denominated short-term fixed-, floating- and variable-rate debt securities that have received either a minimum short-term rating of at least A-1 (or its equivalent) or a minimum long-term rating of A minus (or its equivalent), by one or more Nationally Recognized Statistical Ratings Organizations, or, if unrated, that are deemed by the fund to be of comparable quality at the time of purchase. Based on credit monitoring and history, the Company considers the risk of credit losses due to customer non-performance on accounts receivable to be low.

The Company had the following concentrations of revenues by customers and grantors:

One Month
	Year Ended	Ended	Year Ended
	September 30,	September 30,	August 31,	August 31,
	2015	2014	2014	2013

Product sales and contract services revenue	85% from 5 customers	86% from 3 customers	73% from 2 customers	73% from 2 customers

Grant revenue	-	-	100% from 1 grantor	100% from 1 grantor

The Company had the following concentrations of revenues by geographic areas:

		One Month
	Year Ended	Ended	Year Ended
	September 30,	September 30,	August 31,	August 31,
	2015	2014	2014	2013

Europe	53%	9%	41%	84%
Asia	38%	28%	40%	-
U.S.	9%	62%	14%	12%
Other countries	-	-	6%	4%

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Year Ended September 30, 2015, One Month Ended September 30, 2014, and Years Ended August 31, 2014, and 2013

 (Expressed in U.S. Dollars)

The Company had the following concentrations of accounts receivable:

One Month
	Year Ended	Ended	Year Ended
	September 30,	September 30,	August 31,	August 31,
	2015	2014	2014	2013

Accounts receivable	91% from 2 customers	81% from 2 customers	76% from 1 customer	88% from 1 grantor

13. Reclassifications

Certain reclassifications have been made to prior years to conform with the current year’s presentation. These include the Company’s reclassification of a mutual fund investing in short-term debt securities from cash equivalents to short-term investments and reclassification of costs related to aquaculture to present such costs separately from costs of sales and contract services. There was no impact on total assets, total shareholders’ equity, accumulated deficit, total expenses or net income (loss) resulting from these reclassifications.

14. Subsequent Events

Subsequent to September 30, 2015, the Company issued 440,000 common shares upon the exercise of 400,000 warrants and 40,000 broker units for gross proceeds of CDN$1,700,000 through December 1, 2015.

