Form 10-Q
period 2015-12-31
Stellar Biotechnologies, Inc.
filed 2016-02-08
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 5, 2016, the registrant had 8,448,758 common shares issued and outstanding.

Stellar Biotechnologies, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended December 31, 2015

PART I — FINANCIAL INFORMATION

SPECIAL NOTE

All share numbers and share prices presented in this Quarterly Report on Form 10-Q have been adjusted to reflect the 1-for-10 reverse share split of Stellar Biotechnologies, Inc.’s common shares effected on September 2, 2015.

Item 1. Financial Statements.

Stellar Biotechnologies, Inc.

Consolidated Balance Sheets

(Unaudited)

(Expressed in U.S. Dollars )

	December 31,	September 30,
	2015	2015

Assets:

Current assets:
Cash and cash equivalents	$3,887,550	$3,955,503
Accounts receivable	35,630	157,597
Short-term investments	5,016,800	5,015,171
Inventory	527,958	557,280
Prepaid expenses	224,614	181,068

Total current assets	9,692,552	9,866,619

Noncurrent assets:

Property, plant and equipment, net	646,041	503,408
Deposits	15,900	15,900

Total noncurrent assets	661,941	519,308

Total Assets	$10,354,493	$10,385,927

Liabilities and Shareholders' Equity:

Current liabilities:
Accounts payable and accrued liabilities	$723,675	$656,685
Deferred revenue	-	173,333
Warrant liability	-	1,550,630

Total Current Liabilities	723,675	2,380,648

Commitments (Note 6)

Shareholders' equity:
Common shares, unlimited common shares authorized,
no par value, 8,448,758 and 7,984,758 issued and
outstanding at December 31, 2015 and September 30,
2015, respectively	41,336,056	38,114,215
Accumulated share-based compensation	5,259,880	5,226,379
Accumulated deficit	(36,965,118)	(35,335,315)

Total Shareholders' Equity	9,630,818	8,005,279

Total Liabilities and Shareholders' Equity	$10,354,493	$10,385,927

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Consolidated Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars )

	Three Months Ended
	December 31,	December 31,
	2015	2014

Revenues:
Contract services revenue	$32,000	$60,000
Product sales	456,160	152,661

	488,160	212,661

Expenses:
Costs of sales and contract services	312,063	95,925
Costs of aquaculture	84,913	81,176
Research and development	288,849	418,821
General and administration	1,109,689	942,153

	1,795,514	1,538,075

Other Income (Loss)
Foreign exchange gain (loss)	(109,128)	(161,112)
Gain (loss) in fair value of warrant liability	(211,956)	139,556
Investment income	5,835	13,293

	(315,249)	(8,263)

Loss Before Income Tax	(1,622,603)	(1,333,677)

Income tax expense	7,200	9,800

Net Loss	$(1,629,803)	$(1,343,477)

Loss per common share - basic and diluted	$(0.19)	$(0.17)

Weighted average number of common shares outstanding:
Basic and diluted	8,373,323	7,946,101

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars )

	Three Months Ended
	December 31,	December 31,
	2015	2014

Cash Flows Used In Operating Activities:
Net loss	$(1,629,803)	$(1,343,477)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	32,386	37,535
Share-based compensation	124,496	86,865
Foreign exchange loss	109,128	161,112
(Gain) loss in fair value of warrant liability	211,956	(139,556)

Changes in working capital items:
Accounts receivable	121,945	8,045
Inventory	29,322	(99,417)
Prepaid expenses	(67,718)	36,469
Accounts payable and accrued liabilities	67,076	(33,120)
Deferred revenue	(173,333)	-

Net cash used in operating activities	(1,174,545)	(1,285,544)

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(175,019)	(38,849)
Purchase of short-term investments	(1,629)	(1,222)
Proceeds on maturities of short-term investments	-	442,911

Net cash provided by (used in) investing activities	(176,648)	402,840

Cash Flows From Financing Activities:
Proceeds from exercise of warrants and options	1,368,260	28,719

Net cash provided by financing activities	1,368,260	28,719

Effect of exchange rate changes on cash and cash equivalents	(85,020)	(153,657)

Net change in cash and cash equivalents	(67,953)	(1,007,642)

Cash and cash equivalents - beginning of period	3,955,503	8,768,459

Cash and cash equivalents - end of period	$3,887,550	$7,760,817

Cash (demand deposits)	$3,887,550	$4,319,406
Cash equivalents	-	3,441,411

Cash and cash equivalents	$3,887,550	$7,760,817

Supplemental disclosure of non-cash transactions (Note 8)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

1.	Nature of Operations

Stellar Biotechnologies, Inc. (the “Company”) is organized under the laws of British Columbia, Canada. The Company’s common shares are listed on the Nasdaq Capital Market under the trading symbol “SBOT” and on the TSX Venture Exchange as a Tier 2 issuer under the trading symbol “KLH.” Prior to listing on Nasdaq effective November 5, 2015, the Company’s common shares were quoted on the U.S. OTCQB Marketplace Exchange under the trading symbol SBOTF.

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

Nature of Operations

The Company’s business is the aquaculture, research and development, manufacture and commercialization of Keyhole Limpet Hemocyanin (“KLH”). The Company markets and distributes its KLH products to biotechnology and pharmaceutical companies, academic institutions, and clinical research organizations primarily in Europe, the United States, and Asia.

Management Plans

For the three months ended December 31, 2015 and 2014, the Company reported net losses of approximately $1.6 million and $1.3 million, respectively. The most significant factor in the fluctuations in net income and losses relates to noncash changes in the fair value of warrant liability, which was a loss of $0.2 million and gain of $0.1 million for the three months ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company had an accumulated deficit of approximately $37.0 million and working capital of approximately $9.0 million.

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The accompanying condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Stellar Biotechnologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for other interim periods or the year ending September 30, 2016. The condensed interim consolidated financial data at September 30, 2015 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, as filed on December 14, 2015 with the SEC.

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

Raw materials include inventory of manufacturing supplies. Work in process includes manufacturing supplies, direct and indirect labor, contracted manufacturing and testing, and allocated manufacturing overhead for inventory in process at the end of the period. Finished goods include products that are complete and available for sale. At December 31, 2015 and September 30, 2015, the Company recorded work in process and finished goods inventory only for those products with recent sales levels to evaluate net realizable value. At September 30, 2014 and prior, the Company recorded inventory only for custom manufacturing of products for specific customers, including manufacturing under supply agreements.

Inventory consisted of the following:

	December 31,	September 30,
	2015	2015

Raw materials	$27,523	$42,549
Work in process	130,402	137,021
Finished goods	370,033	377,710

	$527,958	$557,280

5.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	December 31,	September 30,
	2015	2015

Aquaculture system	$124,529	$124,529
Laboratory facilities	62,033	62,033
Computer and office equipment	78,936	78,936
Tools and equipment	749,394	714,764
Vehicles	10,997	10,997
Leasehold improvements	130,117	123,562
	1,156,006	1,114,821
Less: accumulated depreciation	(675,878)	(643,492)

Depreciable assets, net	480,128	471,329
Construction in progress	165,913	32,079

	$646,041	$503,408

Depreciation expense amounted to $32,386 and $37,535 for the three months ended December 31, 2015 and 2014, respectively.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

6.	Commitments

Operating leases

The Company leases three buildings and facilities used in its operations under sublease agreements with the Oxnard Harbor District. In June 2015, the Company exercised its option to extend these sublease agreements for an additional five-year term beginning in October and November 2015. The Company negotiated an option to extend the leases for two additional five-year terms.

The Company leases facilities used for executive offices and laboratories. The Company must pay a portion of the common area maintenance. In July 2014, the Company exercised its option to extend this lease for a two-year term.

The Company leases undeveloped land in Baja California, Mexico to assess the potential development of an additional aquaculture locale and expansion of production. The lease term is three years from June 2015 with options to extend the lease for 30 years. The Company may terminate early with 30 days’ notice. The first two years of rent under the lease totaling $74,606 were prepaid in June 2015, and are not included in the future minimum lease payments below. The Company has a related agreement with the lessor to collaborate on the design, expansion and development of marine aquaculture resources and KLH production facilities on the leased property. Under that agreement, the Company is responsible for certain leasehold improvements including construction of structures and a power-generating facility, which will be owned by the Company. The Company will reimburse the lessor for local operational support. The collaboration agreement expires in June 2018, unless terminated earlier.

Future minimum lease payments are as follows:

December 31,
2015
For The Year Ending September 30,
2016	$108,000
2017	143,000
2018	106,000
2019	106,000
2020	106,000
Thereafter	6,000

$575,000

Rent expense on these lease agreements amounted to approximately $55,000, and $46,000 for the three months ended December 31, 2015 and 2014, respectively.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

Purchase obligations

The Company has commitments totaling approximately $364,000 at December 31, 2015 for signed agreements with contract research organizations and consultants. The Company also has agreements to pay time and materials to contractors, which are estimated at approximately $13,000 at December 31, 2015. All purchase obligations are expected to be fulfilled within the next 12 months.

Supply agreements

The Company has two commitments under certain supply agreements with customers for fixed prices per gram on a non-exclusive basis except within that customer’s field of use. One amended and restated supply agreement replaced two prior agreements that automatically renewed each year. This agreement is effective March 2015 through March 2020 and is renewable for one-year terms upon written request of the customer. The other customer supply agreement is effective October 2014 through October 2019 and is renewable for one-year terms upon written request of the customer.

Licensing fees

In July 2013, the Company acquired the exclusive, worldwide license to certain patented technology for the development of human immunotherapies against Clostridium difficile infection (“C. diff”). The license agreement required an initial, non-refundable license fee of $25,000, which was paid in fiscal August 2013, and payment of an aggregate of $200,000 in delayed license fees, which were paid in fiscal August 2014. Beginning September 2014, the terms also require a license fee of $20,000 to be paid annually, creditable against royalties due, if any. Royalties are payable for a percentage of related net sales, if any. License fees are also payable for a percentage of related non-royalty sublicensing revenue, if any. No royalties have been incurred to date. The Company also reimbursed patent filing costs of approximately $11,000 and $11,000 in the three months ended December 31, 2015 and 2014, respectively, and will reimburse certain future patent filing, prosecution, and maintenance costs. License fees and patent cost reimbursements have been accounted for as research and development expense in the accompanying condensed interim consolidated statements of operations.

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

The license agreement provides for the Company to pay up to an aggregate of $6,020,000 in milestone payments to the licensor upon achievement of various financing and development targets up to the first regulatory approval. Remaining contingent milestone payments to the licensor totaling $57,025,000 are related to achievement of sales targets. A financing milestone was met during the year ended August 31, 2014, and accordingly, the Company made a milestone payment of $100,000. No other milestones have been met to date and there can be no assurance that any of the remaining milestones will be met in the future.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

Retirement savings plan 401(k) contributions

The Company sponsors a 401(k) retirement savings plan that requires an annual non-elective safe harbor employer contribution of 3% of eligible employee wages. All employees over 21 years of age are eligible beginning the first payroll after 3 consecutive months of employment. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were approximately $17,000 and $20,000 for the three months ended December 31, 2015 and 2014, respectively.

Related party commitments

Patent royalty agreement

On August 14, 2002, through its California subsidiary, the Company entered into an agreement with a director and officer of the Company, whereby he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually. The Company’s current operations utilize this invention. There was no royalty expense incurred during the three months ended December 31, 2015 and 2014.

Collaboration agreement

In December 2013, the Company entered into a collaboration agreement with a privately-held Taiwanese biopharmaceuticals manufacturer which expired in December 2015. Under the terms of the agreement, the Company was responsible for the production and delivery of GMP grade KLH for evaluation as a carrier molecule in the collaboration partner’s potential manufacture of OBI-822 active immunotherapy. The Company was also responsible for method development, product formulation, and process qualification for certain KLH reference standards. The collaboration partner was responsible for development objectives and product specifications. The agreement provided for the collaboration partner to pay fees for certain expenses and costs associated with the collaboration. Subject to certain conditions and timing, the collaboration also provided for the parties to negotiate a commercial supply agreement for Stellar KLH™ in the future. However, there can be no assurance that any such negotiations will lead to successful execution of any further agreements related to this collaboration.

The privately-held Taiwanese biopharmaceuticals manufacturer is a beneficial owner of over 5% of the Company’s common shares. In addition, a member of the Company’s Board of Directors currently serves as General Manager and chair of its board of directors.

7.	Share Capital

On September 2, 2015, the Company effected a share consolidation (reverse split) of the Company's common shares at a ratio of 1-for-10. As a result of the reverse split, every ten shares of the issued and outstanding common shares, without par value, consolidated into one newly-issued outstanding common share, without par value. Each fractional share remaining after the reverse split that was less than one-half of a share was cancelled and each fractional share that was at least one-half of a share was changed to one whole share. The reverse split reduced the number of common shares outstanding from 79,847,550 to 7,984,758 after fractional share rounding. The number of warrants, broker units, and options were proportionately adjusted by the split ratio and the exercise prices correspondingly increased by the same split ratio. All shares and exercise prices are presented on a post-split basis in these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The Company had the following transactions in share capital:

	Three Months Ended
	December 31,	December 31,
	2015	2014

Number of common shares issued	464,000	12,680

Proceeds from exercise of warrants	$1,368,260	$938
Transfer to common shares on exercise of warrants	1,853,581	426
Proceeds from exercise of options	-	27,781
Transfer to common shares on exercise of options	-	27,619
Share-based compensation	124,496	86,865

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

At December 31, 2015, there are 383,838 performance shares reserved for issuance.

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

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance - September 30, 2015	1,022,761	CDN$12.12

Granted	40,000	CDN$4.00
Exercised	(424,000)	CDN$4.00
Expired	(40,000)	CDN$4.00

Balance - December 31, 2015	598,761	$13.33

As a result of the exercise and expiration of warrants in the quarter ended December 31, 2015, there are no outstanding warrants with exercise prices denominated in Canadian dollars.

The weighted average contractual life remaining on the outstanding warrants at December 31, 2015 is 8.4 months.

The following table summarizes information about the outstanding warrants at December 31, 2015:

Exercise Price	Number of Warrants	Expiry Date

$13.50	470,190	September 9, 2016
$10.50	20,000	September 9, 2016	Broker warrants
$13.50	95,238	September 20, 2016
$10.50	13,333	September 20, 2016	Broker warrants

	598,761

Warrant liability

All warrants with exercise prices denominated in Canadian dollars were exercised or expired. Therefore there is no outstanding warrant liability at December 31, 2015.

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

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The fair value of warrants exercised was determined using the Black-Scholes option valuation model, using the following weighted average assumptions:

	Three Months Ended
	December 31,	December 31,
	2015	2014
Risk free interest rate	0.48%	1.12%
Expected life (years)	0.04	0.01
Expected share price volatility	92%	97%

The fair value of warrants granted was determined using the Black-Scholes option valuation model, using the following weighted average assumptions:

Three Months
Ended
December 31,
2015
Risk free interest rate	0.52%
Expected life (years)	0.01
Expected share price volatility	91%
Expected dividend yield	0%

There were no warrants granted during the three months ended December 31, 2014.

Broker units

The Company granted broker units as finders’ fees in conjunction with equity offerings in prior years. Broker units are fully vested when granted and allow the holders to purchase equity units. Each unit consists of one common share and one warrant to purchase a common share.

A summary of broker units activity is as follows:

	Number of Units	Weighted Average Exercise Price

Balance - September 30, 2015	46,600	CDN$2.50

Exercised	(40,000)	CDN$2.50

Balance - December 31, 2015	6,600	CDN$2.50

The weighted average contractual life remaining on the outstanding broker units is 4 days.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The following table summarizes information about the outstanding broker units at December 31, 2015:

Exercise Price	Number of Units	Expiry Date

CDN$2.50	6,600	January 4, 2016 *

	6,600

*Subsequently expired without being exercised.

There were no broker units granted during the three months ended December 31, 2015 and 2014.

Options

The Company has a fixed share option plan adopted in 2013 (the “Plan”) administered by the Board of Directors, which has the discretion to grant up to an aggregate of 1,000,000 options. The exercise price of an option is set at the closing price of the Company’s common shares on the date of grant. Share options granted to directors, officers, employees and consultants are subject to the following vesting schedule:

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

Options have been granted under the Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options	Weighted Average Exercise Price

Balance - September 30, 2015	557,638	CDN$6.93

Granted	47,700	$7.24
Expired	(6,667)	$18.30
Expired	(41,501)	CDN$5.38

Balance - December 31, 2015	557,170	CDN$7.18

The weighted average contractual life remaining on the outstanding options is 3.2 years.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The following table summarizes information about the options under the Plan outstanding and exercisable at December 31, 2015:

Number of Options	Exercisable at December 31, 2015	Range of exercise prices	Expiry Dates
292,110	292,110	CDN$0.01 - 5.00	Apr 2017-Dec 2019
146,360	143,027	CDN$5.01 - 10.00	Oct 2017-Jun 2022
47,700	15,900	$5.01 - 10.00	Dec 2022
21,500	17,667	CDN$15.01 - 20.00	Nov 2018-Nov 2021
49,500	49,500	$15.01 - 20.00	Nov 2020

557,170	518,204

The estimated fair value of the share options granted during the three months ended December 31, 2015 and 2014 was determined using a Black-Scholes option valuation model with the following weighted average assumptions.

	Three Months Ended
	December 31,	December 31,
	2015	2014
Risk free interest rate	1.05%	1.71%
Expected life (years)	7	7
Expected share price volatility	108%	116%
Expected dividend yield	0%	0%

The weighted average fair value of share options awarded during the three months ended December 31, 2015 and 2014 was CDN$9.42 and CDN$13.43, respectively.

As of December 31, 2015, the Company had approximately $219,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 1.5 years.

The intrinsic value of the options exercised during the three months ended December 31, 2014 was CDN$11.50. There were no options exercised during the three months ended December 31, 2015. The intrinsic value of the vested options at December 31, 2015 was $3.89.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

8.	Supplemental Disclosure of Cash Flow and Non-Cash Transactions

Supplemental disclosure of cash flow information follows:

	Three Months Ended
	December 31,	December 31,
	2015	2014

Cash paid during the period for taxes	$7,200	$9,800

Supplemental disclosure of noncash financing and investing activities follows:

	Three Months Ended
	December 31,	December 31,
	2015	2014

Transfer to common shares on exercise of warrants	$1,853,581	$426
Transfer to common shares on exercise of options	-	27,619

9.	Fair Value of Financial Instruments

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

The Company records its short-term investments in mutual fund debt securities at fair value using Level 1 inputs in the fair value hierarchy. The Company records its warrant liability at fair value using Level 2 inputs using the Black-Scholes option valuation model and assumptions disclosed in Note 7.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The following table summarizes fair values for those assets and liabilities with fair value measured on a recurring basis:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2015
Assets
Short-term investments in mutual fund debt securities	$5,016,800	$-	$-	$5,016,800

September 30, 2015
Assets
Short-term investments in mutual fund debt securities	$5,015,171	$-	$-	$5,015,171
Liabilities
Warrant liability, current portion	-	1,550,630	-	1,550,630

10.	Concentrations of Credit Risk

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

The Company had the following concentrations of revenues by customers:

	Three Months Ended
	December 31,	December 31,
	2015	2014

Product sales and contract services revenue	85% from 3 customers	71% from 2 customers

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The Company had the following concentrations of revenues by geographic areas:

	Three Months Ended
	December 31,	December 31,
	2015	2014

Europe	37%	54%
Asia	61%	31%
U.S.	2%	15%

The Company had the following concentrations of accounts receivable:

Three Months
	Ended	Year Ended
	December 31,	September 30,
	2015	2015

Accounts receivable	86% from 2 customers	91% from 2 customers

13.	Reclassifications

Certain reclassifications have been made to the prior period to conform with the current period’s presentation. These include the Company’s reclassification of a mutual fund investing in short-term debt securities from cash equivalents to short-term investments and reclassification of costs related to aquaculture to present such costs separately from costs of sales and contract services. There was no impact on total assets, total shareholders’ equity, accumulated deficit, total expenses or net income (loss) resulting from these reclassifications. The statement of cash flows reflects the mutual fund activity as cash flows from investing activities rather than changes in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of December 31, 2015 and our audited consolidated financial statements for the year ended September 30, 2015 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 14, 2015.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended September 30, 2015 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of December 31, 2015 and September 30, 2015, and for the three months ended December 31, 2015 and 2014 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Uplisting to The Nasdaq Capital Market

Our common shares began trading on The Nasdaq Capital Market under the symbol “SBOT” on November 5, 2015.

Change in Fiscal Year End

On June 3, 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year end from August 31 to September 30 of each year, with effect from September 1, 2014. As a result, the Company had a one-month transition period from September 1, 2014 to September 30, 2014 (“Transition Period”), the results of which were initially included in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2015. The audited financial statements for the Transition Period are included in our Form 10-K for the fiscal year ended September 30, 2015, as filed with the SEC on December 14, 2015.

Significant Accounting Policies and Estimates

For a discussion of our significant accounting policies and estimates, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the SEC on December 14, 2015. There are no material changes in our significant accounting policies and estimates from the disclosure provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Results of Operations

Comparison of Three Months Ended December 31, 2015 and 2014

Our net loss was $1,629,803, or $0.19 loss per basic share, for the three months ended December 31, 2015 compared to $1,343,477, or $0.17 loss per basic share, for the three months ended December 31, 2014. The increase in net loss was primarily due to fluctuations in noncash gain/loss in fair value of warrant liability.

Total revenues were $488,160 and $212,661 for the three months ended December 31, 2015 and 2014, respectively. Our product sales were $456,160 and $152,661 for the three months ended December 31, 2015 and 2014, respectively. The increase was due to an increase in customers and greater product sales volume including sales under supply agreements and custom manufactured products. Contract services revenue was $32,000 and $60,000 for the three months ended December 31, 2015 and 2014, respectively. The decrease was due to the expiration of a collaboration agreement mid-December 2015 and completion of services related to a supply agreement in December 2014.

Total expenses were $1,795,514 and $1,538,075 for the three months ended December 31, 2015 and 2014, respectively. Costs of sales and contract services were $312,063 and $95,925 for the three months ended December 31, 2015 and 2014, respectively. The increase was consistent with increased sales and contract services revenue. Our research and development expenses were $288,849 and $418,821 for the three months ended December 31, 2015 and 2014, respectively. The decrease was a result of the continued realignment of our focus from internal research and process development to manufacturing our Stellar KLH™ products in response to increased customer demand. Our general and administration expenses were $1,109,689 and $942,153 for the three months ended December 31, 2015 and 2014, respectively. The increase resulted from a combination of increased corporate expenses, including our Nasdaq listing fees; compensation increases; increased share based compensation, which is affected by the timing of option grants and assumptions used in the valuation model; and increased investor relations activity; offset by a reduction in business development travel.

Other income (loss) was an overall loss of $315,249 and a loss of $8,263 for the three months ended December 31, 2015 and 2014, respectively. The increased loss resulted primarily from the noncash gain/loss in fair value of warrant liability, which fluctuated to a loss of $211,956 for the three months ended December 31, 2015 from a gain of $139,556 in the prior period. These fair value gains and losses occur in inverse relation to changes in our share price that affect the valuation model. This increase was partially offset by a decrease in foreign exchange loss to $109,128 for the three months ended December 31, 2015, as compared to $161,112 for the prior period due primarily to changes in exchange rates for our Canadian cash and cash equivalents compared to the end of the prior quarters. The portion of foreign exchange loss realized in cash was $11,462 and $1,843 for the three months ended December 31, 2015 and 2014, respectively.

Capital Expenditures

Our capital expenditures, which primarily consist of scientific, manufacturing, and aquaculture equipment, and facility leasehold improvements for the three months ended December 31, 2015 and 2014 are as follows:

	Three Months Ended
	December 31,	December 31,
Assets Acquired	2015	2014

Property, plant and equipment	$41,185	$38,849
Construction in progress	133,834	-

Liquidity and Capital Resources

Our working capital position at December 31, 2015 was $8,968,877, including cash and cash equivalents of $3,887,550 and short-term investments of $5,016,800. Management believes the current working capital is sufficient to meet our present requirements, including all contractual obligations and anticipated research and development expenditures for at least the next 12 months. We expect to finance our future expenditures and obligations through revenues from product sales, contract services income, grant revenues, and sales of common shares. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our business plan and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

Three Months Ended December 31, 2015

Our working capital was $8,968,877 as of December 31, 2015, compared to working capital of $7,485,971 as of September 30, 2015. Working capital was reduced by the noncash current portion of our warrant liability in the amount of $1,550,630 at September 30, 2015. Because all warrants with Canadian dollar exercise prices have been exercised or expired, there was no warrant liability at December 31. 2015.

Our cash and cash equivalents totaled $3,887,550 at December 31, 2015, compared to cash and cash equivalents of $3,955,503 at September 30, 2015, which represented a decrease of $67,953. Our short-term investments totaled $5,016,800 at December 31, 2015, compared to short-term investments of $5,015,171 at September 30, 2015, which represented an increase of $1,629 over the three month period.

During the three months ended December 31, 2015, operating activities used cash of $1,174,545. Items not affecting cash included: depreciation and amortization of $32,386; share-based compensation related to the issuance and vesting of stock options of $124,496; unrealized foreign exchange loss of $109,128; and loss in fair value of warrant liability of $211,956 due to the adjustment to the fair value of warrants previously issued. Changes in noncash working capital items include a decrease in accounts receivable of $121,945; decrease in inventory of $29,322; increase in prepaid expenses of $67,718; increase in accounts payable and accrued liabilities of $67,076; and decrease in deferred revenue of $173,333.

Investing activities used cash of $176,648. The acquisition of property, plant and equipment used cash of $175,019 related to improvements in manufacturing and aquaculture facilities. Purchase of short-term investments used cash of $1,629. The effect of fluctuations in exchange rates on cash and cash equivalents was a reduction of $85,020 due to a decline in the Canadian dollar relative to the U.S. dollar.

Financing activities provided cash of $1,368,260 related to proceeds from the exercise of warrants, broker units and options. As a result of such exercises, 464,000 common shares were issued during the period.

Three Months Ended December 31, 2014

Our working capital was $9,064,895 as of December 31, 2014, as compared to working capital of $13,751,301 as of September 30, 2014. Working capital was reduced by the noncash current portion of our warrant liability in the amount of $3,318,103 and $460 at December 31, 2014 and September 30, 2014, respectively.

Our cash and cash equivalents totaled $7,760,817 at December 31, 2014, compared to cash and cash equivalents of $8,768,459 at September 30, 2014, which represented a decrease of $1,007,642. Our short-term investments totaled $5,002,716 at December 31, 2014, as compared to short-term investments of $5,450,126 at September 30, 2014, which represented a decrease of $447,410 over the three month period.

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

Investing activities provided cash of $402,840. The acquisition of property, plant and equipment used cash of $38,849. Purchase of short-term investments used cash of $1,222. Proceeds on maturities of short-term investments provided cash of $442,911. The effect of exchange rate changes on cash and cash equivalents was a reduction of $153,657 due to a decline in Canadian dollars relative to U.S. dollars.

Financing activities provided cash of $28,719 related to proceeds from the exercise of warrants, broker units and options. As a result of such exercises, 12,680 common shares were issued during the period.

Geographic Concentrations

The geographic markets of our customers are principally Europe, the United States and Asia. We had the following concentrations of revenues by geographic areas:

	Three Months Ended
	December 31,	December 31,
	2015	2014

Europe	37%	54%
Asia	61%	31%
U.S.	2%	15%

The increase in revenues from Asia for the three months ended December 31, 2015 is due to sales of custom manufactured products for an Asian customer.

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

The following table includes our research and development costs for each of the three months ended December 31, 2015 and 2014:

	Three Months Ended
	December 31,	December 31,
	2015	2014

Research and development expense	$288,849	$418,821

Disclosure of Contractual Obligations

We lease three buildings and facilities used in our operations under sublease agreements with the Oxnard Harbor District. In June 2015, we exercised our option to extend these sublease agreements for an additional five-year term beginning in October and November 2015. We negotiated an option to extend the leases for two additional five-year terms.

We lease facilities used for executive offices and laboratories, and we must pay a portion of the common area maintenance. In July 2014, we exercised our option to extend this lease for a two-year term.

We lease undeveloped land in Baja California, Mexico to assess the potential development of an additional aquaculture locale and expansion of production. The lease term is three years beginning June 2015, with an option to extend for 30 years if we proceed with site development. We may terminate the lease early upon 30 days’ notice. Under a related collaboration agreement, we are responsible for certain improvements to the leased undeveloped land, and for reimbursement to the lessor for local operational support. The collaboration agreement expires in June 2018, unless terminated earlier.

We have purchase commitments for contract research organizations, consultants and contractors.

There have been no material changes in our contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the SEC on December 14, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to financial market risks associated with foreign exchange rates, concentration of credit, and liquidity. In accordance with our policies, we manage our exposure to various market-based risks and where material, these risks are reviewed and monitored by our Board of Directors. For a discussion of our market risk exposure, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the SEC on December 14, 2015. There are no material changes in market risk during the period covered by this Quarterly Report compared with the disclosure provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of December 31, 2015, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the SEC on December 14, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 22, 2015, a holder exercised 40,000 broker units at an exercise price of CDN$2.50 and the Company received an aggregate of $77,077. Each broker unit consisted of one common share and one warrant to purchase a common share. Accordingly, the Company issued 40,000 common shares and 40,000 warrants with an exercise price of CDN$4.00. The broker units were granted as finder’s fees in accordance with an option agreement entered into on October 25, 2012 concurrent with the closing of a private placement. The warrants were not exercised and expired on October 25, 2015.

The issuance of the Company’s common shares and warrants in connection with the exercise of previously-issued broker units were completed in a private transaction by the Company not involving any public offering pursuant to Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Act”). The holders may not resell the shares and warrants unless such shares and warrants are registered or an exemption from registration is available.

During the three months ended December 31, 2015, warrant holders exercised warrants to purchase 424,000 common shares of the Company, at an exercise price of CDN$4.00. The Company received an aggregate of $1,291,183 as consideration for the exercise of the previously-issued warrants.

The issuance of the Company’s common shares in connection with the exercise of previously-issued warrants were completed in a private transaction by the Company not involving any public offering pursuant to Section 4(a)(2) and Rule 506 of Regulation D of the Act. The holders may not resell the shares unless such shares are registered or an exemption from registration is available.

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

Date: February 8, 2016	STELLAR BIOTECHNOLOGIES, INC.

/s/ Kathi Niffenegger
Kathi Niffenegger Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

