Form 10-Q
period 2016-03-31
Stellar Biotechnologies, Inc.
filed 2016-05-09
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016, the registrant had 8,448,758 common shares issued and outstanding.

Stellar Biotechnologies, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2016

PART I — FINANCIAL INFORMATION

SPECIAL NOTE

All share numbers and share prices presented in this Quarterly Report on Form 10-Q have been adjusted to reflect the 1-for-10 reverse share split of Stellar Biotechnologies, Inc.’s common shares effected on September 2, 2015.

Item 1. Financial Statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited)

(Expressed in U.S. Dollars )

	March 31,	September 30,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$5,961,727	$3,955,503
Accounts receivable	10,436	157,597
Short-term investments	1,999,162	5,015,171
Inventory	543,463	557,280
Prepaid expenses	200,692	181,068

Total current assets	8,715,480	9,866,619

Noncurrent assets:

Property, plant and equipment, net	697,918	503,408
Deposits	15,340	15,900

Total noncurrent assets	713,258	519,308

Total Assets	$9,428,738	$10,385,927

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable and accrued liabilities	$442,764	$656,685
Deferred revenue	173,333	173,333
Warrant liability	-	1,550,630

Total Current Liabilities	616,097	2,380,648

Commitments (Note 7)

Shareholders' equity:
Common shares, unlimited common shares authorized,
no par value, 8,448,758 and 7,984,758 issued and
outstanding at March 31, 2016 and September 30,
2015, respectively	41,336,056	38,114,215
Accumulated share-based compensation	5,302,713	5,226,379
Accumulated deficit	(37,826,128)	(35,335,315)

Total Shareholders' Equity	8,812,641	8,005,279
Total Liabilities and Shareholders' Equity	$9,428,738	$10,385,927

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars )

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015

Revenues:
Product sales	$326,335	$142,627	$782,495	$295,288
Contract services revenue	-	45,000	32,000	105,000

	326,335	187,627	814,495	400,288

Expenses:
Costs of sales and contract services	268,901	243,115	580,964	339,040
Costs of aquaculture	79,249	66,881	164,162	148,057
Research and development	309,062	281,584	597,911	700,405
General and administration	765,066	785,681	1,874,755	1,727,834

	1,422,278	1,377,261	3,217,792	2,915,336

Other Income (Loss)
Foreign exchange gain (loss)	226,764	(307,546)	117,636	(468,658)
Gain (loss) in fair value of warrant liability	-	1,061,776	(211,956)	1,201,332
Investment income	8,169	18,240	14,004	31,533

	234,933	772,470	(80,316)	764,207

Loss Before Income Tax	(861,010)	(417,164)	(2,483,613)	(1,750,841)

Income tax expense	-	9,000	7,200	18,800

Net Loss	$(861,010)	$(426,164)	$(2,490,813)	$(1,769,641)

Loss per common share - basic and diluted	$(0.10)	$(0.05)	$(0.30)	$(0.22)
Weighted average number of common shares outstanding:
Basic and diluted	8,448,758	7,954,665	8,410,835	7,950,336

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars )

	Six Months Ended
	March 31,	March 31,
	2016	2015

Cash Flows Used In Operating Activities:
Net loss	$(2,490,813)	$(1,769,641)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	68,732	77,602
Share-based compensation	167,329	198,927
Foreign exchange (gain) loss	(117,636)	468,658
(Gain) loss in fair value of warrant liability	211,956	(1,201,332)

Changes in working capital items:
Accounts receivable	147,209	26,867
Inventory	13,817	(100,260)
Prepaid expenses	(34,907)	(27,037)
Deposits	560	-
Accounts payable and accrued liabilities	(213,773)	(168,575)
Deferred revenue	-	(86,667)

Net cash used in operating activities	(2,247,526)	(2,581,458)

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(263,242)	(57,694)
Purchase of short-term investments	(2,005,818)	(7,039)
Proceeds on sales and maturities of short-term investments	5,021,827	424,813

Net cash provided by investing activities	2,752,767	360,080

Cash Flows From Financing Activities:
Proceeds from exercise of warrants and options	1,368,260	28,719

Net cash provided by financing activities	1,368,260	28,719

Effect of exchange rate changes on cash and cash equivalents	132,723	(438,778)

Net change in cash and cash equivalents	2,006,224	(2,631,437)
Cash and cash equivalents - beginning of period	3,955,503	8,768,459
Cash and cash equivalents - end of period	$5,961,727	$6,137,022

Cash (demand deposits)	$5,961,727	$6,028,482
Cash equivalents	-	108,540

Cash and cash equivalents	$5,961,727	$6,137,022

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

1.	Nature of Operations

Stellar Biotechnologies, Inc. (the “Company”) is organized under the laws of British Columbia, Canada. The Company’s common shares are listed on the Nasdaq Capital Market under the trading symbol “SBOT.” Prior to listing on Nasdaq effective November 5, 2015, the Company’s common shares were quoted in the United States on the U.S. OTCQB Marketplace Exchange under the trading symbol “SBOTF.” The Company’s common shares were previously listed in Canada on the TSX Venture Exchange as a Tier 2 issuer under the trading symbol “KLH.” The Company voluntarily delisted from the TSX Venture Exchange effective close of business April 8, 2016.

In April 2010, the Company changed its name from CAG Capital, Inc. to Stellar Biotechnologies, Inc. and completed a reverse merger transaction with Stellar Biotechnologies, Inc., a California corporation, which was founded in September 1999, and remains the Company’s wholly-owned subsidiary and principal operating entity. The Company’s executive offices are located at 332 E. Scott Street, Port Hueneme, California, 93041, USA, and its registered and records office is Royal Centre, 1055 West Georgia Street, Suite 1500, Vancouver, BC, V6E 4N7, Canada.

Nature of Operations

The Company’s business is the aquaculture, research and development, manufacture and commercialization of Keyhole Limpet Hemocyanin (“KLH”). The Company markets and distributes its KLH products to biotechnology and pharmaceutical companies, academic institutions, and clinical research organizations primarily in Europe, the United States, and Asia.

Management Plans

For the six months ended March 31, 2016 and 2015, the Company reported net losses of approximately $2.4 million and $1.8 million, respectively. The most significant factor in the fluctuations in net income and losses relates to noncash changes in the fair value of warrant liability, which was a loss of $0.2 million and gain of $1.2 million for the six months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company had an accumulated deficit of approximately $37.8 million and working capital of approximately $8.2 million.

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

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The accompanying condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Stellar Biotechnologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for other interim periods or the year ending September 30, 2016. The condensed interim consolidated financial data at September 30, 2015 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, as filed on December 14, 2015 with the SEC.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

3.	Significant Accounting Policies

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by ASU 2015-14 to defer the effective date. ASU 2014-09 creates a new topic in the Accounting Standards Codification (“ASC”) Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early application is only permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not yet determined the impact of ASU 2014-09 on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 provides guidance on determining management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The guidance in ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years with early application permitted. The Company has not yet determined the impact of ASU 2014-15 on its consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 indicates that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU does not apply to inventory measured using LIFO or the retail inventory method. It does apply to all other inventory, including inventory measured using FIFO or average cost. The guidance in ASU 2015-11 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within those years. The provisions should be applied prospectively with early application permitted as of the beginning of an interim or annual reporting period. The Company has not yet determined the impact of ASU 2015-11 on its consolidated financial statements.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, ASU 2016-01 clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. The Company has not yet determined the impact of ASU 2016-01 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities on the balance sheet arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years, with early adoption permitted. The Company has not yet determined the impact of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is part of the FASB's Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amended guidance is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. The Company has not yet determined the impact of ASU 2016-09 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

4.	Investments

Short-term investments consisted of the following:

	March 31,	September 30,
	2016	2015

US Treasury Bills	$1,999,162	$-
Mutual fund debt securities		5,015,171

	$1,999,162	$5,015,171

US Treasury Bills are carried at amortized cost which approximates fair value and classified as held-to-maturity investments. Mutual fund debt securities are carried at fair value using level 1 inputs.

5.	Inventory

Raw materials include inventory of manufacturing supplies. Work in process includes manufacturing supplies, direct and indirect labor, contracted manufacturing and testing, and allocated manufacturing overhead for inventory in process at the end of the period. Finished goods include products that are complete and available for sale. At March 31, 2016 and September 30, 2015, the Company recorded work in process and finished goods inventory only for those products with recent sales levels to evaluate net realizable value.

Inventory consisted of the following:

	March 31,	September 30,
	2016	2015

Raw materials	$34,141	$42,549
Work in process	205,233	137,021
Finished goods	304,089	377,710

	$543,463	$557,280

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

6.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	March 31,	September 30,
	2016	2015

Aquaculture system	$126,257	$124,529
Laboratory facilities	62,033	62,033
Computer and office equipment	88,860	78,936
Tools and equipment	768,782	714,764
Vehicles	10,997	10,997
Leasehold improvements	210,066	123,562
	1,266,995	1,114,821
Less: accumulated depreciation	(712,224)	(643,492)

Depreciable assets, net	554,771	471,329
Construction in progress	143,147	32,079

	$697,918	$503,408

Depreciation expense amounted to $68,732 and $77,602 for the six months ended March 31, 2016 and 2015, respectively.

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

Future minimum lease payments are as follows:

March 31,
2016
For The Year Ending September 30,
2016	$70,000
2017	143,000
2018	106,000
2019	106,000
2020	106,000
Thereafter	6,000

$537,000

Rent expense on these lease agreements amounted to approximately $116,000, and $91,000 for the six months ended March 31, 2016 and 2015, respectively.

Purchase obligations

The Company has commitments totaling approximately $381,000 at March 31, 2016 for signed agreements with contract research organizations and consultants. The Company also has agreements to pay time and materials to contractors, which are estimated at approximately $5,000 at March 31, 2016. All purchase obligations are expected to be fulfilled within the next 12 months.

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

Licensing fees

In July 2013, the Company acquired the exclusive, worldwide license to certain patented technology for the development of human immunotherapies against Clostridium difficile infection (“C. diff”). The license agreement required an initial, non-refundable license fee of $25,000, which was paid in fiscal August 2013, and payment of an aggregate of $200,000 in delayed license fees, which were paid in fiscal August 2014. Beginning September 2014, the terms also require a license fee of $20,000 to be paid annually, creditable against royalties due, if any. Royalties are payable for a percentage of related net sales, if any. License fees are also payable for a percentage of related non-royalty sublicensing revenue, if any. No royalties have been incurred to date. The Company also reimbursed patent filing costs of approximately $11,000 and $30,000 in the six months ended March 31, 2016 and 2015, respectively, and will reimburse certain future patent filing, prosecution, and maintenance costs. License fees and patent cost reimbursements have been accounted for as research and development expense in the accompanying condensed interim consolidated statements of operations.

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

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

Retirement savings plan 401(k) contributions

The Company sponsors a 401(k) retirement savings plan that requires an annual non-elective safe harbor employer contribution of 3% of eligible employee wages. All employees over 21 years of age are eligible beginning the first payroll after 3 consecutive months of employment. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were approximately $32,000 and $33,000 for the six months ended March 31, 2016 and 2015, respectively.

Related party commitments

Patent royalty agreement

On August 14, 2002, through its California subsidiary, the Company entered into an agreement with a director and officer of the Company, whereby he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually. The Company’s current operations utilize this invention. Royalty expense incurred during the six months ended March 31, 2016 was approximately $13,000. There was no royalty expense incurred during the six months ended March 31, 2015.

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

The privately-held Taiwanese biopharmaceuticals manufacturer is a beneficial owner of over 5% of the Company’s common shares. In addition, a member of the Company’s Board of Directors currently serves as the manufacturer’s general manager and chair of its board of directors.

8.	Share Capital

On September 2, 2015, the Company effected a share consolidation (reverse split) of the Company's common shares at a ratio of 1-for-10. As a result of the reverse split, every ten shares of the issued and outstanding common shares, without par value, consolidated into one newly-issued outstanding common share, without par value. Each fractional share remaining after the reverse split that was less than one-half of a share was cancelled and each fractional share that was at least one-half of a share was changed to one whole share. The reverse split reduced the number of common shares outstanding from 79,847,550 to 7,984,758 after fractional share rounding. The number of warrants, broker units, and options were proportionately adjusted by the split ratio and the exercise prices correspondingly increased by the same split ratio. All historical shares and exercise prices are presented on a post-split basis in these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The Company had the following transactions in share capital:

	Six Months Ended
	March 31	March 31
	2016	2015

Number of common shares issued	464,000	12,680

Proceeds from exercise of warrants	$1,368,260	$938
Transfer to common shares on exercise of warrants	1,853,581	426
Proceeds from exercise of options	-	27,781
Transfer to common shares on exercise of options	-	27,619
Share-based compensation	167,329	198,927

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

At March 31, 2016, there are 383,838 performance shares reserved for issuance.

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

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance - September 30, 2015	1,022,761	CDN $12.12

Granted	40,000	CDN $ 4.00
Exercised	(424,000)	CDN $ 4.00
Expired	(40,000)	CDN $ 4.00

Balance - March 31, 2016	598,761	$13.33

As a result of the exercise and expiration of warrants in the quarter ended December 31, 2015, there are no outstanding warrants with exercise prices denominated in Canadian dollars at March 31, 2016.

The weighted average contractual life remaining on the outstanding warrants at March 31, 2016 is 5.4 months.

The following table summarizes information about the outstanding warrants at March 31, 2016:

Exercise Price	Number of Warrants	Expiry Date

$13.50	470,190	September 9, 2016
$10.50	20,000	September 9, 2016	Broker warrants
$13.50	95,238	September 20, 2016
$10.50	13,333	September 20, 2016	Broker warrants

	598,761

Warrant liability

All warrants with exercise prices denominated in Canadian dollars were exercised or expired. Therefore there is no outstanding warrant liability at March 31, 2016.

Equity offerings conducted by the Company in prior years included the issuance of warrants with exercise prices denominated in Canadian dollars. The Company’s functional currency is the U.S. dollar. As a result of having exercise prices denominated in other than the Company’s functional currency, these warrants met the definition of derivatives and were therefore classified as derivative liabilities measured at fair value with adjustments to fair value recognized through the consolidated statements of operations. As these warrants were exercised, the fair value of the recorded warrant liability on date of exercise was included in common shares along with the proceeds from the exercise. When these warrants expired, the related decrease in warrant liability was recognized in profit or loss, as part of the change in fair value of warrant liability. There was no cash flow impact as a result of this accounting treatment.

The fair value of the warrants was determined using the Black-Scholes option valuation model at the end of each reporting period. Upon exercise of the warrants, the fair value of warrants included in derivative liabilities was reclassified to equity.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The fair value of warrants exercised was determined using the Black-Scholes option valuation model, using the following weighted average assumptions:

	Six Months Ended
	March 31,	March 31,
	2016	2015
Risk free interest rate	0.48%	1.12%
Expected life (years)	0.04	0.01
Expected share price volatility	92%	97%

The fair value of warrants granted was determined using the Black-Scholes option valuation model, using the following weighted average assumptions:

Six Months Ended
March 31,
2016
Risk free interest rate	0.52%
Expected life (years)	0.01
Expected share price volatility	91%
Expected dividend yield	0%

There were no warrants granted during the six months ended March 31, 2015.

Broker units

The Company granted broker units as finders’ fees in conjunction with equity offerings in prior years. Broker units are fully vested when granted and allow the holders to purchase equity units. Each unit consists of one common share and one warrant to purchase a common share.

A summary of broker units activity is as follows:

	Number of Units	Weighted Average Exercise Price

Balance - September 30, 2015	46,600	CDN $ 2.50

Exercised	(40,000)	CDN $ 2.50
Expired	(6,600)	CDN $ 2.50

Balance - March 31, 2016	-	$-

There were no broker units granted during the six months ended March 31, 2016 and 2015.

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

Options have been granted under the Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options	Weighted Average Exercise Price

Balance - September 30, 2015	557,638	CDN $ 6.93

Granted	47,700	$7.24
Expired	(6,667)	$18.30
Expired	(41,501)	CDN $5.38

Balance - March 31, 2016	557,170	CDN $6.99

The weighted average contractual life remaining on the outstanding options is 3 years.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The following table summarizes information about the options under the Plan outstanding and exercisable at March 31, 2016:

Number of Options	Exercisable at March 31, 2016	Range of exercise prices	Expiry Dates
292,110	292,110	CDN$0.01 - 5.00	Apr 2017-Dec 2019
146,360	143,027	CDN$5.01 - 10.00	Oct 2017-Jun 2022
47,700	15,900	$5.01 - 10.00	Dec 2022
21,500	17,667	CDN$15.01 - 20.00	Nov 2018-Nov 2021
49,500	49,500	$15.01 - 20.00	Nov 2020
557,170	518,204

The estimated fair value of the share options granted during the six months ended March 31, 2016 and 2015 was determined using a Black-Scholes option valuation model with the following weighted average assumptions.

	Six Months Ended
	March 31,	March 31,
	2016	2015
Risk free interest rate	1.05%	1.71%
Expected life (years)	7	7
Expected share price volatility	108%	116%
Expected dividend yield	0%	0%

The weighted average fair value of share options awarded during the six months ended March 31, 2016 and 2015 was CDN$9.42 and CDN$13.43, respectively.

As of March 31, 2016, the Company had approximately $162,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 1.25 years.

The intrinsic value of the options exercised during the six months ended March 31, 2015 was CDN$11.50. There were no options exercised during the six months ended March 31, 2016. The intrinsic value of the vested options at March 31, 2016 was CDN$1.78.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

9.	Supplemental Disclosure of Cash Flow and Non-Cash Transactions

Supplemental disclosure of cash flow information follows:

	Six Months Ended
	March 31	March 31
	2016	2015

Cash paid during the period for taxes	$7,200	$18,800

Supplemental disclosure of noncash financing and investing activities follows:

	Six Months Ended
	March 31	March 31
	2016	2015

Transfer to common shares on exercise of warrants	$1,853,581	$426
Transfer to common shares on exercise of options	-	27,619

10.	Fair Value of Financial Instruments

The Company uses the fair value measurement framework for valuing financial assets and liabilities measured on a recurring basis in situations where other accounting pronouncements either permit or require fair value measurements.

Fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying value of certain financial instruments such as accounts receivable, short-term investments in US Treasury Bills, accounts payable, accrued liabilities, and deferred revenue approximates fair value due to the short-term nature of such instruments.

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

The Company records its short-term investments in mutual fund debt securities at fair value using Level 1 inputs in the fair value hierarchy. The Company records its warrant liability at fair value using Level 2 inputs using the Black-Scholes option valuation model and assumptions disclosed in Note 8.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The following table summarizes fair values for those assets and liabilities with fair value measured on a recurring basis. There are no short-term investments in mutual fund debt securities or warrant liability at March 31, 2016.

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

Management’s assessment of the Company’s credit risk for cash and cash equivalents is low as they are held in major financial institutions believed to be credit worthy and US Treasury Bills with an original maturity of 90 days or less. The Company limits its exposure to credit loss for short-term investments by using US Treasury Bills with an original maturity of over 90 days and a mutual fund that invests in high-quality, U.S. dollar-denominated short-term fixed-, floating- and variable-rate debt securities that have received either a minimum short-term rating of at least A-1 (or its equivalent) or a minimum long-term rating of A minus (or its equivalent), by one or more Nationally Recognized Statistical Ratings Organizations, or, if unrated, that are deemed by the fund to be of comparable quality at the time of purchase. Based on credit monitoring and history, the Company considers the risk of credit losses due to customer non-performance on accounts receivable to be low.

The Company had the following concentrations of revenues by customers:

	Six Months Ended
	March 31,	March 31,
	2016	2015

Product sales and contract services revenue	90% from 5 customers	82% from 3 customers

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The Company had the following concentrations of revenues by geographic areas:

	Six Months Ended
	March 31,	March 31,
	2016	2015

Europe	45%	33%
Asia	39%	55%
U.S.	16%	12%

The Company had the following concentrations of accounts receivable:

	Six Months Ended	Year Ended
	March 31,	September 30,
	2016	2015

Accounts receivable	80% from 2 customers	91% from 2 customers

12.	Reclassifications

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of March 31, 2016 and our audited consolidated financial statements for the year ended September 30, 2015 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 14, 2015.

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

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of March 31, 2016 and September 30, 2015, and for the six months ended March 31, 2016 and 2015 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Voluntary Delisting from TSX Venture Exchange

At our request, our common shares were voluntarily delisted from the TSX Venture Exchange (the “TSX-V”) in Canada and were no longer trading on the TSX-V as of the close of business on April 8, 2016.

Significant Accounting Policies and Estimates

For a discussion of our significant accounting policies and estimates, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2015. There are no material changes in our significant accounting policies and estimates from the disclosure provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Results of Operations

Comparison of Six Months Ended March 31, 2016 and 2015

Our net loss was $2,490,813, or $0.30 loss per basic share, for the six months ended March 31, 2016 compared to $1,769,641, or $0.22 loss per basic share, for the six months ended March 31, 2015. The increase in net loss was primarily due to fluctuations in noncash gain/loss in fair value of warrant liability.

Total revenues were $814,495 and $400,228 for the six months ended March 31, 2016 and 2015, respectively. The increase in revenues for the six months ended March 31, 2016 was due to greater product sales volume including sales under supply agreements and custom manufactured products. Our product sales were $782,495 and 295,288 for the six months ended March 31, 2016 and 2015, respectively. Contract services revenue was $32,000 for the six months ended March 31, 2016, as compared to $105,000 in the for the six months ended March 31, 2015. The decrease over the prior period was due to the successful conclusion of a collaboration agreement mid-December 2015 and completion of services related to a supply agreement in December 2014.

Total expenses were $3,217,792 and $2,915,336 for the six months ended March 31, 2016 and 2015, respectively. Costs of sales and contract services were $580,964 and $339,040 for the six months ended March 31, 2016 and 2015, respectively. Our research and development expenses were $597,911 for the six months ended March 31, 2016, as compared to $700,405 for the six months ended March 31, 2015. The decrease over the prior period was a result of the continued realignment of our focus from internal research and process development to manufacturing our Stellar KLH™ products in response to increased customer demand, and was partially offset by increased costs related to our aquaculture feasibility assessment in Baja Mexico. Our administration expenses were $1,874,755 for the six months ended March 31, 2016, as compared to $1,727,834 for the six months ended March 31, 2015. The increase over the prior period resulted from a combination of increased corporate expenses, including our Nasdaq listing fees; compensation increases; and increased investor relations activity; partially offset by a reduction in business development travel and decreased share based compensation, which is affected by the timing of option grants and assumptions used in the valuation model.

Other income (loss) was an overall loss of $80,316 for the six months ended March 31, 2016, as compared to a gain of $764,207 for the six months ended March 31, 2015. The change in the six months ended March 31, 2016 as compared to the prior period resulted primarily from the noncash gain/loss in fair value of warrant liability, which fluctuated to a loss of $211,956 for the six months ended March 31, 2016 from a gain of $1,201,332 in the prior period. These fair value gains and losses occur in inverse relation to changes in our share price that affect the valuation model. This increased loss was partially offset by a foreign exchange gain of $117,636 for the six months ended March 31, 2016, as compared to a foreign exchange loss of $468,658 for the six months ended March 31, 2015. The change was due primarily to favorable exchange rates for our Canadian cash and cash equivalents. The portion of foreign exchange loss realized in cash was $12,141 and $7,968 for the six months ended March 31, 2016 and 2015, respectively.

Comparison of Three Months Ended March 31, 2016 and 2015

Our net loss was $861,010, or $0.10 loss per basic share, for the three months ended March 31, 2016 compared to $426,164, or $0.05 loss per basic share, for the three months ended March 31, 2015. The increase in net loss over the prior period was primarily due to fluctuations in noncash gain/loss in fair value of warrant liability and noncash foreign exchange gain/loss.

Total revenues were $326,335 and $187,627 for the three months ended March 31, 2016 and 2015, respectively. The increase in revenues for the three months ended March 31, 2016 was due to an increase in customers and greater product sales volume including sales under supply agreements. Our product sales were $326,335 and $142,627 for the three months ended March 31, 2016 and 2015, respectively.

Total expenses were $1,422,278 and $1,377,261 for the three months ended March 31, 2016 and 2015, respectively. Costs of sales and contract services were $268,901 and $243,115 for the three months ended March 31, 2016 and 2015, respectively. These costs did not increase as much as revenues because we have indirect manufacturing costs that are incurred regardless of product sales levels. Our research and development expenses were $309,062 for the three months ended March 31, 2016, as compared to $281,584 for the three months ended March 31, 2015. The increase over the prior period was a result of increased costs related to our aquaculture feasibility assessment in Baja Mexico and the completion of contract services under our collaboration agreement, resulting in higher costs incurred by internal research. The increase was partially offset by the continued reassignment of some staff from internal research and process development to manufacturing in response to increased customer demand. Our administration expenses were $765,066 for the three months ended March 31, 2016, as compared to $785,681 for the three months ended March 31, 2015. The decrease over the prior period resulted from decreased corporate expenses and share based compensation.

Other income (loss) was an overall gain of $234,933 for the three months ended March 31, 2016, as compared to a gain of $772,470 for the three months ended March 31, 2015. The decrease in overall gain resulted primarily from the noncash gain/loss in fair value of warrant liability, which had no activity for the three months ended March 31, 2016 from a gain of $1,061,776 in the prior period. These fair value gains and losses occur in inverse relation to changes in our share price that affect the valuation model. This increase was partially offset by a foreign exchange gain of $226,764 for the three months ended March 31, 2016, as compared to a foreign exchange loss of $307,546 for the three months ended March 31, 2015. The change was due primarily to favorable exchange rates for our Canadian cash and cash equivalents. The portion of foreign exchange loss realized in cash was $679 and $6,125 for the three months ended March 31, 2016 and 2015, respectively.

Capital Expenditures

Our capital expenditures, which primarily consist of scientific, manufacturing, and aquaculture equipment, and facility leasehold improvements for the six months ended March 31, 2016 and 2015 are as follows:

	Six Months Ended
	March 31,	March 31,
Assets Acquired	2016	2015

Property, plant and equipment	$152,170	$57,964
Construction in progress	111,068	-

Liquidity and Capital Resources

Our working capital position at March 31, 2016 was $8,099,383, including cash and cash equivalents of $5,961,727 and short-term investments of $1,999,162. Management believes the current working capital is sufficient to meet our present requirements, including all contractual obligations and anticipated research and development expenditures for at least the next 12 months. We expect to finance our future expenditures and obligations through revenues from product sales, contract services income, grant revenues, and sales of common shares. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our business plan and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

Six Months Ended March 31, 2016

Our working capital was $8,099,383 as of March 31, 2016, compared to working capital of $7,485,971 as of September 30, 2015. Working capital was reduced by the noncash current portion of our warrant liability in the amount of $1,550,630 at September 30, 2015. Because all warrants with Canadian dollar exercise prices have been exercised or expired, there was no warrant liability at March 31, 2016.

Our cash and cash equivalents totaled $5,961,727 at March 31, 2016, compared to cash and cash equivalents of $3,955,503 at September 30, 2015, which represented an increase of $2,006,224 over the six month period. Our short-term investments totaled $1,999,162 at March 31, 2016, compared to short-term investments of $5,015,171 at September 30, 2015, which represented a decrease of $3,016,009 over the six month period.

During the six months ended March 31, 2016, operating activities used cash of $2,247,526. Items not affecting cash included: depreciation and amortization of $68,732; share-based compensation related to the issuance and vesting of stock options of $167,329; unrealized foreign exchange gain of $117,636; and loss in fair value of warrant liability of $211,956 due to the adjustment to the fair value of warrants previously issued. Changes in noncash working capital items include a decrease in accounts receivable of $147,209; decrease in inventory of $13,817; increase in prepaid expenses of $34,907; decrease in deposits of $560; and decrease in accounts payable and accrued liabilities of $213,773.

Investing activities provided cash of $2,752,767. The acquisition of property, plant and equipment used cash of $263,242 related to improvements in manufacturing and aquaculture facilities. Purchase of short-term investments in US Treasury Bills used cash of $2,005,818. Sales of short-term investments in mutual fund debt securities provided cash of $5,021,827. The effect of fluctuations in exchange rates on cash and cash equivalents was an increase of $132,723 due to an improvement in the Canadian dollar relative to the U.S. dollar.

Financing activities provided cash of $1,368,260 related to proceeds from the exercise of warrants, broker units and options. As a result of such exercises, 464,000 common shares were issued during the period.

Six Months Ended March 31, 2015

Our working capital was $8,538,408 as of March 31, 2015, as compared to working capital of $13,751,301 as of September 30, 2014. Working capital was reduced by the noncash current portion of our warrant liability in the amount of $2,489,934 and $460 at March 31, 2015 and September 30, 2014, respectively.

Our cash and cash equivalents totaled $6,137,022 at March 31, 2015, compared to cash and cash equivalents of $8,768,459 at September 30, 2014, which represented a decrease of $2,631,437. Our short-term investments totaled $5,008,533 at March 31, 2015, as compared to short-term investments of $5,450,126 at September 30, 2014, which represented a decrease of $441,593 over the six month period.

During the six months ended March 31, 2015, operating activities used cash of $2,581,458. Items not affecting cash included: depreciation and amortization of $77,602; share-based compensation related to the issuance and vesting of stock options of $198,927; unrealized foreign exchange loss of $468,658; and gain in fair value of warrant liability of $1,201,332 due to the adjustment to the fair value of warrants previously issued. Changes in non-cash working capital items include a decrease in accounts receivable of $26,867; increase in inventory related to custom manufacturing orders in process of $100,260; increase in prepaid expenses of $27,037; decrease in accounts payable and accrued liabilities of $168,575; and decrease in deferred revenue of $86,667.

Investing activities provided cash of $360,080. The acquisition of property, plant and equipment used cash of $57,694. Purchase of short-term investments used cash of $7,039. Proceeds on maturities of short-term investments provided cash of $424,813. The effect of exchange rate changes on cash and cash equivalents was a reduction of $438,778 due to a decline in Canadian dollars relative to U.S. dollars.

Financing activities provided cash of $28,719 related to proceeds from the exercise of warrants, broker units and options. As a result of such exercises, 12,680 common shares were issued during the period.

Geographic Concentrations

The geographic markets of our customers are principally Europe, the United States and Asia. We had the following concentrations of revenues by geographic areas:

	Six Months Ended
	March 31,	March 31,
	2016	2015

Europe	45%	33%
Asia	39%	55%
U.S.	16%	12%

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

The following table includes our research and development costs for each of the six months ended March 31, 2016 and 2015:

	Six Months Ended
	March 31,	March 31,
	2016	2015

Research and development expense	$597,911	$700,405

The decrease in research and development expense over the prior period was a result of the continued realignment of our focus from internal research and process development to manufacturing our Stellar KLH™ products in response to increased customer demand, and was partially offset by increased costs related to our aquaculture feasibility assessment in Baja Mexico

Disclosure of Contractual Obligations

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of March 31, 2016, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 9, 2016	STELLAR BIOTECHNOLOGIES, INC.

/s/ Kathi Niffenegger
Kathi Niffenegger Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.