Form 10-Q
period 2016-06-30
Stellar Biotechnologies, Inc.
filed 2016-08-09
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, the registrant had 10,136,258 common shares issued and outstanding.

Stellar Biotechnologies, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited)

(Expressed in U.S. Dollars )

	June 30,	September 30,
	2016	2015

Assets:

Current assets:
Cash and cash equivalents	$4,787,203	$3,955,503
Accounts receivable	9,048	157,597
Short-term investments	1,999,081	5,015,171
Deferred share issuance costs	238,441	-
Inventory	568,698	557,280
Prepaid expenses	123,958	181,068

Total current assets	7,726,429	9,866,619

Noncurrent assets:

Equity investment in joint venture	66,695	-
Property, plant and equipment, net	691,554	503,408
Deposits	15,340	15,900

Total noncurrent assets	773,589	519,308

Total Assets	$8,500,018	$10,385,927

Liabilities and Shareholders' Equity:

Current liabilities:
Accounts payable and accrued liabilities	$665,669	$656,685
Deferred revenue	173,333	173,333
Warrant liability	-	1,550,630

Total Current Liabilities	839,002	2,380,648

Commitments (Note 7)

Shareholders' equity:
Common shares, unlimited common shares authorized,
no par value, 8,448,758 and 7,984,758 issued and
outstanding at June 30, 2016 and September 30,
2015, respectively	41,336,056	38,114,215
Accumulated share-based compensation	5,345,165	5,226,379
Accumulated deficit	(39,020,205)	(35,335,315)

Total Shareholders' Equity	7,661,016	8,005,279

Total Liabilities and Shareholders' Equity	$8,500,018	$10,385,927

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars )

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenues:
Product sales	$181,092	$112,748	$963,587	$408,036
Contract services revenue	-	45,000	32,000	150,000

	181,092	157,748	995,587	558,036

Expenses:
Costs of sales and contract services	119,989	231,999	700,953	571,039
Costs of aquaculture	59,063	53,439	223,225	201,496
Research and development	470,097	129,710	1,068,008	830,115
General and administration	720,421	618,185	2,595,176	2,346,019

	1,369,570	1,033,333	4,587,362	3,948,669

Other Income (Loss)
Foreign exchange gain (loss)	(8,188)	77,468	109,448	(391,190)
Gain (loss) in fair value of warrant liability	-	1,254,029	(211,956)	2,455,361
Investment income	2,589	17,074	16,593	48,607

	(5,599)	1,348,571	(85,915)	2,112,778

Income (Loss) Before Income Tax	(1,194,077)	472,986	(3,677,690)	(1,277,855)

Income tax expense	-	9,000	7,200	27,800

Net Income (Loss)	$(1,194,077)	$463,986	$(3,684,890)	$(1,305,655)

Earnings (loss) per common share - basic	$(0.14)	$0.06	$(0.44)	$(0.16)
Earnings (loss) per common share - diluted	$(0.14)	$0.05	$(0.44)	$(0.16)
Weighted average number of common shares outstanding:
Basic	8,448,758	7,954,665	8,423,429	7,951,779
Diluted	8,448,758	8,502,035	8,423,429	7,951,779

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars )

	Nine Months Ended
	June 30,	June 30,
	2016	2015

Cash Flows Used In Operating Activities:
Net loss	$(3,684,890)	$(1,305,655)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	106,712	119,410
Share-based compensation	209,781	244,781
Foreign exchange (gain) loss	(109,448)	391,190
(Gain) loss in fair value of warrant liability	211,956	(2,455,361)

Changes in working capital items:
Accounts receivable	148,611	(69,242)
Deferred share issuance costs	(232,822)	-
Inventory	(11,418)	(159,476)
Prepaid expenses	38,301	(137,939)
Deposits	560
Accounts payable and accrued liabilities	8,695	(211,667)
Deferred revenue	-	86,666

Net cash used in operating activities	(3,313,962)	(3,497,293)

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(294,858)	(202,997)
Purchase of short-term investments	(6,005,737)	(12,704)
Proceeds on sales and maturities of short-term investments	9,021,827	419,283
Contribution to joint venture	(66,695)	-

Net cash provided by investing activities	2,654,537	203,582

Cash Flows From Financing Activities:
Proceeds from exercise of warrants and options	1,368,260	28,719

Net cash provided by financing activities	1,368,260	28,719

Effect of exchange rate changes on cash and cash equivalents	122,865	(356,207)

Net change in cash and cash equivalents	831,700	(3,621,199)
Cash and cash equivalents - beginning of period	3,955,503	8,768,459
Cash and cash equivalents - end of period	$4,787,203	$5,147,260

Cash (demand deposits)	$1,712,003	$1,902,460
Cash equivalents	3,075,200	3,244,800

Cash and cash equivalents	$4,787,203	$5,147,260

Supplemental disclosure of non-cash transactions (Note 9)

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

Management Plans

For the nine months ended June 30, 2016 and 2015, the Company reported net losses of approximately $3.7 million and $1.3 million, respectively. The most significant factor in the fluctuations in net income and losses relates to noncash changes in the fair value of warrant liability, which was a loss of $0.2 million and gain of $2.5 million for the nine months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the Company had an accumulated deficit of approximately $39 million and working capital of approximately $6.9 million.

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

Reverse Share Split

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

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The accompanying condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Stellar Biotechnologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for other interim periods or the year ending September 30, 2016. The condensed interim consolidated financial data at September 30, 2015 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, as filed on December 14, 2015 with the SEC.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

3.	Significant Accounting Policies

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by ASU 2015-14 to defer the effective date (“ASU 2014-09”). ASU 2014-09 creates a new topic in the Accounting Standards Codification (“ASC”) Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early application is only permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”). The Company has not yet determined the impact of ASU 2014-09 and the new revenue standards on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on determining management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The guidance in ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years with early application permitted. The Company has not yet determined the impact of ASU 2014-15 on its consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 indicates that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU does not apply to inventory measured using LIFO or the retail inventory method. It does apply to all other inventory, including inventory measured using FIFO or average cost. The guidance in ASU 2015-11 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within those years. The provisions should be applied prospectively with early application permitted as of the beginning of an interim or annual reporting period. The Company has not yet determined the impact of ASU 2015-11 on its consolidated financial statements.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, ASU 2016-01 clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. The Company has not yet determined the impact of ASU 2016-01 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities on the balance sheet arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years, with early adoption permitted. The Company has not yet determined the impact of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is part of the FASB's Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amended guidance is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. The Company has not yet determined the impact of ASU 2016-09 on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 (“ASU 2016-11”), which rescinds certain SEC paragraphs from the FASB Accounting Standards Codification in response to SEC staff announcements at the March 3, 2016 Emerging Issues Task Force meeting, and which supersedes certain SEC observer comments on the topics of revenue and expense recognition for freight service in process, accounting for shipping and handling fees and costs, accounting for consideration given by a vendor to a customer and accounting for gas-balancing arrangements upon the adoption of ASU 2014-09. The effective date for ASU 2016-11 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-11 on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which includes provisions that require financial assets measured at amortized cost basis to be presented at the net amount expected to be collected and credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses, which requires recognition of an estimate of all current expected credit losses. The guidance is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those years, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company has not yet determined the impact of ASU 2016-13 on its consolidated financial statements.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

4.	Investments

Short-term investments consisted of the following:

	June 30,	September 30,
	2016	2015

U.S. Treasury Bills	$1,999,081	$-
Mutual fund debt securities		5,015,171

	$1,999,081	$5,015,171

U.S. Treasury Bills are carried at amortized cost which approximates fair value and classified as held-to-maturity investments. Mutual fund debt securities are carried at fair value using level 1 inputs.

5.	Inventory

Raw materials include inventory of manufacturing supplies. Work in process includes manufacturing supplies, direct and indirect labor, contracted manufacturing and testing, and allocated manufacturing overhead for inventory in process at the end of the period. Finished goods include products that are complete and available for sale. At June 30, 2016 and September 30, 2015, the Company recorded work in process and finished goods inventory only for those products with recent sales levels to evaluate net realizable value.

Inventory consisted of the following:

	June 30,	September 30,
	2016	2015

Raw materials	$58,724	$42,549
Work in process	24,276	137,021
Finished goods	485,698	377,710

	$568,698	$557,280

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

6.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	June 30,	September 30,
	2016	2015

Aquaculture system	$126,257	$124,529
Laboratory facilities	62,033	62,033
Computer and office equipment	100,799	78,936
Tools and equipment	794,434	714,764
Vehicles	10,997	10,997
Leasehold improvements	259,258	123,562
	1,353,778	1,114,821
Less: accumulated depreciation	(750,204)	(643,492)

Depreciable assets, net	603,574	471,329
Construction in progress	87,980	32,079

	$691,554	$503,408

Depreciation and amortization expense amounted to $106,712 and $119,410 for the nine months ended June 30, 2016 and 2015, respectively.

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

The Company leases facilities used for executive offices and laboratories. The Company must pay a portion of the common area maintenance. In July 2016, the Company extended this lease for a two-year term, with three options to renew for successive two-year terms.

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

Future minimum lease payments are as follows:

June 30,
2016
For The Year Ending September 30,
2016	$44,000
2017	143,000
2018	106,000
2019	106,000
2020	106,000
Thereafter	6,000

$511,000

Rent expense on these lease agreements amounted to approximately $176,000, and $137,000 for the nine months ended June 30, 2016 and 2015, respectively.

Purchase obligations

The Company has commitments totaling approximately $340,000 at June 30, 2016 for signed agreements with contract research organizations and consultants. The Company also has agreements to pay time and materials to contractors, which are estimated at approximately $5,000 at June 30, 2016. All purchase obligations are expected to be fulfilled within the next 12 months.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

Supply agreements

The Company has two commitments under certain supply agreements with customers for fixed prices per gram of KLH on a non-exclusive basis except within that customer’s field of use. One amended and restated supply agreement replaced two prior agreements that automatically renewed each year. This agreement is effective March 2015 through March 2020 and is renewable for one-year terms upon written request of the customer. The other customer supply agreement is effective October 2014 through October 2019 and is renewable for one-year terms upon written request of the customer.

Joint venture agreement

In May 2016, the Company entered into a joint venture agreement with another party for the formation of a joint venture company to manufacture and sell conjugated therapeutic vaccines. The joint venture is organized as a French simplified corporation.

The Company holds a 30% equity interest in the joint venture in exchange for an initial capital contribution of €120,000. One-half of the initial contribution, approximately $67,000, was paid prior to June 30, 2016 with the balance due upon the occurrence of certain defined future events. The Company will also provide the joint venture additional financing as may be required, on a 30% pro rata basis. If the joint venture does not achieve certain milestones by December 2017, the joint venture will be dissolved, unless (i) the parties mutually agree to pursue the joint venture arrangement, or (ii) either party decides to purchase the equity interests of the other party. Each of the parties is entitled, upon the occurrence of certain defined events, to acquire the interest of the other party.

In connection with the formation of the joint venture and the performance of its goals and projects, the parties and the joint venture agreed to enter into (a) an exclusive supply agreement within a limited field of use for the Company to supply KLH to the joint venture, (b) a supply agreement designating the joint venture as the exclusive manufacturer and supplier of the other party’s vaccines, and (c) services agreements for the provision of various knowledge and expertise by each of the parties to the joint venture. The other party will also license certain of its intellectual property to the joint venture. The supply agreements, service agreement and license have not yet been executed at June 30, 2016.

The joint venture has an initial ten-year term, renewable for successive five-year terms. If either party provides notice at least six months prior to the expiration date of an applicable term that it does not wish to continue the joint venture transaction, the other party will have a right to acquire all of such terminating party’s equity interests in the joint venture.

The joint venture agreement contains customary restrictions on transfer of the equity interests, tag-along and drag-along rights, non-competition, non-solicitation, confidentiality and termination provisions.

Licensing fees

In July 2013, the Company acquired the exclusive, worldwide license to certain patented technology for the development of human immunotherapies against Clostridium difficile infection (“C. diff”). The license agreement required an initial, non-refundable license fee of $25,000, which was paid in fiscal August 2013, and payment of an aggregate of $200,000 in delayed license fees, which were paid in fiscal August 2014. Beginning September 2014, the terms also require a license fee of $20,000 to be paid annually, creditable against royalties due, if any. Royalties are payable for a percentage of related net sales, if any. License fees are also payable for a percentage of related non-royalty sublicensing revenue, if any. No royalties have been incurred to date. The Company also reimbursed patent filing costs of approximately $11,000 and $50,000 in the nine months ended June 30, 2016 and 2015, respectively, and will reimburse certain future patent filing, prosecution, and maintenance costs. License fees and patent cost reimbursements have been accounted for as research and development expense in the accompanying condensed interim consolidated statements of operations.

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

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

Retirement savings plan 401(k) contributions

The Company sponsors a 401(k) retirement savings plan that requires an annual non-elective safe harbor employer contribution of 3% of eligible employee wages. All employees over 21 years of age are eligible beginning the first payroll after 3 consecutive months of employment. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were approximately $46,000 and $45,000 for the nine months ended June 30, 2016 and 2015, respectively.

Related party commitments

Patent royalty agreement

On August 14, 2002, through its California subsidiary, the Company entered into an agreement with a director and officer of the Company, whereby he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually. The Company’s current operations utilize this invention. Royalty expense incurred during the nine months ended June 30, 2016 was approximately $28,000. There was no royalty expense incurred during the nine months ended June 30, 2015.

Collaboration agreement

In December 2013, the Company entered into a collaboration agreement with a privately-held Taiwanese biopharmaceuticals manufacturer which expired in accordance with its terms in December 2015. Under the terms of the agreement, the Company was responsible for the production and delivery of GMP grade KLH for evaluation as a carrier molecule in the collaboration partner’s potential manufacture of OBI-822 active immunotherapy. The Company was also responsible for method development, product formulation, and process qualification for certain KLH reference standards. The collaboration partner was responsible for development objectives and product specifications. The agreement provided for the collaboration partner to pay fees for certain expenses and costs associated with the collaboration. Subject to certain conditions and timing, the collaboration also provided for the parties to negotiate a commercial supply agreement for Stellar KLH™ in the future. However, there can be no assurance that any such negotiations will lead to successful execution of any further agreements related to this collaboration.

The privately-held Taiwanese biopharmaceuticals manufacturer is a beneficial owner of over 5% of the Company’s common shares. In addition, a member of the Company’s Board of Directors currently serves as the manufacturer’s general manager and chair of its board of directors.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

8.	Share Capital

The Company had the following transactions in share capital:

	Nine Months Ended
	June 30,	June 30,
	2016	2015

Number of common shares issued	464,000	12,680

Proceeds from exercise of warrants	$1,368,260	$938
Transfer to common shares on exercise of warrants	1,853,581	426
Proceeds from exercise of options	-	27,781
Transfer to common shares on exercise of options	-	27,619
Share-based compensation	209,781	244,781

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

At June 30, 2016, there are 383,838 performance shares reserved for issuance.

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

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance - September 30, 2015	1,022,761	CDN $12.12

Granted	40,000	CDN $ 4.00
Exercised	(424,000)	CDN $ 4.00
Expired	(40,000)	CDN $ 4.00

Balance - June 30, 2016	598,761	$13.33

As a result of the exercise and expiration of warrants in the quarter ended December 31, 2015, there are no outstanding warrants with exercise prices denominated in Canadian dollars at June 30, 2016.

The weighted average contractual life remaining on the outstanding warrants at June 30, 2016 is 2.4 months.

The following table summarizes information about the outstanding warrants at June 30, 2016:

Exercise Price	Number of Warrants	Expiry Date

$13.50	470,190	September 9, 2016
$10.50	20,000	September 9, 2016	Broker warrants
$13.50	95,238	September 20, 2016
$10.50	13,333	September 20, 2016	Broker warrants

	598,761

Warrant liability

All warrants with exercise prices denominated in Canadian dollars were exercised or expired. Therefore there is no outstanding warrant liability at June 30, 2016.

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

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The fair value of warrants exercised was determined using the Black-Scholes option valuation model, using the following weighted average assumptions:

	Nine Months Ended
	June 30,	June 30,
	2016	2015
Risk free interest rate	0.48%	1.12%
Expected life (years)	0.04	0.01
Expected share price volatility	92%	97%

The fair value of warrants granted was determined using the Black-Scholes option valuation model, using the following weighted average assumptions:

Nine Months Ended
June 30,
2016
Risk free interest rate	0.52%
Expected life (years)	0.01
Expected share price volatility	91%
Expected dividend yield	0%

There were no warrants granted during the nine months ended June 30, 2015.

Broker units

The Company granted broker units as finders’ fees in conjunction with equity offerings in prior years. Broker units are fully vested when granted and allow the holders to purchase equity units. Each unit consists of one common share and one warrant to purchase a common share.

A summary of broker units activity is as follows:

	Number of Units	Weighted Average Exercise Price

Balance - September 30, 2015	46,600	CDN $ 2.50

Exercised	(40,000)	CDN $ 2.50
Expired	(6,600)	CDN $ 2.50

Balance - June 30, 2016	-	$-

There were no broker units granted during the nine months ended June 30, 2016 and 2015.

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

Options have been granted under the Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options	Weighted Average Exercise Price

Balance - September 30, 2015	557,638	CDN $ 6.93

Granted	47,700	$7.24
Expired	(6,667)	$18.30
Expired	(42,501)	CDN $5.37

Balance - June 30, 2016	556,170	$5.37

The weighted average contractual life remaining on the outstanding options is 2.75 years.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The following table summarizes information about the options under the Plan outstanding and exercisable at June 30, 2016:

Number of Options	Exercisable at June 30, 2016	Range of exercise prices	Expiry Dates
291,610	291,610	CDN$0.01 - 5.00	Apr 2017-Dec 2019
145,860	144,193	CDN$5.01 - 10.00	Oct 2017-Jun 2022
47,700	15,900	$5.01 - 10.00	Dec 2022
21,500	21,500	CDN$15.01 - 20.00	Nov 2018-Nov 2021
49,500	49,500	$15.01 - 20.00	Nov 2020
556,170	522,703

The estimated fair value of the share options granted during the nine months ended June 30, 2016 and 2015 was determined using a Black-Scholes option valuation model with the following weighted average assumptions.

	Nine Months Ended
	June 30,	June 30,
	2016	2015
Risk free interest rate	1.05%	1.65%
Expected life (years)	7.00	7.00
Expected share price volatility	108%	115%
Expected dividend yield	0%	0%

The weighted average fair value of share options awarded during the nine months ended June 30, 2016 and 2015 was $7.08 and $9.76, respectively.

As of June 30, 2016, the Company had approximately $121,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 1 year.

The intrinsic value of the options exercised during the nine months ended June 30, 2015 was $9.59. There were no options exercised during the nine months ended June 30, 2016. The intrinsic value of the vested options at June 30, 2016 was $0.75.

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

9.	Supplemental Disclosure of Cash Flow and Non-Cash Transactions

Supplemental disclosure of cash flow information follows:

	Nine Months Ended
	June 30,	June 30,
	2016	2015

Cash paid during the period for taxes	$7,200	$27,800

Supplemental disclosure of noncash financing and investing activities follows:

	Nine Months Ended
	June 30,	June 30,
	2016	2015

Transfer to common shares on exercise of warrants	$1,853,581	$426
Transfer to common shares on exercise of options	-	27,619

10.	Fair Value of Financial Instruments

The Company uses the fair value measurement framework for valuing financial assets and liabilities measured on a recurring basis in situations where other accounting pronouncements either permit or require fair value measurements.

Fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying value of certain financial instruments such as accounts receivable, short-term investments in U.S. Treasury Bills, accounts payable, accrued liabilities, and deferred revenue approximates fair value due to the short-term nature of such instruments.

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

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The following table summarizes fair values for those assets and liabilities with fair value measured on a recurring basis. There are no short-term investments in mutual fund debt securities or warrant liability at June 30, 2016.

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

Management’s assessment of the Company’s credit risk for cash and cash equivalents is low as they are held in major financial institutions believed to be credit worthy and U.S. Treasury Bills with an original maturity of 90 days or less. The Company limits its exposure to credit loss for short-term investments by using U.S. Treasury Bills with an original maturity of over 90 days and a mutual fund that invests in high-quality, U.S. dollar-denominated short-term fixed-, floating- and variable-rate debt securities that have received either a minimum short-term rating of at least A-1 (or its equivalent) or a minimum long-term rating of A minus (or its equivalent), by one or more Nationally Recognized Statistical Ratings Organizations, or, if unrated, that are deemed by the fund to be of comparable quality at the time of purchase. Based on credit monitoring and history, the Company considers the risk of credit losses due to customer non-performance on accounts receivable to be low.

The Company had the following concentrations of revenues by customers:

	Nine Months Ended
	June 30,	June 30,
	2016	2015

Product sales and contract services revenue	91% from 5 customers	67% from 3 customers

Stellar Biotechnologies, Inc.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

(Expressed in U.S. Dollars)

The Company had the following concentrations of revenues by geographic areas:

	Nine Months Ended
	June 30,	June 30,
	2016	2015

Europe	55%	43%
Asia	32%	47%
U.S.	13%	10%

The Company had the following concentrations of accounts receivable:

	June 30,	September 30,
	2016	2015

Accounts receivable	82% from 2 customers	91% from 2 customers

12.	Reclassifications

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

13.	Subsequent Event

On June 30, 2016, the Company entered into Securities Purchase Agreements with certain institutional investors providing for the issuance and sale by the Company of an aggregate of 1,687,500 of the Company’s common shares, no par value, at a price of $4.00 per share in a registered direct offering. In a concurrent private placement, the Company agreed to sell to such investors warrants to purchase up to an aggregate of 1,265,625 Common Shares with an exercise price of $4.50 per share. The transaction closed on July 6, 2016 with total gross proceeds of $6,750,000, placement agent fees of $422,500 and issuance costs of approximately $270,000 for approximate net proceeds of $6,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of June 30, 2016 and our audited consolidated financial statements for the year ended September 30, 2015 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 14, 2015.

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

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of June 30, 2016 and September 30, 2015, and for the nine months ended June 30, 2016 and 2015 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Third Quarter Highlights; Recent Developments

•	On May 11, 2016, our Company and Neovacs, S.A. (“Neovacs”) entered into an agreement (the “Joint Venture Agreement”) to form a joint venture to manufacture and sell conjugated therapeutic vaccines using Stellar’s proprietary KLH and Neovacs’ cytokine antigens conjugated to KLH, including Neovacs’ Kinoid immunotherapy product candidates and other KLH-based immunotherapy vaccine products, for human or veterinary use (the “Neovacs Joint Venture”). We agreed with Neovacs to organize the Neovacs Joint Venture as a French simplified corporation and, in connection with the Neovacs Joint Venture, to enter into (a) an exclusive supply agreement within a limited field of use for the supply of Stellar KLH™ to the Neovacs Joint Venture and (b) a service agreement for the provision of various knowledge and expertise by our Company to the Joint Venture.

The Company holds a 30% equity interest in the Neovacs Joint Venture in exchange for an initial capital contribution of €120,000. One-half of the initial contribution, approximately $67,000, was paid prior to June 30, 2016 with the balance due upon the occurrence of certain future events as set forth in the Joint Venture Agreement.

•	On June 30, 2016, we entered into securities purchase agreements with certain institutional investors providing for the issuance and sale by us of an aggregate of 1,687,500 of our common shares, at a price of $4.00 per share in a registered direct offering (the “Registered Direct Offering”). In a concurrent private placement, we agreed to sell to such investors warrants to purchase up to an aggregate of 1,265,625 of our common shares, with an exercise price of $4.50 per share (the “Private Placement”).

On July 6, 2016, the Registered Direct Offering and the Private Placement were consummated, resulting in net proceeds to the Company of approximately $6 million.

•	At our request, our common shares were voluntarily delisted from the TSX Venture Exchange (the “TSX-V”) in Canada and were no longer trading on the TSX-V as of the close of business on April 8, 2016.

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

Results of Operations

Comparison of Nine Months Ended June 30, 2016 and 2015

Our net loss was $3,684,890, or $0.44 loss per basic share, for the nine months ended June 30, 2016 compared to $1,305,655, or $0.16 loss per basic share, for the nine months ended June 30, 2015. The increase in net loss was primarily due to fluctuations in non-cash gain/loss in fair value of warrant liability, as more fully discussed below.

Total revenues were $995,587 and $558,036 for the nine months ended June 30, 2016 and 2015, respectively. The increase in revenues for the nine months ended June 30, 2016 was due to greater product sales volume including sales under supply agreements and custom manufactured products. Our product sales were $963,587 and $408,036 for the nine months ended June 30, 2016 and 2015, respectively. We also recorded $173,333 of deferred revenue for a customer deposit on products that were shipped subsequent to June 30, 2016. Contract services revenue was $32,000 for the nine months ended June 30, 2016, as compared to $150,000 for the nine months ended June 30, 2015. The decrease over the prior period was due to the successful conclusion of a collaboration agreement mid-December 2015 and completion of services related to a supply agreement in December 2014.

Total expenses were $4,587,362 and $3,948,669 for the nine months ended June 30, 2016 and 2015, respectively. Costs of sales and contract services were $700,953 and $571,039 for the nine months ended June 30, 2016 and 2015, respectively. These costs did not increase in line with revenues since our indirect manufacturing costs are incurred regardless of product sales levels. In addition, some employees were temporarily assigned to process development related to our Stellar KLH™ products, thereby lowering indirect manufacturing costs in the current period. Our research and development expenses were $1,068,008 for the nine months ended June 30, 2016, as compared to $830,115 for the nine months ended June 30, 2015. The increase over the prior period was a result of the increased internal research and process development related to our Stellar KLH™ products and increased costs related to our aquaculture feasibility assessment in Baja California, Mexico. Our administration expenses were $2,595,176 for the nine months ended June 30, 2016, as compared to $2,346,019 for the nine months ended June 30, 2015. The increase over the prior period resulted primarily from a combination of increased corporate expenses, including our Nasdaq listing fees; compensation increases; expanded customer and business development travel and increased investor relations activity.

Other income (loss) was an overall loss of $85,915 for the nine months ended June 30, 2016, as compared to a gain of $2,112,778 for the nine months ended June 30, 2015. The change in the nine months ended June 30, 2016 as compared to the prior period resulted primarily from the non-cash gain/loss in fair value of warrant liability, which fluctuated to a loss of $211,956 for the nine months ended June 30, 2016 from a gain of $2,455,361 in the prior period. All warrants with Canadian dollar exercise prices were exercised or expired by October 2015 and, consequently, there was no warrant liability and no gain/loss in fair value of warrant liability after that time. These fair value gains and losses occur in inverse relation to changes in our share price that affect the Black-Scholes valuation model. This increased loss was partially offset by a foreign exchange gain of $109,448 for the nine months ended June 30, 2016, as compared to a foreign exchange loss of $391,190 for the nine months ended June 30, 2015. The change was due primarily to favorable exchange rates for our Canadian cash and cash equivalents. The portion of foreign exchange gain (loss) realized in cash was $3,171 and ($13,517) for the nine months ended June 30, 2016 and 2015, respectively.

Comparison of Three Months Ended June 30, 2016 and 2015

Our net loss was $1,194,077, or $0.14 loss per basic share, for the three months ended June 30, 2016 compared to $463,986 net income, or $0.06 income per basic share, for the three months ended June 30, 2015. The increase in net loss over the prior period net income was primarily due to fluctuations in non-cash gain/loss in fair value of warrant liability, as more fully discussed below.

Total revenues were $181,092 and $157,748 for the three months ended June 30, 2016 and 2015, respectively. The increase in revenues for the three months ended June 30, 2016 was due to an increase in customers and greater product sales volume including sales under supply agreements. Our product sales were $181,092 and $112,748 for the three months ended June 30, 2016 and 2015, respectively.

Total expenses were $1,369,570 and $1,033,333 for the three months ended June 30, 2016 and 2015, respectively. Costs of sales and contract services were $119,989 and $231,999 for the three months ended June 30, 2016 and 2015, respectively. These costs decreased relative to revenues due to the temporary re-assignment of some employees to process development related to our Stellar KLH™ products, thereby lowering indirect manufacturing costs, and due to the mix of product sales and contract services which have lower cost-to-revenue ratios in the current period over the prior period. Our research and development expenses were $470,097 for the three months ended June 30, 2016, as compared to $129,710 for the three months ended June 30, 2015. The increase over the prior period was a result of increased costs related to our aquaculture feasibility assessment in Baja California, Mexico, increased internal research and process development related to our Stellar KLH™ products, new R&D employees and the completion of contract services under our collaboration agreement, resulting in higher costs incurred by internal research.  Our administration expenses were $720,421 for the three months ended June 30, 2016, as compared to $618,185 for the three months ended June 30, 2015. The increase over the prior period resulted from increased corporate expenses, costs related to hiring new employees, increased business development travel and increased investor relations activity.

Other income (loss) was an overall loss of $5,599 for the three months ended June 30, 2016, as compared to a gain of $1,348,571 for the three months ended June 30, 2015. The decrease in overall gain (loss) resulted primarily from the non-cash gain/loss in fair value of warrant liability, which had no activity for the three months ended June 30, 2016 from a gain of $1,254,029 in the prior period. All warrants with Canadian dollar exercise prices were exercised or expired by October 2015 and, consequently, there was no warrant liability and no gain/loss in fair value of warrant liability after that time. These fair value gains and losses occur in inverse relation to changes in our share price that affect the Black-Scholes valuation model. This decrease was also due to a foreign exchange loss of $8,188 for the three months ended June 30, 2016, as compared to a foreign exchange gain of $77,468 for the three months ended June 30, 2015. The change was due to fluctuations in exchange rates for our Canadian cash and cash equivalents. The portion of foreign exchange gain (loss) realized in cash was ($206) and ($679) for the three months ended June 30, 2016 and 2015, respectively.

Capital Expenditures

Our capital expenditures, which primarily consist of scientific, manufacturing, and aquaculture equipment, and facility leasehold improvements for the nine months ended June 30, 2016 and 2015 are as follows:

	Nine Months Ended
	June 30,	June 30,
Assets Acquired	2016	2015

Property, plant and equipment	$238,957	$114,134
Construction in progress	55,901	89,477

Liquidity and Capital Resources

Our working capital position at June 30, 2016 was $6,887,427, including cash and cash equivalents of $4,787,203 and short-term investments of $1,999,081. Subsequent to June 30, 2016, we completed the Registered Direct Offering and the Private Placement of our securities for net proceeds of approximately $6 million.

Management believes our current working capital is sufficient to meet our present requirements, including all contractual obligations and anticipated research and development expenditures for at least the next 12 months. We expect to finance our future expenditures and obligations through revenues from product sales, contract services income, grant revenues, and sales of common shares. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our business plan and continue as a going concern. .

We may pursue opportunities to obtain additional financing in the future through equity and/or debt financings. We have filed with the SEC, and the SEC declared effective, a universal shelf registration statement which permits us to issue up to $100 million of registered equity securities, of which we utilized approximately $6.7 million in our Registered Direct Offering. Under this effective shelf registration, we have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Registered securities issued through this shelf may be used to raise additional capital to fund our general corporate needs, including capital expenditures, research and development and working capital.

Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

Nine Months Ended June 30, 2016

Our working capital was $6,887,427 as of June 30, 2016, compared to working capital of $7,485,971 as of September 30, 2015. Working capital was reduced by the non-cash current portion of our warrant liability in the amount of $1,550,630 at September 30, 2015. All warrants with Canadian dollar exercise prices have been exercised or have expired and, consequently, there was no warrant liability at June 30, 2016.

Our cash and cash equivalents totaled $4,787,203 at June 30, 2016, compared to cash and cash equivalents of $3,955,503 at September 30, 2015, which represented an increase of $831,700 over the nine-month period. Our short-term investments totaled $1,999,081 at June 30, 2016, compared to short-term investments of $5,015,171 at September 30, 2015, which represented a decrease of $3,016,090 over the nine-month period.

During the nine months ended June 30, 2016, operating activities used cash of $3,313,962. Items not affecting cash included: depreciation and amortization of $106,712; share-based compensation related to the issuance and vesting of stock options of $209,781; unrealized foreign exchange gain of $109,448; and loss in fair value of warrant liability of $211,956 due to the adjustment to the fair value of warrants previously issued. Changes in non-cash working capital items primarily result from a decrease in accounts receivable of $148,611 and an increase in deferred share issuance costs of $232,822.

Investing activities provided cash of $2,654,537. The acquisition of property, plant and equipment used cash of $294,858 related to improvements in manufacturing and aquaculture facilities. Purchase of short-term investments in U.S. Treasury Bills used cash of $6,005,737. Sales and maturities of short-term investments in mutual fund debt securities and U.S. Treasury Bills provided cash of $9,021,827. Approximately $5 million of this amount represents mutual fund debt securities that were sold to purchase U.S. Treasury Bills. Each time U.S. Treasury Bills mature, additional U.S. Treasury Bills are purchased, resulting in an increase in gross purchases and maturities. Contribution to our joint venture with Neovacs S.A. used cash of $66,695.

The effect of fluctuations in exchange rates on cash and cash equivalents was an increase of $122,865 due to an improvement in the Canadian dollar relative to the U.S. dollar.

Financing activities provided cash of $1,368,260 related to proceeds from the exercise of warrants. As a result of such exercises, 464,000 common shares were issued during the period.

Nine Months Ended June 30, 2015

Our working capital was $8,944,753 as of June 30, 2015, as compared to working capital of $13,751,301 as of September 30, 2014. Working capital was reduced by the non-cash current portion of our warrant liability in the amount of $1,235,905 and $460 at June 30, 2015 and September 30, 2014, respectively.

Our cash and cash equivalents totaled $5,147,260 at June 30, 2015, compared to cash and cash equivalents of $8,768,459 at September 30, 2014, which represented a decrease of $3,621,199. Our short-term investments totaled $5,014,198 at June 30, 2015, as compared to short-term investments of $5,450,126 at September 30, 2014, which represented a decrease of $435,928 over the nine-month period.

During the nine months ended June 30, 2015, operating activities used cash of $3,497,293. Items not affecting cash included: depreciation and amortization of $119,410; share-based compensation related to the issuance and vesting of stock options of $244,781; unrealized foreign exchange loss of $391,190; and gain in fair value of warrant liability of $2,455,361 due to the adjustment to the fair value of warrants previously issued. Changes in non-cash working capital items include a increase in accounts receivable of $69,242; increase in inventory related to custom manufacturing orders in process of $159,476; increase in prepaid expenses of $137,939; decrease in accounts payable and accrued liabilities of $211,667; and increase in deferred revenue of $86,666.

Investing activities provided cash of $203,582. The acquisition of property, plant and equipment used cash of $202,997. Purchase of short-term investments used cash of $12,704. Proceeds on maturities of short-term investments provided cash of $419,283. The effect of exchange rate changes on cash and cash equivalents was a reduction of $356,207 due to a decline in Canadian dollars relative to U.S. dollars.

Financing activities provided cash of $28,719 related to proceeds from the exercise of warrants and options. As a result of such exercises, 12,680 common shares were issued during the period.

Geographic Concentrations

The geographic markets of our customers are principally Europe, the United States and Asia. We had the following concentrations of revenues by geographic areas:

	Nine Months Ended
	June 30,	June 30,
	2016	2015

Europe	55%	43%
Asia	32%	47%
U.S.	13%	10%

Research and Development

Our core business is developing and commercializing Keyhole Limpet Hemocyanin for use in immunotherapy and immunodiagnostic applications. Our internal research includes, among other activities, continual improvement of methods for the culture and growth of the Giant Keyhole Limpet, innovations in aquaculture systems and infrastructure, biophysical and biochemical characterization of the KLH molecule, analytical processes to enhance performance of our products, KLH manufacturing process improvements, new KLH formulations, and early development of potential new KLH-based immunotherapies. However, from time to time we may engage in non-related research and development activities as opportunities arise.

Research and development costs, including materials and salaries of employees directly involved in research and development efforts, are expensed as incurred.

The following table includes our research and development costs for each of the nine months ended June 30, 2016 and 2015:

	Nine Months Ended
	June 30,	June 30,
	2016	2015

Research and development expense	$1,068,008	$830,115

The increase in research and development expense over the prior period was a result of increased internal research and process development related to our Stellar KLH™ products and increased costs related to our aquaculture feasibility assessment in Baja California, Mexico.

Disclosure of Contractual Obligations

We lease three buildings and facilities used in our operations under sublease agreements with the Oxnard Harbor District. In June 2015, we exercised our option to extend these sublease agreements for an additional five-year term beginning in October and November 2015. We negotiated an option to extend the leases for two additional five-year terms.

We lease facilities used for executive offices and laboratories, and we must pay a portion of the common area maintenance. In July 2016, we extended this lease for a two-year term, which extension includes three (3) options to renew this lease for successive, two-year terms.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of June 30, 2016, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three-month period ended June 30, 2016, or subsequent period through the date hereof.

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

Date: August 9, 2016	STELLAR BIOTECHNOLOGIES, INC.

/s/ Kathi Niffenegger
Kathi Niffenegger Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1

Form of Warrant to be issued to investors pursuant to Securities Purchase Agreement dated June 30, 2016 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 30, 2016).

10.1±

Joint Venture Agreement, dated May 11, 2016, by and among Neovacs, S.A. and Stellar Biotechnologies, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 17, 2016).

10.2

Form of Securities Purchase Agreement, between Stellar Biotechnologies, Inc. and certain investors, dated June 30, 2016 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 30, 2016).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

±	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

