Form 10-K
period 2016-09-30
Stellar Biotechnologies, Inc.
filed 2016-12-14
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54598

Stellar Biotechnologies, Inc.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

332 E. Scott Street Port Hueneme, California	93041
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 488-2800

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on which
Title of each class	registered
Common Shares, without par value	The Nasdaq Stock Market LLC

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of March 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common shares held by non-affiliates was approximately $39,507,208, which was calculated based on 8,448,758 common shares outstanding as of that date, of which 8,145,816 common shares were held by non-affiliates, and a price per share of $4.85, which was the closing price of the registrant’s common shares on The Nasdaq Capital Market on such date.

As of December 9, 2016, the registrant had 10,136,258 common shares issued and outstanding.

Documents incorporated by reference: NONE

Stellar Biotechnologies, Inc.

Annual Report ON FORM 10-K

Fiscal Year Ended September 30, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, may involve known and unknown risks, uncertainties and assumptions. Forward-looking statements are based upon our current expectations, speak only as of the date hereof, and are subject to change. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as those statements containing the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “will,” “would,” “could,” “should,” “might,” “potential,” “continue” or other similar expressions. You should not rely on our forward-looking statements as they are not a guarantee of future performance. There can be no assurance that forward-looking statements will prove to be accurate because the matters they describe are subject to assumptions, known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the “Risk Factors” section of this Annual Report. Risks and uncertainties include, among others, the availability of funds and resources to pursue our research and development projects, the successful and timely completion of preclinical or clinical studies by third parties in which our products are utilized, our ability to meet the goals of our joint ventures and strategic partnerships, the degree of market acceptance for our products or for other companies’ products in which our products are components, our ability to take advantage of business opportunities in the pharmaceutical industry, changes in our strategy or development plans, our ability to protect our intellectual property, uncertainties related to governmental regulations and regulatory processes, the volatility of our common share price, the effect of competition, the effect of technological changes, reliance on key personnel, and general changes in economic or business conditions. Except as required by law, we undertake no obligation to update forward-looking statements.

As used in this Annual Report on Form 10-K, “Stellar,” “the Company,” “we,” “us,” and “our” refer to Stellar Biotechnologies, Inc. and our consolidated subsidiaries, except where the context otherwise requires.

Our logo, Stellar KLH™ and other trademarks or service marks of Stellar Biotechnologies, Inc. appearing in this Annual Report on Form 10-K are the property of Stellar Biotechnologies, Inc. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply relationships with, or endorsement or sponsorship of us by, these other companies.

PART I

Item 1.         BUSINESS.

Business Overview

Stellar Biotechnologies, Inc. is a biotechnology company engaged in the aquaculture, research and development, manufacture and commercialization of Keyhole Limpet Hemocyanin (KLH). KLH is an immune-stimulating protein with an extensive history of safe and effective use in immunological applications.

KLH can be used as an active pharmaceutical ingredient (API) and combined with a disease-targeting agent to create immunotherapies for the treatment of a variety of diseases. The protein is currently being utilized in active immunotherapies in clinical development for Alzheimer’s disease, metastatic breast cancer, Crohn’s disease, systemic lupus erythematous, ovarian cancer and various other cancers and diseases. The KLH protein can also be used as a finished, injectable product in the immunodiagnostic market for measuring immune response in patients and research settings. Immunotherapies (also known as therapeutic vaccines) involve using the body’s own immune system to target and treat disease. Immunodiagnostics involve assessing the body’s immune status in relation to the effects of a new drug, a disease, or the environment. Our KLH products can be used to stimulate the immune system in both applications.

We extract and manufacture KLH from the hemolymph (a fluid equivalent to blood) of a relatively scarce ocean mollusk, the Giant Keyhole Limpet. Based upon our specialized knowledge of aquaculture science and KLH, we have built unique land-based aquaculture, laboratory and production facilities in Port Hueneme, California, and developed sustainable and scalable manufacturing processes to produce KLH using Current Good Manufacturing Practices (cGMP or GMP).

We market and sell GMP grade and research grade KLH products to third parties under the brand Stellar KLH™. Our customers and partners include multinational biotechnology and pharmaceutical companies, academic institutions, clinical research organizations, and research centers. We believe we are positioning our business to meet the anticipated long-term demand within the pharmaceutical industry for GMP grade KLH by providing a sustainable source for its scalable, controlled, and traceable production. The versatility of the KLH molecule and the growing need for commercial-scale GMP grade KLH provide multiple commercial opportunities for us.

Competitive Strengths

We believe that we possess a number of competitive strengths that position us to become the world leader in the sustainable manufacture of GMP grade KLH and KLH-conjugated vaccines, including:

•	Mature, land-based aquaculture facility produces a barrier to market entry. Using our proprietary methods and achievements in aquaculture science, we can support the source animal for KLH from embryo to protein-producing adult, and we now support multiple generations of limpets grown entirely within our land-based aquaculture facility. Other KLH suppliers do not have this capability and thus are reliant on scarce, wild populations. Due to the time needed to raise the source animal to maturity, and the time needed to build and validate facilities and manufacturing processes, we believe that we have a five to seven year lead over any new market entrants attempting to produce KLH in a similar manner. Due to its exceptional size and complexity, KLH has not been reproduced synthetically.

•	Fully traceable, GMP grade product offerings benefit commercialization programs. Using our proprietary production and manufacturing methods, we are able to produce a high quality, GMP grade KLH product that is fully traceable and controlled from native source to finished product, which we believe are important considerations for our pharmaceutical partners as they pursue later-stage trials and commercial introductions subject to more rigorous regulatory standards than early-stage research. Due to the known origin of material and continuity of data, we believe we are able to create a more consistent, high quality, immunogenic product than other KLH proteins in the market. In contrast, commercial supplies of KLH from other sources have historically differed widely in their source, traceability, purity, form and preparation, as well as their immunogenicity (their ability to stimulate an immune response). We believe that we are the only company that offers GMP grade KLH supported by fully traceable manufacturing methods.

•	Multiple supply and collaboration agreements reduce single-customer dependence. We believe that our supply and collaboration agreements with drug developers, which include binding orders, allow us to better manage our working capital as well as build long-term relationships. Our manufacturing and quality experts work closely with our collaboration partners and customers to deliver KLH products according to their specifications. We believe that our record for reliably providing high quality KLH has created customer trust and loyalty.

•	Business model leverages growth potential. We believe we have an attractive business model due to the unique nature of our product offerings, embedded growth opportunities within our existing customer base and operating leverage. As we increase production volumes and sales, we expect our operating expenses to decrease as a percentage of revenue, providing for greater operating leverage. In addition, we have established a model via our joint venture, Neostell, S.A.S., to participate in the manufacturing of KLH-conjugated vaccines, which provides additional revenue and growth opportunities.

•	Intellectual property portfolio includes protection for specialized systems and technologies. We have intellectual property related to KLH development and manufacturing and to the environmental protection of the Giant Keyhole Limpet, including patents, trade secrets and know-how related to specialized aquaculture systems and technologies; spawning, selection and maintenance of the species; non-lethal KLH protein extraction methods; and the processing, purification and production of KLH formulations.

•	Sustainability practices protect marine source and promote scalability. Our KLH protein is produced using environmentally sound, sustainable practices intended to protect and renew the live marine source. We believe this is a critical component of ensuring long-term, scalable supplies, since rapid growth in demand has had severe consequences to other related species. In California, for example, failure to manage wild populations of abalone resulted in dramatic declines and eventually led to closure of commercial abalone harvests.

•	Leadership team provides extensive aquaculture production and related industry expertise. Our leadership team includes industry experts who have extensive experience in the field of aquaculture and Giant Keyhole Limpet production, and possess a deep understanding of a variety of biotechnology businesses. Our President and CEO has more than 40 years of experience leading commercial aquaculture businesses and projects focused on mollusk domestication and production.

Our Strategy

We plan to use our proprietary methods and intellectual property to serve the growing demand for KLH in immunotherapy and immunodiagnostics applications. Key elements of our business strategy include:

•	Expand infrastructure and capacity while maintaining a strong balance sheet. We plan to incrementally increase our infrastructure, manufacturing capabilities and KLH production capacity based on our customers’ forecasts and the anticipated future requirements of commercial-scale vaccine manufacturing, which we estimate could require multiple kilograms of GMP grade KLH per year. In order to produce such volumes and to provide our customers with greater certainty of future supply, we intend to have the capacity to support commercial drug launches in a variety of indications, with planned redundancy at multiple locations. We believe we can scale up capacity to meet anticipated customer demand for the next one to two years with current resources.

•	Pursue additional supply and collaboration agreements. We plan to continue pursuing opportunities for commercial growth that build on our strengths and core competencies in KLH development and manufacturing, including additional supply and collaboration agreements. We regularly engage in discussions with various entities involved in immunotherapies, in connection with opportunities for licensing, supply and collaborative research.

•	Support continuing development of our Neostell Growth Initiative. In July 2016, we formed Neostell S.A.S., a joint venture with Neovacs S.A, to produce Neovacs’ Kinoid immunotherapy product candidates which utilize Stellar KLH™ as a carrier molecule. In addition to expanding our market opportunities related to manufacturing of Neovacs’ KLH-conjugated vaccines, this joint venture provides the opportunity to manufacture and sell KLH-based immunotherapies for third party customers.

•	Continue innovation and new product development. We plan to expand our KLH technology portfolio through ongoing research and development. Our research and development (R&D) activities are focused primarily on the aquaculture of the Giant Keyhole Limpet; improvements in KLH protein analysis and manufacturing; the development of functional assays; and new uses for KLH in immunotherapy and immunodiagnostic applications. We believe that these activities provide long-term strategic, revenue and clinical opportunities by extending the commercial use of Stellar KLH™ and furthering our understanding of the KLH molecule.

Keyhole Limpet Hemocyanin (KLH)

KLH is a safe, potent, immune-stimulating protein. Specifically, it is a very large, high molecular weight, oxygen-carrying glycoprotein made of millions of atoms. In addition to the native molecule, KLH can be chemically dissociated into a subunit formulation commonly used in the production of immunotherapies. Both the native, high molecular weight molecule and subunit forms of KLH are excellent immune stimulants. The KLH molecular structure offers numerous sites for conjugation, and can generate multiple product configurations. Because of its large size, immune-stimulating properties, numerous sites for conjugation, and safety profile, KLH is used by researchers and product developers as a vaccine carrier protein. However, due to its exceptional size and complexity, KLH has not been reproduced synthetically.

KLH can be used as an active pharmaceutical ingredient, or API, or it can be used as a finished, injectable product in the immunodiagnostic market.

As an active pharmaceutical ingredient, KLH is an effective and safe carrier molecule for conjugation to vaccine antigens that are used to promote the generation of antibody and cell-mediated immune responses against targeted diseases. By themselves, the small haptens (partial antigens) and vaccine antigens used to target these diseases are not usually immunogenic enough to awaken the immune system and therefore, require a carrier molecule or adjuvant, like KLH, in order to be effective. The combination of an antigen against specific pathogenic targets, such as tumors, and over-expressed proteins, conjugated to the immunogenic KLH molecule, is the basis for a promising new class of drugs in development known as active immunotherapies or therapeutic vaccines. Unlike preventative vaccines, active immunotherapies are designed to stimulate the body’s own immune system to generate an immune response to target and attack an existing disease or condition. We believe immunotherapies are, and will continue to be, one of the fastest-growing sectors of pharmaceutical research and development. KLH is an important component for drugs used in clinical development, including major indications such as Alzheimer’s disease, metastatic breast cancer, Crohn’s disease, systemic lupus erythematous, ovarian cancer and various other cancers and diseases. New indications entering clinical trials, such as dermatomyositis, point to expanding clinical potential for KLH.

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

KLH protein is derived only from the hemolymph of the Giant Keyhole Limpet (Megathura crenulata), a mollusk native only to a limited stretch of the Pacific Ocean coastline along Southern California and Baja California, Mexico. Historically, suppliers other than us have obtained KLH protein directly from wild and sensitive populations of Giant Keyhole Limpet, or have utilized lethal production processes. Based on publicly available information and reports, commercial supplies of KLH differ widely in their source, traceability, purity, form, and preparation, as well as in immunogenicity (their ability to stimulate an immune response). We believe that highly-specialized aquaculture manufacturing methods, like the methods we practice, protect the KLH molecule’s source species and provide sustainable, scalable supplies of quality KLH protein. The concept of sustainability involves sound, responsible management of environmental resources and, especially where biological systems are concerned, includes protecting native species so that the species thrive and remain diverse and productive over time. Further, we believe that environmentally sound methods associated with professional and specialized aquaculture can minimize variability in KLH products and assure full traceability to their biological source.

Our Technology

We have committed over 15 years to the advancement of aquaculture science and sustainable KLH production methods, specifically focused on protection of the Giant Keyhole Limpet and the non-lethal extraction of KLH protein. We believe our proprietary methods will provide a sustainable supply of GMP grade KLH and meet pharmaceutical industry standards for immune response, consistency, purity, and traceability while protecting the natural source species.

Our Aquaculture Technology & Manufacturing

Our proprietary aquaculture technology involves methods we developed and optimized to control the reproduction and growth of the Giant Keyhole Limpet including, but not limited to, culture systems, nutritional requirements, and the recirculation of seawater. We achieved a significant milestone in aquaculture science by developing the capability to sustain the complete life cycle of the Giant Keyhole Limpet. Using our proprietary methods, we can support the marine mollusk from embryo to protein-producing adult, and we now support multiple generations of limpets grown entirely within our land-based aquaculture facility. Other KLH suppliers do not have this capability and thus are reliant on scarce, wild populations of limpets.

The aquaculture cycle to raise Giant Keyhole Limpets from fertilized eggs to maturity for KLH production is approximately five years, with multiple complex larval and juvenile stages. KLH can be extracted from mature limpets a limited number of times per year and, if properly maintained, the average extracted quantity of KLH per year per limpet is predictable and useful in estimating targets for production planning and optimizing the use of the hemolymph. The hemolymph is extracted in a non-lethal manner utilizing our patented methods. Once extracted, the hemolymph is processed through our proprietary methods, which are protected as trade secrets.

We currently maintain a production inventory of limpets sufficient for an annual capacity of 1,500 grams/year of KLH pharmaceutical intermediate, which can be further processed and purified to produce various final product grades and formulations. Given current resources, we believe we can scale up capacity to meet anticipated customer demand for the next one to two years. Given sufficient funding to continue scale-up, our projected production capacity is up to 20,000 grams (20 kg) of KLH pharmaceutical intermediate in five to seven years. We plan to incrementally increase hatchery production of limpets and expand aquaculture infrastructure, which will thereby increase our KLH production capacity, in order to meet the anticipated future multi-kilogram KLH requirements of immunotherapy commercialization.

We contract with contract manufacturing organizations and contract testing organizations for certain steps of cGMP processing and quality control testing. The services currently performed by these contract vendors include sterile fill/finish and release testing.

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

Our aquaculture operations were specially developed in the late 1990s for production and research on gastropod mollusks, have been in near continuous operation since that time, and have since been expanded significantly by us for the specialized purpose of conducting the intensive steps required to support the complete life cycle of the Giant Keyhole Limpet and for the commercial production of KLH protein. Our aquaculture facility includes, among other specialized infrastructure, systems for spawning, larval development, and maturation of limpets, a fully permitted seawater supply system, recirculating seawater supply systems, environmental controls and regulated seawater return to the ocean. Our facility currently includes multiple production tanks and numerous individual limpet production modules in two independent aquaculture production systems. Each closed recirculating system is equipped with temperature controlled seawater distribution, filtration and treatment equipment. The facility also contains a fabrication shop for production of equipment and culture apparatus.

In July 2015, we entered into an exclusive collaboration agreement with Ostiones Guerrero, SA de CV to secure a unique strategic site in Baja California, Mexico, for the potential development of an additional aquaculture locale and future expansion of our KLH production. The collaboration with Ostiones is intended to include design, expansion and development of marine aquaculture resources for hatchery and maturation of Giant Keyhole Limpets. In connection with the collaboration agreement, we also entered into a lease agreement with Ostiones for undeveloped land on which suitability studies are to be conducted by Stellar over the next two years. We believe this expansion will support our goal to meet the anticipated long-term industry demand for KLH protein.

Research and Development

We are committed to applying our proprietary Stellar KLH™ technology to improve immunotherapy and immunodiagnostics, and to protecting the natural resource for KLH. To that end, we are actively engaged in research and development focused primarily on the aquaculture of the Giant Keyhole Limpet; improvements in KLH protein analysis and manufacturing; the development of functional assays; and new uses for KLH in immunotherapy and immunodiagnostic applications. These activities involve both internal programs and external collaborations with other biopharmaceutical companies or research organizations.

Our internal research has included, among other activities, improvement of methods for the culture and growth of Giant Keyhole Limpet, innovations in aquaculture systems and infrastructure, biophysical and biochemical characterization of the KLH molecule, analytical processes to enhance performance of our products, KLH manufacturing process improvements, new KLH formulations and KLH-related technologies, and early development of potential new KLH-based immunotherapy.

Our external collaborations involve both development and evaluation projects, with multiple biopharmaceutical companies and research institutions, for the use of Stellar KLH™ in their programs. We believe that these collaborations provide for strategic, revenue and clinical opportunities for our future business by extending the commercial use of Stellar KLH™ and furthering our understanding of the KLH molecule.

For the years ended September 30, 2016 and 2015 and August 31, 2014, research and development expense were $1,715,992, $1,029,489 and $2,458,934, respectively. These amounts related mainly to research and development in aquaculture, improvements in analytical, manufacturing, and purification processes, stability studies, formulation development, and primarily in fiscal 2014, preclinical research for a potential KLH-based immunotherapy approach against C. diff infection. None of these expenses were borne by our customers.

Our Stellar KLH™ Products

We market Stellar KLH™ protein in various grades, formulations and configurations for both preclinical and clinical applications, and certain KLH-based in vitro diagnostic kits for preclinical use. Our Stellar KLH™ product offerings include:

•	Stellar KLH™ protein for conjugation and as carrier molecule in immunotherapy development. We offer a variety of Stellar KLH™ products (HMW and subunit formulations, GMP and research grades, and bulk and vial configurations) for use in these clinical and research applications.

•	Stellar KLH™ protein and ELISA test kits for immune function testing: KLH can be used in research and clinical studies as an antigen for assessing immune function and in immunotoxicology studies for monitoring the immunosuppressive effects of drug candidates. We also offer a line of Stellar KLH™ ELISA assay test kits for the detection of anti-KLH antibodies in preclinical research settings.

•	Custom KLH formulations, adjuvants, conjugations and fill finishes for preclinical research and drug development applications.

We currently have limited revenue from sales of our Stellar KLH™ products. The list price for Stellar KLH™ protein ranges from approximately $15,000 to $50,000 per gram, depending on the purity, grade, preparation, packaging configuration and volume ordered. Product sales are highly dependent upon the rate of development and clinical trials of the active immunotherapies and other technologies being developed by third party customers, which utilize our products. The advancement and commercial success of third-party products utilizing Stellar KLH is dependent upon many factors, including available capital, trial recruitment and progress, and regulatory review. Revenue from these customers is highly variable, but historically is not subject to seasonal fluctuations.

Revenues from the sale of Stellar KLH™ products and contract services revenues related to Stellar KLH™ products in fiscal years 2016, 2015 and 2014 are as follows:

	2016	2015	2014

Product sales	$1,239,689	$563,689	$143,553
Contract services revenue	32,000	195,000	192,000

The geographic breakdown of revenues in fiscal years 2016, 2015 and 2014 are as follows:

	2016	2015	2014

Europe	43%	53%	41%
Asia	45%	38%	40%
U.S.	12%	9%	14%
Other countries	-	-	6%

Customers

We primarily market and distribute our products directly to biotechnology and pharmaceutical companies, academic institutions, clinical research organizations and research centers. Products are shipped to our customers from our facilities in Port Hueneme, California using a common carrier chosen by the customer. The geographic markets of our customers are principally Europe, the United States and Asia.

The customers that represent a significant portion of our total consolidated revenue in fiscal years 2016, 2015 and 2014 are as follows:

Customer	2016	2015	2014

OBI Pharma, Inc.	41%	17%	-
Eurogentec	25%	-	-
Neovacs SA	10%	15%	30%
AXON Neuroscience SE	-	16%	-
Amaran Biotechnology, Inc.	-	19%	35%
Araclon Biotech, SL	-	19%	-

Contracts, Supply Agreements and Collaboration Agreements

We have previously entered into, and intend to continue to enter into, agreements with third parties that will allow us to supply Stellar KLH™ in exchange for fees, revenues, or royalties. Supply agreements generally involve a customer’s commitment to purchase our Stellar KLH™ for use as an active pharmaceutical ingredient in the customer’s own immunotherapy products or as a finished product in their development programs. To date, our Stellar KLH™ protein has been used in research and development, preclinical, and clinical phases but has not yet been used in any commercialized and marketed products. Quantities required for clinical trials depend on, among other variables, the nature of the trial, the clinical indication, the number of patients enrolled, dosing regimens and vaccine manufacturing processes.

Agreements with Neovacs S.A.

Joint Venture Agreement and Formation of Neostell S.A.S.

In May 2016, we entered into a joint venture agreement with Neovacs S.A., a publicly-held biotechnology company in Paris, France for the formation of a joint venture company to manufacture and sell conjugated therapeutic vaccines. In July 2016, Neostell S.A.S., a French simplified stock corporation (Neostell), was formed to carry out the business of the joint venture. Neostell is expected to produce Neovacs’ Kinoid immunotherapy product candidates which utilize Stellar KLH™ as a carrier molecule ingredient. Neostell may also manufacture and sell other KLH-based immunotherapy products for third-party customers worldwide.

We hold a 30% equity interest in the joint venture in exchange for an initial capital contribution of €120,000. One-half of the initial contribution, approximately $67,000, was paid prior to June 30, 2016 with the balance due upon the occurrence of certain defined future events. We will also provide additional financing to Neostell, as may be required, on a pro rata basis in line with our equity interest. If Neostell does not achieve certain milestones by December 2017, it will be dissolved, unless the parties mutually agree to pursue the joint venture arrangement, or either party decides to purchase the equity interests of the other party. Each of the parties is entitled, upon the occurrence of certain defined events, to acquire the interest of the other party.

In connection with the formation of Neostell and the execution of its strategy, the parties intend over time to enter into an exclusive supply agreement within a limited field of use for Stellar to supply KLH to Neostell, a supply agreement designating Neostell as the exclusive manufacturer and supplier of the Neovacs’ vaccines, and services agreements for the provision of various knowledge and expertise by each of the parties. Neovacs will also license certain of its intellectual property to Neostell.

The joint venture has an initial ten-year term, renewable for successive five-year terms. If either party provides notice at least six months prior to the expiration date of an applicable term that it does not wish to continue its participation in the joint venture, the other party will have a right to acquire all of such terminating party’s equity interests in Neostell.

The joint venture agreement contains customary restrictions on transfer of the equity interests, tag-along and drag-along rights, non-competition, non-solicitation, confidentiality and termination provisions.

Supply Agreements

In April 2015, we entered into a supply agreement with Neovacs to extend and expand two prior supply agreements entered into in 2008 for the use of Stellar KLH™ in the development and manufacture of Neovacs’ active immunotherapies. Stellar KLH™ is used by Neovacs as a carrier molecule to stimulate an immune response in its Kinoid immunotherapy technology, which has two products currently in Phase II clinical trials for the treatment of lupus and Crohn’s disease.

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

Collaboration Agreement and Lease Agreement with Ostiones Guerrero S.A. de C.V.(Ostiones)

In July 2015, we entered into a collaboration agreement with Ostiones, a privately held commercial fishing corporation in Baja California, Mexico. The purpose of the agreement is to secure a strategic site in Baja California, Mexico for the potential development of an additional aquaculture locale and future expansion of our KLH production, subject to a site suitability study to be conducted over the next three years.

The agreement provides for Stellar and Ostiones to collaborate on the design, expansion and development of marine aquaculture resources and KLH production facilities in Baja California, Mexico to provide, exclusively for Stellar, an additional site for hatchery and maturation of Giant Keyhole Limpets and production of KLH. Ostiones will provide local manpower, labor and operational support, the costs of which are subject to our prior approval and monthly reimbursement. As part of the collaboration, Ostiones will gain access to our proprietary aquaculture techniques and expertise, support services and training to facilitate the expansion of Ostiones’ seafood production business. During the three-year term of the agreement and for five years thereafter, the parties are subject to customary non-competition and non-contravention provisions.

In June 2015, we entered into a lease agreement with Ostiones whereby Ostiones leased to Stellar undeveloped land in Baja California, Mexico to assess its suitability for the long-term development and potential expansion of our production capability. The first two years rent was prepaid in June 2015. The lease agreement and the collaboration agreement each expire in June 2018, unless terminated earlier. If we decide to proceed with development of the site, we have options to extend the lease for 30 years.

Under the terms of the collaboration and lease agreements, we will be responsible for certain improvements to the leased, undeveloped land, including construction of certain structures and a power-generating facility, which will be owned by us. We expect to enter into separate usage and supply agreements covering the use of site resources and utilities such as seawater and power, and for the production of Giant Keyhole Limpets by Ostiones exclusively for us. However, any such agreements are contingent upon completion of our site suitability assessment and we are currently under no obligation to execute such agreements at this time.

Supply Agreement with Araclon Biotech, S.L.

In November 2014, we entered into an exclusive supply agreement with Araclon Biotech SL, a privately-held biotechnology company headquartered in Spain and majority-owned by global healthcare company Grifols (Araclon). Araclon is developing beta amyloid-targeting active immunotherapies for neurodegenerative diseases with a primary focus on Alzheimer's disease. Araclon's patented technology involves immunization against amyloid-beta together with KLH as a carrier protein.

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

Intellectual Property and License Agreements

We hold important proprietary intellectual property related to KLH development and manufacture and to the environmental protection of the Giant Keyhole Limpet including, but not limited to, patents and trade secrets related to specialized aquaculture systems and technologies; spawning, selection and maintenance of the Giant Keyhole Limpet; non-lethal KLH protein extraction methods; and the processing, purification and production of KLH formulations. Our proprietary methods also include methods for the control of larval development, metamorphosis and maturation of the Giant Keyhole Limpets, which we protect as trade secrets.

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

We hold patent protection for our non-lethal extraction methods of hemocyanin in the United States and other countries, including one issued patent in the United States, U.S. Patent No. 6,852,338, which currently expires in 2023, and covers a two-step method for obtaining hemolymph from a live gastropod mollusk. This U.S. patent was originally granted to our Chief Executive Officer, Frank Oakes, who assigned the patent to the Company in August 2002. Foreign patent counterparts were granted in Canada, France and Germany.

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

License Agreement with University of Guelph

In July 2013, we acquired the exclusive, worldwide license to certain patented technology for the development of human immunotherapies against Clostridium difficile infection (C. diff), a highly contagious bacteria spread by human contact, from the University of Guelph, Ontario, Canada (the “Guelph License”). Under the terms of the Guelph License, we have the exclusive rights to develop, manufacture, and sell active immunotherapies to treat C. diff infection that derive from the technology covered by certain of the University’s international patents and patent applications.

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

As additional consideration, we also issued to the University of Guelph 37,120 common shares and warrants to purchase up to 27,840 of our common shares with an exercise price of C$12.50 per share. The warrants expired on January 23, 2015 without being exercised. We reimbursed patent filing costs of approximately $11,000, $52,000, and $34,000 in fiscal 2016, 2015 and 2014, respectively, and will reimburse certain future patent filing, prosecution, and maintenance costs.

We are required to pay up to an aggregate of $6,020,000 in milestone payments to the University of Guelph upon achievement of various financing and development targets up to the first regulatory approval. Remaining milestone payments totaling $57,025,000 are related to achievement of sales targets. We are required to provide regular reports to the University of Guelph regarding product development efforts, and progress toward meeting certain milestones. A financing milestone was met during fiscal 2014 and, accordingly, we made a milestone payment of $100,000 to the University of Guelph. No other milestones have been met to date, and there can be no assurance that any remaining milestones will be met in the future.

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

Collaboration Agreement and Exclusive Licensing Rights with Bayer Innovation GmbH

In August 2011 we acquired an exclusive, worldwide sub-licensable and royalty-free license to the technology we developed under collaboration with Bayer Innovation GmbH (Bayer) for the improved production method and process yields for Stellar KLH™. The license included a carve-out by Bayer to use the technology in certain non-Hodgkin Lymphoma active immunotherapies, but we may exclusively commercialize the technology in other fields. We paid Bayer $200,000 in 2011 for the licensing rights, which are jointly owned by Bayer and us. We assessed the licensing rights for impairment and wrote off the unamortized balance in July 2014.

Grants

We have historically financed a portion of our operations through the receipt of monetary grants made available through programs funded and administered by various U.S. government entities.

In the fiscal 2014, we recognized, through our California subsidiary, the remaining $36,579 in grant funding from the National Science Foundation (NSF) Small Business Innovation Research (SBIR) through the Technology Enhancement for Commercial Partnerships program under Phase II and Phase IIB grants, which totaled approximately $1.2 million over a 4-year period. Our project was entitled “Megathura Crenulata Post Larval Culture - Bottleneck for a Valuable Medical Resource,” and the purpose of the project was to allow for the full implementation of the commercial scale aquaculture systems for KLH production and development of a validated KLH-based immunogenicity assay. Grant revenues were recorded as we fulfilled the grant requirements. In addition to NSF grants, we also receive grants from time to time for the development of new technology from the National Institutes of Health, National Cancer Institute (NIH), the California Technology Investments Program (CalTIP), and Internal Revenue Service (IRS) qualifying therapeutic discovery project grants.

Competition

The immunotherapy industry is rapidly evolving and new competitors with competing technologies and products are regularly entering clinical development and the market. We compete on the basis of: the advantages and disadvantages of Stellar KLHTM as compared to other KLH proteins manufactured by our competitors; our ability to educate the industry about the high quality, and sustainable and traceable features, of Stellar KLHTM; our ability to supply scalable quantities of GMP grade KLH; product efficacy; customer service; and the price and demonstrated cost-effectiveness of Stellar KLHTM as compared to our competitors. We believe that our products and services currently compete favorably with respect to such factors. However, we may not be able to maintain our competitive position against current and potential competitors. We compete directly with Biosyn Corporation, a pharmaceutical and biotechnology company which manufactures KLH starting material and offers clinical and research grade KLH products. We also compete directly with SAFC, a division of Sigma-Aldrich, which offers clinical and research grade KLH products manufactured from its own starting material from ocean harvested limpets and from aquaculture starting material purchased from us. In addition to competition from current suppliers of KLH, we also face indirect competition from developers of other carrier proteins, adjuvants or therapeutic vaccine platforms. We are unable to predict what effect evolution of the KLH and immunotherapy industries and potential new entrants may have on price, selling strategies, intellectual property or our competitive position.

Government Regulation

Our operations, including our aquaculture and harvesting activities, as well as production operations, site development, and drug research, development and sales, are subject to complex regulation at the local, state and federal levels in the United States by a number of regulatory agencies including, but not limited to, the U.S. Food and Drug Administration, the U.S. Environmental Protection Agency, the U.S. Fish and Wildlife Service, the U.S. Secretary of the Navy, the Regional Water Quality Control Board Los Angeles Region, the California Department of Fish and Wildlife, the California Coastal Commission, the California Air Pollution Control Board, the County of Ventura, and the City of Port Hueneme.

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

In addition to regulations in the United States, we may be subject to a variety of foreign regulations related to research, manufacturing, and the commercial sale and distribution of our products, to the extent we choose to manufacture, sell or distribute any products outside of the United States. The requirements governing our activities in jurisdictions outside the United States vary greatly from country to country.

Product Development and Customer Regulatory Support

Currently, none of our products are subject to approval as a drug by any regulatory authority. However, a number of our customers and strategic partners are utilizing Stellar KLH™ in the development of pharmaceuticals and immunotherapies that are subject to the regulatory approval process in various jurisdictions.

We have submitted Type II Master Files for our KLH drug substance and drug product formulations to the FDA Center for Biologics Evaluation and Research (CBER) and the FDA Center for Drug Evaluation and Research (CDER). A Master File is a confidential, detailed dossier kept on file at the FDA that contains the proprietary information on the manufacture and safety of a drug component. These files can be used to support the regulatory approval process for customers’ immunotherapy products that use our Stellar KLH™, while allowing us to control access to our manufacturing data.

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

Employees

As of December 9, 2016, we had 23 employees. We consider our employee relations to be good. None of our employees are represented by a labor union or collective bargaining agreement.

Corporate Information

We operate through our wholly-owned subsidiary, Stellar Biotechnologies, Inc., a California corporation which was organized September 9, 1999. We acquired the subsidiary on April 12, 2010 through a reverse merger and began trading on the TSX Venture Exchange (TSX-V) under the symbol “KLH” on April 19, 2010. We were originally incorporated in Canada on June 12, 2007 under the name China Growth Capital, Inc. and subsequently changed our name to CAG Capital, Inc. on April 15, 2008. We began trading on the TSX Venture Exchange as a Canadian capital pool company on August 29, 2008, and became a British Columbia corporation on November 25, 2009. Our reverse merger in April 2010 constituted our “qualifying transaction” under Canadian law, at which time we changed our name to Stellar Biotechnologies, Inc. In January 2013, we began trading on the U.S. OTCQB Marketplace Exchange under the symbol “SBOTF” and, on November 5, 2015, our common shares began trading on The Nasdaq Capital Market (Nasdaq) under the symbol “SBOT.” On March 29, 2016, at our request, our common shares were voluntarily delisted from the TSX-V in Canada and ceased trading on the TSX-V as of the close of business on April 8, 2016.

Our executive offices are located at 332 East Scott Street, Port Hueneme, California 93041. Our phone number is (805) 488-2800. Our website address is www.stellarbiotechnologies.com. The contents of our website are not part of this Annual Report on Form 10-K for any purpose or otherwise incorporated by reference. Our website address is included for information only.

Available Information

We file or furnish periodic reports, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Such reports and filings may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at (800) SEC-0330 or by sending an email to the SEC at publicinfo@sec.gov. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our reports, proxy statements and other information are also made available, free of charge, on our investor relations website at http://ir.stellarbiotechnologies.com as soon as reasonably practicable after we electronically file such information with the SEC. References to our corporate website address (www.stellarbiotechnologies.com) in this Annual Report on Form 10-K are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

Item 1A.       RISK FACTORS.

Certain factors may have a material adverse effect on our business, financial conditions and results of operations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes, before deciding to invest in our common shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected.

Risks Related to Our Business

We have a history of net losses and limited cash flow to sustain our operations.

We currently have limited revenue from product sales of Stellar KLHTM, and anticipate our planned total operating expenses will be greater than our revenues for the foreseeable future. We incurred net losses of $5.03 million in fiscal 2016, $2.84 million in fiscal 2015 and $8.44 million in fiscal 2014. As of September 30, 2016, we have an accumulated deficit of $40.2 million since inception. To date, we have not paid dividends on our common shares and do not anticipate doing so in the foreseeable future. We have historically relied upon the sale of common shares to help fund our operations and meet our obligations. Any future additional equity financing would cause dilution to current shareholders. If we do not have sufficient capital for our operations, management would be forced to reduce or discontinue our activities, which would have a negative effect on our operations and financial condition.

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

A primary market for our Stellar KLHTM products is its use as a component of active immunotherapies under development. The pharmaceutical industry is subject to significant government regulation, which varies from country to country. Many of the products being developed by our customers that utilize our Stellar KLHTM are not yet approved for commercial sale. Before regulatory approvals for the commercial sale of any drug is granted, it must be demonstrated through preclinical research and clinical trials to be safe and effective for its intended use in humans. The process to determine safety and efficacy, including clinical trials, is expensive, prolonged and uncertain. The time necessary to complete these processes and clinical trials, and to submit applications for regulatory approvals, is difficult to predict and is subject to numerous factors outside of our control. Such clinical trials may not be successful. Larger or later stage clinical trials may not produce the same results as earlier trials. Successful results in clinical trials may not result in regulatory approval, due to certain factors including unacceptable side effects or safety issues. If regulatory approval is granted for any drug or product that utilizes Stellar KLHTM, it will be subject to ongoing regulatory requirements, which include registration, manufacturing, labeling, advertising and promotion, packaging, distribution, record keeping and reporting, and storage. Manufacturing facilities, both those operated by us and by our contractors, would be subject to continual review and inspection, and failure to meet these regulatory requirements can interrupt, delay, or shut down these facilities. Previously unknown problems may result in regulatory restrictions on such products, including withdrawal from the marketplace. Delays in obtaining regulatory approvals for products developed by our customers that use Stellar KLHTM, or failure to obtain or maintain regulatory approvals altogether, would have a negative effect on market demand for our Stellar KLHTM products, and have a negative effect on our operations and financial condition.

Our business is geographically concentrated and if a catastrophic event, such as a hurricane, an earthquake or coastal flooding, were to impact our facilities, our business may be disrupted which could result in serious harm to our business, results of operations and financial condition.

Our aquaculture operations, research and manufacturing facilities, laboratory space, and executive offices are all located in Port Hueneme, California, a coastal city located along the Pacific Ocean. To date, we have conducted all of our aquaculture operations, research and manufacturing at these facilities and we currently have no active backup facilities or second sites. In July 2015, we entered into a collaboration agreement with Ostiones Guerrero S.A. de C.V. to secure a strategic site in Baja California, Mexico for the development of an additional aquaculture locale and expansion of our KLH production. However, we do not anticipate the site to be available for manufacture and production until 2018 at the earliest. There can be no assurance that these expansion plans will result in successful development of additional sites of research and manufacturing and KLH production outside of our Port Hueneme location. If a hurricane, an earthquake or other natural disaster, including coastal flooding, or a virus affecting our limpet colony, were to impact our facilities, we may be unable to manufacture our KLH products, which would have a serious disruptive impact on our business and a material adverse effect on our results of operations and financial condition. While we carry personal property insurance, such insurance may not be adequate to compensate us for losses from any damage or interruption of our business operations resulting from a hurricane, an earthquake, coastal flooding or other catastrophic event.

Uncertainty in the global geopolitical landscape from recent events may impede the implementation of our strategy outside the United States.

There may be uncertainty as to the position the United States will take with respect to world affairs and events following the 2016 U.S. presidential election and related change in political agenda, coupled with the transition of administrations. This uncertainty may include such issues as U.S. support for existing treaty and trade relationships with other countries. This uncertainty, together with other key global events during 2016 (such as the continuing uncertainty arising from the Brexit referendum in the United Kingdom as well as ongoing terrorist activity), may adversely impact (i) the ability or willingness of non-U.S. companies to transact business in the United States, including with Stellar (ii) regulation and trade agreements affecting U.S. companies, (iii) global stock markets ( including The Nasdaq Capital Market on which our common shares are traded), and (iv) general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.

Our joint venture with Neovacs involves numerous risks that could adversely impact our financial results.

In May 2016, we entered into a strategic relationship with Neovacs S.A. to manufacture and sell conjugated therapeutic vaccines through a newly-formed joint venture entity in France called Neostell S.A.S. This relationship is subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:

•	our interests could diverge from those of Neovacs or we may not be able to agree on ongoing manufacturing and operational activities, or on the amount, timing, or nature of further investments in Neostell;

•	we may experience difficulties in transferring technology to Neostell;

•	we may experience difficulties and delays in manufacturing and production at Neostell;

•	as a minority partner, our control over the operations of Neostell is limited;

•	Neovacs may be unable to meet its commitments to us or to Neostell, which may pose credit risks for our transactions with them;

•	due to differing business models or long-term business goals, we and Neovacs may not participate to the same extent on funding capital investments in Neostell;

•	our working capital or cash flows may be inadequate to fund increased capital requirements in Neostell;

•	we may experience difficulties or delays in collecting amounts due to us from Neostell and/or Neovacs due to multinational financial regulations or geopolitical forces beyond our control; and

•	shifts in the geopolitical landscape resulting from the 2016 U.S. presidential election may result in tax, legal, or regulatory changes in the United States, France and/or the European Union, thereby necessitating amendments to the agreements with Neovacs and/or the structure of the joint venture.

If our joint venture with Neovacs is unsuccessful, our business, results of operations, or financial condition may be materially adversely affected.

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

We plan to develop an additional aquaculture locale and expand KLH production on leased, undeveloped land in Baja California, Mexico. We are currently engaged in a three-year study to assess the suitability of the site, and to initiate the design, expansion, and development of aquaculture resources and KLH production facilities there. There are certain administrative, legal, governmental and societal risks to operating in Mexico that could adversely impact our ability to expand our operations there. Any one or more of the risks that could adversely affect our ability to successfully implement our expansion and therefore ultimately have a material adverse effect on our business, financial condition and results of operations include, without limitation:

•	geopolitical factors resulting from the 2016 U.S. presidential election and related change in administration, that could adversely impact the ongoing relationship between the United States and Mexico and/or the continuity of the North American Free Trade Agreement, or NAFTA, in its present form;

•	regional political and economic instability;

•	rate of crime in Mexico;

•	ability to hire and maintain a significant work force;

•	burdensome and evolving government regulations;

•	cooperation of various departments of the Mexican government in issuing permits, and inspecting our operations on a timely basis;

•	providing adequate security for our employees; and

•	change in the value of the Mexican peso.

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

The immunotherapy industry is rapidly evolving and new competitors with competing technologies and products are regularly entering the market. Our Stellar KLHTM products are similar to KLH-based products produced by other companies. While we believe we are the only company that offers GMP grade KLH supported by fully traceable manufacturing methods, we may not be able to maintain our competitive position against current and potential competitors. We compete directly with Biosyn Corporation, a pharmaceutical and biotechnology company which manufactures KLH starting material and offers clinical and research grade KLH products. We also compete directly with SAFC, a division of Sigma-Aldrich, which offers clinical and research grade KLH products manufactured from its own starting material from ocean harvested limpets and from aquaculture starting material purchased from us. Some of our competitors, both public and private, have greater financial and personnel resources than us, and have greater sales and marketing experience in the industry than us. If they are able to produce and sell comparable KLH products for less than us, it will have a negative effect on our operations and financial position. In addition to competition from current suppliers of KLH, we also face indirect competition from developers of other carrier proteins, adjuvants or therapeutic vaccine platforms. We are unable to predict what effect evolution of the KLH and immunotherapy industries and potential new entrants may have on price, selling strategies, intellectual property or our competitive position.

We may not be able to meet demand for KLH from either internally raised or ocean harvest sources.

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

We contract with third party vendors, including contract manufacturing organizations and contract testing organizations, for certain steps in the manufacture and testing of our products, and may be unable to establish and maintain relationships with qualified manufacturers in order to produce sufficient supplies of our finished products.

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

In conducting our research and development and commercialization activities, we currently rely, and expect to continue to rely, on collaboration and supply agreements with third parties, such as contract research organizations, commercial partners, universities, governmental agencies and not-for-profit organizations, for strategic, technological, and financial resources. The inability to secure agreements on acceptable terms, the termination of these relationships, changes in our strategy or development plans or those of third parties, or failure to perform by us or third parties who are subject to regulatory, competitive and other risks, under their respective agreements or arrangements with us, would substantially disrupt or delay our research and development and commercialization activities, including anticipated commercial sales. Any such loss would likely increase our expenses and materially harm our business, financial condition and results of operation.

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

Our ability to be successful in the highly competitive biotechnology and pharmaceutical industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and other personnel. Our performance is substantially dependent on the research and development and business development expertise of Frank Oakes, our President and Chief Executive Officer, and other executive officers. We do not have employment agreements currently in effect with Mr. Oakes and other executive officers, and they are free to leave their employment with us at any time.

There is little possibility that this dependence will decrease in the near term. The loss of the services of Mr. Oakes, or the increased demands placed on our key executives and personnel by our continued growth, could adversely affect our financial performance and our ability to execute our strategies. Our continued success also depends on our ability to attract and retain qualified team members to meet our future growth needs. We may not be able to attract and retain necessary team members to operate our business.

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

Our activities are subject to regulation in the United States and in the foreign jurisdictions in which we operate. Failure to comply with applicable laws and regulations could adversely impact our operations

Our operations, including our aquaculture and harvesting activities, and our production activities, are subject to regulation at the local, state and federal levels in the United States by a number of regulatory agencies including, but not limited to, the U.S. Food and Drug Administration, the U.S. Environmental Protection Agency, the U.S. Fish and Wildlife Service, the U.S. Secretary of the Navy, The Regional Water Quality Control Board, the California Department of Fish and Wildlife, and similar foreign agencies. In addition to regulations in the United States, we may be subject to a variety of foreign regulations related to research, manufacturing, and the commercial sales and distribution of our products, to the extent we choose to manufacture, sell or distribute any products outside of the United States. If we are unable to comply with laws and regulations in the United States and elsewhere, our operations could be restricted, or sanctions could be imposed on us, if we are found to not be in compliance with any such regulation.

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

Risks Related to Intellectual Property

The inability to protect our intellectual property rights could result in competitive harm to our Company.

Our success and ability to maintain our competitive position depends on our ability to protect our intellectual property, including by obtaining patent protection in the United States and other countries, or through protection of our trade secrets, including unpatented know-how, technology and other proprietary information. When appropriate, we seek to protect our proprietary position by filing patent applications in the United States and other countries. If we are unable to protect our intellectual property, whether by obtaining patents or through trade secret protection, our competitors could develop and commercialize products similar or identical to ours.

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

There are numerous recent changes to the U.S. patent laws and proposed changes to the rules of the United States Patent and Trademark Office (USPTO) that may have a significant impact on our ability to obtain and enforce intellectual property rights. In particular, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was adopted in September 2011. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. Under the Leahy-Smith Act, the United States transitioned from a “first-to-invent” system to a “first-inventor-to-file” system for patent applications filed on or after March 16, 2013. With respect to patent applications filed on or after March 16, 2013, if we are the first to invent but not the first to file a patent application, we may not be able to fully protect our intellectual property rights and may be found to have violated the intellectual property rights of others if we continue to operate in the absence of a patent issued to us. Many of the substantive changes to patent law associated with the Leahy-Smith Act have recently become effective. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents that issue, all of which could have a material adverse effect on our business and financial condition.

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

Our success depends, in part, on our ability to operate without infringing the patents and other proprietary intellectual property rights of third parties. This is generally referred to as having the “freedom to operate.” The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property claims, interference proceedings and related legal and administrative proceedings, both in the United States and internationally, involve complex legal and factual questions. As a result, such proceedings are lengthy, costly and time-consuming, and their outcome is highly uncertain. We may become involved in protracted and expensive litigation in order to determine the enforceability, scope and validity of the proprietary rights of others, or to determine whether we have the freedom to operate with respect to the intellectual property rights of others.

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

Risks Related to Ownership of Our Securities

The price of our common shares may be subject to substantial volatility.

Although our common shares are listed on The Nasdaq Capital Market in the United States, there can be no assurance that an active public market will be sustained for our common shares. If there is a thin trading market or “float” for our common shares, the market price for our common shares may fluctuate significantly more than the stock market as a whole. Without a large float, our common shares would be less liquid than the stock of companies with broader public ownership and, as a result, the trading price of our common shares may be more volatile.

Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common shares has been in the past, and may continue in the future to be subject to wide fluctuations in response to several factors, including:

•	our quarterly or annual operating results;

•	our cash and cash equivalents position;

•	changes in our earnings estimates;

•	investment recommendations by securities analysts following our business or our industry;

•	additions or departures of key personnel;

•	changes in the business, earnings estimates or market perceptions of our competitors;

•	our failure to achieve operating results consistent with securities analysts’ projections;

•	announcements or the expectation of raising additional financing;

•	sales of our common shares by us, our insiders or other shareholders;

•	the status of our listing on the Nasdaq;

•	changes in industry, general market or economic conditions; and

•	announcements of legislative or regulatory changes in the United States and in other countries where we transact business.

The stock markets in general, and the small-cap biotech market, in particular, have experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes often appear to occur without regard to specific operating performance. The price of our common shares could fluctuate based upon factors that have little or nothing to do with our company and these fluctuations could materially reduce our share price.

If we cannot meet Nasdaq’s continuing listing requirements and Nasdaq rules, Nasdaq may delist our securities, which could negatively affect our company and the price of our securities.

On November 3, 2015, our common shares were approved for listing on The Nasdaq Capital Market and began trading on November 5, 2015. In order to meet certain initial listing requirements of Nasdaq, on September 2, 2015, we effected a consolidation of our issued and outstanding common shares on the basis of one (1) post-consolidation common share for every ten (10) pre-consolidation shares. We also amended our Articles to comply with certain corporate governance requirements set forth in the Nasdaq Listing Guide, which amendment was approved at a special meeting of our shareholders. These actions were time consuming and required substantial expense on the part of our Company. Although our shares are currently listed on Nasdaq, in the future, we may not be able to meet the continued listing requirements of Nasdaq, which require, among other things, a minimum bid price of $1.00 per share for common shares listed on the exchange. If we are unable to satisfy the Nasdaq criteria for maintaining our listing, our securities could be subject to delisting. Trading of our securities may still be eligible for an over-the-counter market or electronic bulletin board. As a consequence of any such delisting, our shareholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our securities.

We may require additional financing or financings, which would result in substantial dilution to existing shareholders.

Management currently estimates that our operations, including research and development, capital expenditures and general and administrative expenses, will require approximately $6.5 million for the fiscal year ending September 30, 2017. We believe our cash and cash equivalents and short-term investments at September 30, 2016 are sufficient to meet estimated working capital requirements and fund planned operations for at least the next 12 months. Notwithstanding the above, we may decide to expand operations, undertake strategic acquisitions or determine some other business need. In such case, we would then seek financing for such events through the sale of additional common shares, debt securities or bank loans. Our ongoing research and development activities may be dependent upon our ability to obtain funds, which may include the sale of common shares, as well as possible debt financings, joint ventures, or other means. Such sources of financing may not be available on acceptable terms, if at all. Failure to obtain such financing may result in delay or indefinite postponement of research and development of our Stellar KLHTM. Any transaction involving the issuance of previously authorized but unissued common shares, or securities convertible into common shares, could result in dilution, possibly substantial, to present and prospective holders of common shares and may be on terms less favorable to us.

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

The material differences between the British Columbia Business Corporations Act (the “BCBCA”) as compared to the Delaware General Corporation Law (the “DGCL”) which may be of most interest to shareholders include the following: (i) for material corporate transactions (such as amalgamations, other extraordinary corporate transactions, amendments to the notice of articles and amendments to the Articles), the BCBCA generally requires a two-thirds majority vote by shareholders (and, in addition, especially where the holders of a class of shares are being affected differently from others, approval will be required by holders of two-thirds of the shares of such class voting in a meeting called for that purpose), whereas the DGCL generally only requires a majority vote of shareholders for similar material corporate transactions; (ii) quorum for shareholders meetings is not prescribed under the BCBCA and is 33-1/3% under our Articles (to assure compliance with Nasdaq corporate governance requirements); whereas, under the DGCL, quorum requires the holders of a majority of the shares entitled to vote to be present; and (iii) our Articles require a two-thirds majority vote of shareholders to pass a resolution for one or more directors to be removed, whereas the DGCL requires only the affirmative vote of a majority of the shareholders.

Risks Related to an Emerging Growth Company

We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), and as a result, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the date of our initial registration statement on Form 20-F, which was February 3, 2012, (b) in which we have more than $1.0 billion in annual revenues, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common shares that is held by non-affiliates exceeded $700 million as of the prior March 31st, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We may choose to take advantage of some but not all of these reduced reporting burdens.

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

Item 1B.       UNRESOLVED STAFF COMMENTS.

None.

Item 2.          PROPERTIES.

We currently lease 4,300 square feet of executive office and laboratory space in Port Hueneme, California under a lease which was renewed in July 2016 for a two-year term, with options to renew for three successive two-year terms.

Our aquaculture operations are land-based, and encompass three buildings and a 37,000 square foot oceanfront leasehold facility in the Port Hueneme Aquaculture Business Park, located along the Pacific Coast. These facilities include our aquaculture, manufacturing, and laboratory operations, and are leased from the Oxnard Harbor District under three sublease agreements that expire in September and October 2020 with options to extend the leases for two additional five-year terms.

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

Market Information

Our common shares trade on The Nasdaq Capital Market in the United States under the symbol “SBOT” since November 5, 2015.

From January 15, 2013 through November 4, 2015, our common shares were traded in the United States on the U.S. OTCQB Marketplace Exchange under the symbol “SBOTF.” From April 19, 2010 to April 8, 2016 our common shares traded on the TSX Venture Exchange in Canada under the symbol “KLH.”

The table below lists the high and low closing prices for our common shares for each fiscal quarter during 2016 and 2015 as reported by Nasdaq, Inc. or OTC Markets Group, Inc, as applicable. The OTC quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The prices have been adjusted to reflect the one share for ten shares reverse share split completed on September 2, 2015.

Common Shares Trading Activity

Nasdaq Capital Market and OTCQB Marketplace

	U.S. Dollars
Period	High	Low

Fiscal Year 2016
Fourth Quarter Ended 9/30/16	$3.82	$2.13
Third Quarter Ended 6/30/16	4.70	2.44
Second Quarter Ended 3/31/16	6.85	4.81
First Quarter Ended 12/31/15 (after 11/4/15)	9.41	6.49
First Quarter Ended 12/31/15 (through 11/4/15)*	8.56	6.75

Fiscal Year 2015
Fourth Quarter Ended 9/30/15*	$9.04	$5.30
Third Quarter Ended 6/30/15*	9.15	6.11
Second Quarter Ended 3/31/15*	11.72	8.50
First Quarter Ended 12/31/14*	15.40	10.20
* OTC quotations

The table below lists the high and low sales prices for our common shares on the TSX Venture Exchange for the first two fiscal quarters during 2016 and the partial third quarter through April 8, 2016, and for each fiscal quarter during 2015. The quotations on the TSX Venture Exchange were obtained from QuoteMedia.com. These quotations reflect adjusted close prices, and may not necessarily represent actual transactions. The prices have been adjusted to reflect the one share for ten shares reverse share split completed on September 2, 2015.

Common Shares Trading Activity

TSX Venture Exchange

	Canadian Dollars
Period	High	Low

Fiscal Year 2016
Third Quarter Ended 6/30/16 (through 4/8/16)	$6.07	$4.90
Second Quarter Ended 3/31/16	9.44	6.30
First Quarter Ended 12/31/15	12.55	8.92

Fiscal Year 2015
Fourth Quarter Ended 9/30/15	$11.99	$6.70
Third Quarter Ended 6/30/15	11.40	7.40
Second Quarter Ended 3/31/15	13.90	10.70
First Quarter Ended 12/31/14	17.30	11.60

Holders

As of December 9, 2016, we had 10,136,258 common shares outstanding, with 18 shareholders of record. The number of record shareholders was determined from the records of our stock transfer agent and does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms.

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

The graph set forth below compares the cumulative total return of our common shares to the Nasdaq Composite Index and the Nasdaq Biotechnology Index based on the period from August 31, 2011 through the Company’s fiscal year end on September 30, 2016. The graph assumes $100 was invested on August 31, 2011 in our common shares and in each of the comparative indices and assumes reinvestment of dividends, if any.

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

	8/31/11	8/31/12	8/31/13	8/31/14	9/30/15	9/30/16
Stellar Biotechnologies, Inc.	$100	$60.71	$253.73	$288.17	$115.99	$43.50
Nasdaq Composite Index	$100	$120.26	$142.81	$184.44	$188.33	$219.26
Nasdaq Biotechnology Index	$100	$141.71	$202.24	$289.21	$316.85	$302.65

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.          SELECTED FINANCIAL DATA.

Our selected financial data in the table below is derived from our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). Our auditors for the fiscal years ended September 30, 2016 and 2015 and August 31, 2014, Moss Adams LLP, conducted the audits in accordance with United States generally accepted auditing standards, and the standards of the Public Company Accounting Oversight Board. Our auditors for the fiscal years ended August 31, 2013 and 2012, D&H Group LLP, conducted the audits in accordance with Canadian generally accepted auditing standards, and the standards of the Public Company Accounting Oversight Board. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our audited financial statements and notes thereto that are included in this Annual Report on Form 10-K.

Selected Financial Data

Expressed in U.S. dollars

	Year Ended September 30, 2016	Year Ended September 30, 2015	Year Ended August 31, 2014	Year Ended August 31, 2013	Year Ended August 31, 2012

Net revenues	$1,271,689	$758,689	$372,132	$545,469	$286,054
Net loss	(5,026,080)	(2,843,029)	(8,439,523)	(14,495,779)	(5,529,278)
Net loss per share	(0.57)	(0.36)	(1.11)	(2.81)	(1.26)
Total assets	12,937,804	10,385,927	14,473,962	8,513,358	1,543,878
Long-term obligations	-	-	5,352,663	6,835,199	124,141

Supplementary Financial Information

Selected Quarterly Financial Data

U.S. dollars are shown in thousands, except per share data

	For the Year Ended September 30,				For the Year Ended September 30,
	2016				2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Revenues	$277	$181	$326	$488	$200	$158	$188	$213
Net income (loss) for period	(1,349)	(1,194)	(861)	(1,622)	(1,538)	464	(426)	(1,343)
Income (loss) per share - Basic	(0.13)	(0.14)	(0.10)	(0.19)	(0.19)	0.06	(0.05)	(0.17)
Income (loss) per share - Diluted	(0.13)	(0.14)	(0.10)	(0.19)	(0.19)	0.05	(0.05)	(0.17)

Fluctuations in net income (loss) between quarters can be mainly attributed to changes in fair value of warrant liability shown in thousands as follows:

	For the Year Ended September 30,				For the Year Ended September 30,
	2016				2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Change in fair value of warrant liability - gain (loss)	$-	$-	$-	$(212)	$(325)	$1,254	$1,062	$140

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Since inception, we have primarily financed our activities through the issuance of common shares, exercise of warrants, grant revenues, contract services revenue, and product sales. In July 2016, the Company closed a $6.75 million registered direct offering. Management believes our financial resources are adequate to support our current initiatives at the current level for at least the next 12 months. Management is also continuing the ongoing effort toward expanding the customer base for existing marketed products, and we may seek additional financing alternatives, including additional equity financing, debt financing, bank loans, or nondilutive financing alternatives including applying for grants and entering into collaboration and/or licensing arrangements.

Results of Operations

The greatest impact on the comparison of our consolidated statements of operations is from fluctuations in the change in fair value of our warrant liability. As a result of having exercise prices denominated in a currency other than our functional currency, our warrants with Canadian dollar exercise prices met the definition of derivatives and were therefore classified as derivative liabilities measured at fair value with noncash adjustments to fair value recognized through the consolidated statements of operations. Fair values were based on the Black-Scholes option valuation model. The losses and gains in each year were a reflection of our share price fluctuations whereby increases in share prices caused greater warrant liability and a resulting loss on fair value of warrant liability, while decreases in share prices caused a resulting gain on fair value of warrant liability. Changes in fair value of warrant liability had no impact on cash flow. If the warrants were exercised, the warrant liability was reclassified to common shares. If the warrants expired, the decrease in warrant liability offset the changes in fair value. All warrants with exercise prices denominated in Canadian dollars were exercised or expired by December 31, 2015. Therefore, there was no change in fair value after that time.

Fiscal Year Ended September 30, 2016

Our total revenues increased by $513,000 to $1,271,689 for fiscal 2016 compared to $758,689 for fiscal 2015. Product sales increased by $676,000 to $1,239,689 for fiscal 2016 compared to $563,689 for fiscal 2015 primarily due to an increase in the number of customers and greater product sales volume, including sales under supply agreements and custom manufactured products. Contract services revenue decreased by $163,000 to $32,000 for fiscal 2016 compared to $195,000 for fiscal 2015 as a result of the successful conclusion of a collaboration agreement in December 2015.

Our total expenses increased by $1,082,764 to $6,180,045 for fiscal 2016 compared to $5,097,281 for fiscal 2015.

Our costs of sales and contract services increased by $237,742 to $818,556 for fiscal 2016 compared to $580,824 for fiscal 2015, due to increased product sales.

Our research and development expenses increased by $699,956 to $1,729,445 fiscal 2016 compared to $1,029,489 for fiscal 2015. The increase was a result of additional research and development in aquaculture, both in the U.S. and for our aquaculture feasibility assessment in Baja California, Mexico; improvements in analytical, manufacturing, and purification processes; stability studies; and formulation development.

Our general and administrative expenses increased by $95,227 to $3,322,772 for fiscal 2016 compared to $3,227,545 for fiscal 2015. The increase resulted from increased corporate expenses, including our Nasdaq listing fees; compensation increases; and expanded business development and investor relations activities; offset by decreases in legal fees due to the Form S-3 shelf registration statement and our transition to reporting as a U.S. domestic issuer during fiscal 2015.

Other income decreased by $1,642,887 to an overall loss of $110,524 for fiscal 2016 compared to an overall gain of $1,532,363 for fiscal 2015 primarily due to a noncash change in fair value of warrant liability, which fluctuated to a loss of $211,956 for fiscal 2016 compared to a gain of $2,131,062 in fiscal 2015. All warrants with Canadian dollar exercise prices were exercised or expired by December 2015 and, consequently, there was no warrant liability and no gain/loss in fair value of warrant liability after that time. These fair value gains and losses occur in inverse relation to changes in our share price that affect the Black Scholes valuation model. The loss in fiscal 2016 is a result of the increase in our share price from September 30, 2015 to the exercise dates of the warrants compared to the gain in fiscal 2015 as a reflection of both the decrease in our share price from September 30, 2014 to the exercise dates of warrants during the year and the decrease in our share price from $11.90 at September 30, 2014 to $6.40 for warrants outstanding at September 30, 2015. Our foreign exchange gain in fiscal 2016 was $76,800 compared to a foreign exchange loss of $653,333 in fiscal 2015. The change over the prior year was due to improved exchange rates for our Canadian cash and cash equivalents. The portion of foreign exchange realized in cash was gain of $2,137 in fiscal 2016 and loss of $14,995 in fiscal 2015.

Our net loss for fiscal 2016 was $5,026,080, or $0.57 per basic share, compared to a net loss of $2,843,029, or $0.36 per basic share, for fiscal 2015. The increase in net loss of approximately $2.2 million for fiscal 2016 was primarily due to significant fluctuations in non-cash gain/loss in fair value of warrant liability and non-cash foreign exchange gain/loss, as well as increased research and development expenses, which were offset by increased product sales.

Fiscal Year Ended September 30, 2015

Our total revenues increased by $386,557 to $758,689 for fiscal 2015 compared to $372,132 for fiscal 2014. Product sales increased by $420,136 to $563,689 for fiscal 2015 compared to $143,553 for fiscal 2014 due to an increase in the number of customers and greater product sales volume including sales under supply agreements and custom manufactured products. Contract services revenue increased by $3,000 to 195,000 for fiscal 2015 compared to $192,000 for fiscal 2014 due to the net impact of services performed under a collaboration agreement entered into December 2013 and completion of services in December 2014 related to a supply agreement. There were no grant revenues for fiscal 2015 compared to $36,579 in fiscal 2014 due to the completion of work associated with our Phase II/IIB grants from the National Science Foundation (NSF) Small Business Innovation Research (SBIR) through the Technology Enhancement for Commercial Partnerships program.

Our total expenses decreased by $993,367 to $5,097,281 for fiscal 2015 compared to $6,090,648 for fiscal 2014.

Our costs of sales and contract services increased by $111,675 to $580,824 for fiscal 2015 compared to $469,149 for fiscal 2014, due to increased sales and contract services revenue. Also, due to the early stage of our development in fiscal 2014, all manufacturing costs of production were expensed during that period. There were no grant expenses for fiscal 2015 compared to $36,579 in fiscal 2014 due to the closeout of NSF Phase II/IIB grants in November 2013.

Our research and development expenses decreased by $1,429,445 to $1,029,489 for fiscal 2015, as compared to $2,458,934 for fiscal 2014 due to the decreased use of contract research organizations as we realigned our focus from internal research and process development to manufacturing our Stellar KLH™ products in response to increased customer demand.

Our general and administrative expenses increased by $356,090 to $3,227,545 for fiscal 2015, compared to $2,871,455 for fiscal 2014. The increase was due to the net impact of increased corporate expenses, including legal and audit fees related to our transition to reporting as a U.S. domestic issuer rather than a foreign private issuer, our Nasdaq application and listing, and increased business development and investor relations activity, partially offset by decreases in share-based compensation. Share-based compensation is allocated to all expense types but the greatest portion is recorded as general and administrative expenses. Share-based compensation was $267,222 for fiscal 2015, which was a decrease from $956,634 recorded in fiscal 2014. The decrease for fiscal 2015 was related to fewer share options granted, fluctuations in our share price that affect the valuation model and vesting of options granted in prior years.

Other income increased by $4,226,170 to an overall gain of $1,532,363 for fiscal 2015 compared to an overall loss of $2,693,807 for fiscal 2014 primarily due to a noncash change in fair value of warrant liability, which fluctuated to a gain of $2,131,062 for fiscal 2015 from a loss of $2,533,305 in fiscal 2014. These fair value gains and losses occur in inverse relation to changes in our share price that affect the valuation model. The gain in fiscal 2015 is a reflection of the decrease in our share price from $11.90 to $6.40 compared to the loss in fiscal 2014 as a result of the increase in our share price from $14.00 to $15.90. Also, there were fewer Canadian denominated warrants outstanding than each prior year. The increase in overall gain in fiscal 2015 was offset by an increase in foreign exchange loss to $653,333 over the same period. Our foreign exchange loss in fiscal 2014 was $222,437. The change over the prior year was due to unfavorable exchange rates for our Canadian cash and cash equivalents. The portion of foreign exchange loss realized in cash was $14,995 in fiscal 2015, and $26,778 in the fiscal 2014.

Our net loss for fiscal 2015 was $2,843,029, or $0.36 per basic share, compared to a net loss of $8,439,523, or $1.11 per basic share, for fiscal 2014. The decrease in net loss of approximately $5.6 million for fiscal 2015 was primarily due to a significant noncash gain in the fair value of warrant liability, increased sales and decreased research and development expenses.

Capital Expenditures

Our capital expenditures, which primarily consist of scientific, manufacturing, and aquaculture equipment, and facility leasehold improvements for the previous three fiscal years are as follows:

Fiscal Year	Capital Expenditures

2016	$402,271
2015	274,589
2014	279,065

Liquidity and Capital Resources

Our working capital position at September 30, 2016 was $11,476,011, including cash and cash equivalents of $7,416,904 and short-term investments of $3,988,794. Management currently estimates that our operations, including research and development, capital expenditures and general and administrative expenses, will require approximately $6.0 million for the fiscal year ending September 30, 2017. Management has flexibility to adjust these expenditures based on a number of factors including the size and timing of capital expenditures, staffing levels, inventory levels, and the status of customer clinical trials. Management believes the current working capital is sufficient to meet our present requirements, including all contractual obligations and anticipated research and development expenditures for at least the next 12 months. In July 2016, we closed a registered direct offering of an aggregate of 1,687,500 of our common shares, and a concurrent private placement of warrants to purchase up to an aggregate of 1,265,626 common shares with an exercise price of $4.50 per share, resulting in net proceeds of approximately $6 million. We may pursue opportunities to obtain additional financing in the future through equity financings. We have filed with the Securities and Exchange Commission, and the Securities and Exchange Commission declared effective, a universal shelf registration statement of up to $100 million worth of registered equity securities, of which we utilized approximately $6.75 million in our July 2016 offering. Under this effective registration statement, we may issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering with a value of more than one-third of the aggregate market value of our common shares held by non-affiliates in any twelve-month period, so long as the aggregate market value of our common shares held by non-affiliates remains below $75 million. Registered securities issued using our existing shelf may be used to raise additional capital to fund our working capital, R&D and other corporate needs.

We expect to finance our future expenditures and obligations through revenues from product sales, contract services income, and sales of common shares. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our business plan and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

Fiscal Year Ended September 30, 2016

As of September 30, 2016, our working capital position was $11,476,011 compared to working capital of $7,485,971 as of September 30, 2015. Working capital was reduced by the noncash current portion of our warrant liability in the amount of $1,550,630 at September 30, 2015, however, there is no warrant liability at September 30, 2016.

Our cash and cash equivalents totaled $7,416,904 at September 30, 2016, as compared to cash and cash equivalents of $3,955,503 at September 30, 2015, which represented an increase of $3,461,401. Our short-term investments totaled $3,988,794 at September 30, 2016, as compared to short-term investments of $5,015,171 at September 30, 2015, which represented a decrease of $1,026,377.

During fiscal 2016, operating activities used cash of $4,505,629. Items not affecting cash included: depreciation and amortization of $149,565; share-based compensation related to the issuance of share options of $259,379; unrealized foreign exchange gain of $76,800; and loss in fair value of warrant liability of $211,956 due to adjustment to fair value of warrants previously issued as a result of the increase in the price of our shares. Changes in working capital items include an decrease in accounts receivable of $71,827 due to timing of sales and cash receipts; decrease in inventory of $307,850 due to increased sales; increase in prepaid expenses of $197,150 primarily due to prepaid R&D supplies; decrease in accounts payable and accrued liabilities of $33,403; and decrease in deferred revenue of $173,333 recognized as sales when products were billed.

Investing activities provided cash of $557,411. The acquisition of property, plant and equipment used cash of $402,271. Purchase of short-term investments used cash of $11,995,450. Proceeds on maturities of short-term investments provided cash of $13,021,827. Contribution to joint venture used cash of $66,695. The effect of exchange rate changes on cash and cash equivalents was an increase of $96,623.

Financing activities provided cash of $7,312,996. The proceeds from issuance of common shares and warrants provided cash of $6,277,500 and share issuance costs used cash of $332,764. The proceeds from exercise of warrants and options provided cash of $1,368,260.

During fiscal 2016, a total of 2,151,500 common shares were issued:

•	1,687,500 common shares were issued in a registered direct offering for gross proceeds of $6,750,000.

•	464,000 common shares were issued pursuant to the exercise of warrants for gross proceeds of $1,368,260.

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

During fiscal 2015, operating activities used cash of $4,412,395. Items not affecting cash included: depreciation and amortization of $159,521; share-based compensation related to the issuance of share options of $267,222; unrealized foreign exchange loss of $653,333; and gain in fair value of warrant liability of $2,131,062 due to adjustment to fair value of warrants previously issued as a result in the decrease in the price of our shares. Changes in working capital items include an increase in accounts receivable of $113,917 related mostly to increased revenues; increase in inventory of $522,389 caused by recording inventory beginning in fiscal 2015; increase in prepaid expenses of $45,758; increase in accounts payable and accrued liabilities of $77,018; and increase in deferred revenue of $86,666 related to deposits on custom manufactured products billed in advance.

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

During fiscal 2015, a total of 42,773 common shares were issued upon the exercise of warrants and options, of which:

•	4,020 common shares were issued pursuant to the exercise of warrants for gross proceeds of $12,609.

•	38,753 common shares were issued pursuant to the exercise of options for proceeds of $94,168.

Research and Development

Our core business is developing and commercializing Keyhole Limpet Hemocyanin for use in immunotherapy and immunodiagnostic applications. Our internal research has included, among other activities, continual improvement of methods for the culture and growth of Giant Keyhole Limpet, innovations in aquaculture systems and infrastructure, biophysical and biochemical characterization of the KLH molecule, analytical processes to enhance performance of our products, KLH manufacturing process improvements, new KLH formulations, and early development of potential new KLH-based immunotherapies.

Research and development costs, including materials and salaries of employees directly involved in research and development efforts, are expensed as incurred.

The following table includes our research and development costs for each of the most recent three fiscal years:

Fiscal Year	Research and Development Expense

2016	$1,729,445
2015	1,029,489
2014	2,458,934

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Disclosure of Contractual Obligations

We lease three buildings and facilities used in operations under sublease agreements with the Oxnard Harbor District. In June 2015, we exercised our option to extend these sublease agreements, each for an additional five-year term beginning in October and November 2015. We also negotiated an option to extend the leases for two additional five-year terms.

We lease facilities used for executive offices and laboratories, and we must pay a portion of the common area maintenance. In July 2016, we exercised our option to extend this lease for a two-year term, with options to renew for three successive two-year terms.

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

We have purchase commitments for contract research organizations, consultants and construction contractors.

The approximate amounts of our contractual obligations are as follows:

Contractual Obligations

As of September 30, 2016

		Less than 1	1-3	3-5	More than
	Total	year	years	years	5 years

Operating lease obligations	$591,000	$185,000	$294,000	$112,000	$-
Purchase obligations	314,000	314,000	-	-	-

Total	$905,000	$499,000	$294,000	$112,000	$-

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

Investments

Investments at September 30, 2016 consisted of U.S. Treasury bills with original maturities between 13 and 52 weeks. They are classified as held-to-maturity and are reported at amortized cost, which approximates fair value. We regularly review these investments to determine whether any decline in fair value below the amortized cost basis has occurred that is other than temporary. If a decline in fair value has occurred that is determined to be other than temporary, the cost basis of the investment is written down to fair value. Investments at September 30, 2015 consisted of a mutual fund of short-term fixed, floating and variable rate debt securities with normal weighted average effective maturity of approximately 1 year or less. This mutual fund investment is reported at fair value using level 1 inputs.

Inventory

We record inventory at the lower of cost or market, with market not in excess of net realizable value. Raw materials are measured using FIFO (first-in first-out) cost. Work in process and finished goods are measured using average cost. Raw materials include inventory of manufacturing supplies. Work in process includes manufacturing supplies, direct and indirect labor, contracted manufacturing and testing, and allocated manufacturing overhead for inventory in process at the end of the year. Finished goods include products that are complete and available for sale. The Company recorded work in process and finished goods inventory only for those products with recent sales levels to evaluate net realizable value.

Fair Value of Financial Instruments

We use the fair value measurement framework for valuing financial assets and liabilities measured on a recurring basis in situations where other accounting pronouncements either permit or require fair value measurements.

Fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued liabilities, and deferred revenue approximates fair value due to the short-term nature of such instruments. Short-term investments in U.S. Treasury Bills are reported at amortized cost, which approximates fair value.

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

We recorded our short-term investments in mutual fund debt securities at fair value using Level 1 inputs in the fair value hierarchy. We recorded our warrant liability at fair value using Level 2 input using the Black-Scholes option valuation model.

Warrant Liability

Our equity offerings in prior years included the issuance of warrants with exercise prices denominated in Canadian dollars. As a result of having exercise prices denominated in a currency other than our functional currency, our warrants with Canadian dollar exercise prices met the definition of derivatives and were therefore classified as derivative liabilities measured at fair value with noncash adjustments to fair value recognized through the consolidated statements of operations. Upon exercise of these warrants, the fair value of warrants included in derivative liabilities was reclassified to common shares. If these warrants expired, the related decrease in warrant liability was recognized as gain in fair value of warrant liability. There was no cash flow impact as a result of this accounting treatment.

The fair value of the warrants was determined using the Black-Scholes option valuation model at the end of each reporting period. The losses and gains in each year were a reflection of our share price fluctuations whereby increases in share prices caused greater warrant liability and a resulting loss in fair value of warrant liability, while decreases in share prices caused a resulting gain in fair value of warrant liability. Changes in fair value of warrant liability had no impact on cash flow.

All warrants with exercise prices denominated in Canadian dollars were exercised or expired. Therefore, there is no outstanding warrant liability at September 30, 2016.

Revenue Recognition

Product Sales

We recognize product sales when KLH product is shipped (for which the risk is typically transferred upon delivery to the shipping carrier) and there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collectability is reasonably assured. We document arrangements with customers with purchase orders and sales agreements.

Product sales include sales made under supply agreements with customers for a fixed price per gram of KLH products based on quantities ordered, including those produced from a customer’s designated limpet colonies. The supply agreements are typically on a non-exclusive basis except within that customer’s field of use.

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

Contract services include services performed under collaboration agreements effective December 2013 through 2015 and monthly maintenance of limpet colonies designated to meet the needs of the customer through December 2014. We also had the right to use raw material produced from designated limpet colonies at no cost to us with prior written consent from the customer.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are contained in Note 3p to the financial statements, which are indexed under Item 15 of this this Annual Report on Form 10-K.

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

Subject to certain exceptions for short-term and hedged positions, as well as the passive foreign investment rules, a dividend that a non-corporate holder receives on a common share will generally be subject to a maximum federal income tax rate of 20% if the dividend is a “qualified dividend.” A dividend on a common share will be a qualified dividend if (i) either (a) the common shares are readily tradable on an established market in the United States or (b) we are eligible for the benefits of a comprehensive income tax treaty with the United States that the Secretary of the Treasury determines is satisfactory for purposes of these rules and that includes an exchange of information program, and (ii) we were not, in the year prior to the year the dividend was paid, and are not, in the year the dividend is paid, a passive foreign investment company (“PFIC”). The common shares are listed on The Nasdaq Capital Market which should be treated as an established securities market in the United States. In any event, the U.S. Canada Income Convention (the “Treaty”) satisfies the requirements of clause (i)(b), the Company is incorporated in and tax resident of Canada and should be entitled to the benefits of the Treaty. Based on our audited financial statements, income tax returns and relevant market and shareholder data, we believe that we likely will not be classified as a PFIC in the September 30, 2016 taxable year. There can be no assurance, however, that the Company will not be considered to be a PFIC for any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within the Company’s control, generally cannot be determined until the close of the taxable year in question, and is determined annually. Accordingly, no assurance can be made that a dividend paid, if any, would be a “qualified dividend.” In addition, as described in the section below entitled “Passive Foreign Investment Company Rules,” if we were a PFIC in a year while a U.S. holder held a common share, and if the U.S. holder has not made a qualified electing fund election effective for the first year the U.S. holder held the common share, the common share remains an interest in a PFIC for all future years or until such an election is made. The IRS takes the position that such rule will apply for purposes of determining whether a common share is an interest in a PFIC in the year a dividend is paid or in the prior year, even if we do not satisfy the tests to be a PFIC in either of those years. Even if dividends on the common shares would otherwise be eligible for qualified dividend treatment, in order to qualify for the reduced qualified dividend tax rates, a non-corporate holder must hold the common share on which a dividend is paid for more than 60 days during the 120-day period beginning 60 days before the ex-dividend date, disregarding for this purpose any period during which the non-corporate holder has an option to sell, is under a contractual obligation to sell or has made (and not closed) a short sale of substantially identical stock or securities, is the grantor of an option to buy substantially identical stock or securities or, pursuant to U.S. Treasury regulations, has diminished such holder’s risk of loss by holding one or more other positions with respect to substantially similar or related property. In addition, to qualify for the reduced qualified dividend tax rates, the non-corporate holder must not be obligated to make related payments with respect to positions in substantially similar or related property. Payments in lieu of dividends from short sales or other similar transactions will not qualify for the reduced qualified dividend tax rates.

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

Passive Foreign Investment Company Rules

A special set of U.S. federal income tax rules applies to a foreign corporation that is a PFIC for U.S. federal income tax purposes. As noted above, based on our audited financial statements, income tax returns, and relevant market and shareholder data, we believe that we likely will not be classified as a PFIC in the September 30, 2016 taxable year. There can be no assurance, however, that the Company will not be considered to be a PFIC for any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within the Company’s control, generally cannot be determined until the close of the taxable year in question, and is determined annually.

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

Foreign Exchange Risk

Our exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. We incur operating expenses and capital expenditures mostly in U.S. dollars, with some operating expenses incurred in Canadian dollars which are subject to foreign currency fluctuations. The fluctuation of the U.S. dollar in relation to the Canadian dollar will have an impact upon our profitability and may also affect the value of our assets and the amount of shareholders’ equity. We have not entered into any agreements or purchased any instruments to hedge possible currency risks. At September 30, 2016, we held approximately CDN$4,270,000 in cash and cash equivalents in Canadian dollars and the U.S. dollar was equal to 1.314 Canadian dollars. Based on the exposure at September 30, 2016, a 10% annual change in the Canadian/U.S. exchange rate over the prior year would impact our net loss by approximately $325,000.

Concentration of Credit Risk

We are potentially subject to financial instrument concentration of credit risk through our cash equivalents, US Treasury bills, mutual fund debt securities and accounts receivables. We place our cash and cash equivalents in 4 week US Treasury bills or financial institutions believed to be credit worthy and perform periodic evaluations of their relative credit standing. We place short-term investments in 13 to 52 week US Treasury bills or a mutual fund that invests in high-quality, U.S. dollar-denominated short-term fixed-, floating- and variable-rate debt securities that have received either a minimum short-term rating of at least A-1 (or its equivalent) or a minimum long-term rating of A minus (or its equivalent), by one or more Nationally Recognized Statistical Ratings Organizations, or, if unrated, that are deemed by the fund to be of comparable quality at the time of purchase. Accounts receivables can be potentially exposed to a concentration of credit risk with our major customers.

The Company had concentrations of revenues in fiscal 2016, 2015 and 2014 as follows:

	2016	2015	2014

Product sales and	76% from	82% from	73% from
contract services revenue	3 customers	3 customers	2 customers

	-	-	100% from
Grant revenue			1 grantor

The Company had concentrations of accounts receivable at fiscal year-end 2016 and 2015 as follows:

	2016	2015

Accounts receivable	100 % from	91% from
	1 customer	2 customers

We assess the collectability of our accounts receivable through a review of our current aging, as well as an analysis of our historical collection rate, general economic conditions and credit status of our customers.  As of September 30, 2016 and 2015, all outstanding accounts receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded. We determine terms and conditions for our customers primarily based on the volume purchased by the customer, customer creditworthiness and past transaction history.

Management works to mitigate our concentration of credit risk with respect to accounts receivable through our credit evaluation policies, reasonably short payment terms and geographical dispersion of sales. Revenue includes export sales to foreign companies located principally in Europe and Asia.

Liquidity Risk

Liquidity risk is the risk that we will not be able to meet our financial obligations as they fall due. We attempt to manage liquidity risk by maintaining sufficient cash and cash equivalent and short-term investment balances. Liquidity requirements are managed based on expected cash flows to ensure that there is sufficient capital in order to meet our short-term obligations. At September 30, 2016 and 2015, we had cash and cash equivalents and short-term investment balances totaling $11,405,698 and $8,970,674, respectively, to settle current liabilities of $623,644 and $2,380,648, respectively. Current liabilities included the current portion of our warrant liability in the amount of $1,550,630 at September 30, 2015, which will not be settled in cash.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2016, were effective.

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

Management has used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework (2013)” to evaluate the effectiveness of our internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting and concluded that such internal control over financial reporting was effective as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Our directors and their ages as of December 9, 2016 are set forth below.

Name	Age	Position(s) Held	Director Since
Tessie M. Che, Ph.D.	66	Director	September 25, 2013
Paul Chun (1)	35	Director	December 8, 2016
David L. Hill, Ph.D. (1)(2)(3)	65	Director	May 17, 2011
Daniel E. Morse, Ph.D.	75	Director	April 9, 2010
Frank R. Oakes	66	President, Chief Executive Officer and Chairman of our Board of Directors	April 9, 2010
Charles V. Olson, D.Sc.	59	Director	December 8, 2016
Mayank D. Sampat (1)(2)(3)	61	Director	August 15, 2012

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

Tessie M. Che, Ph.D. has been a director of Stellar since September 2013. Dr. Che is currently General Manager and Chair of the Board of Directors of Amaran Biotechnology Inc., a privately-held biopharmaceuticals manufacturer based in Taiwan, a position she has held since 2012. She is also a director of OBI Pharma USA, a wholly-owned subsidiary of OBI Pharma, Inc., a publicly traded biotechnology corporation in Taiwan. From 1998 to 2011 she served as COO and Sr. V.P., Corporate Affairs of Optimer Pharmaceuticals Inc., a company she co-founded. At Optimer, Dr. Che guided the company’s CMC team to the successful registration and commercialization of DificidTM in the U.S., Canada and Europe. Prior to Optimer, Dr. Che’s experience includes 20 years in research, operations and management at global companies, including Exxon Mobil Corp., Aventis Pharmaceuticals Inc., and EniChem SpA. Dr. Che holds bachelor degrees in chemistry from Illinois State University and Fu-Jen Catholic University (Taiwan) and a PhD in physical-inorganic chemistry from Brandeis University. She has authored numerous scientific publications and holds over 20 U.S. patents. Dr. Che has extensive scientific, operational, manufacturing, quality assurance, product development and senior management experience in the pharmaceutical and biotechnology industries, as well as experience serving on a board of directors within our industry.

Paul Chun has been a director of Stellar since December 2016.  He is a Managing Partner of Eldred Advisors LLC, a life sciences advisory firm he founded in May 2016.  From November 2015 to April 2016, he served as Director of Strategy and Corporate Development at Kiromic, LLC. From May 2011 to October 2015, Mr. Chun served as a life sciences principal with Westwicke Partners, LLC, a capital markets advisory firm. During his tenure at Westwicke, he supported the capital markets and investor engagement objectives of private and public biopharma companies, including the support of multiple initial public offerings and other strategic transactions. Prior to Westwicke, he held various roles in investment research and corporate finance, including at Amgen, Inc., Tavistock Life Sciences and Goldman, Sachs & Co. He received his bachelors in biological sciences from Columbia University. Mr. Chun has broad experience in therapeutics development and commercialization, valuation, corporate development and finance.

David L. Hill, Ph.D. has been a director of Stellar since May 2011, and serves as the chair of the Compensation Committee. He currently serves as Scientific Director for the ART Reproductive Center, Beverly Hills, California, a position he has held since December 1999. He is also an Assistant Clinical Professor in the Dept. of Obstetrics and Gynecology at the David Geffen School of Medicine, University of California, Los Angeles, and a Research Assistant IV at Cedars-Sinai Medical Center, Los Angeles, California. Dr. Hill received his Ph.D. in Biological Sciences from the Department of Pathology, School of Life Sciences, University of Connecticut and completed a Postdoctoral Fellowship at the Dana Farber Cancer Institute through an appointment by the Department of Physiology and Biophysics, Harvard Medical School, Boston, Massachusetts. Dr. Hill has extensive scientific and clinical research experience in our industry.

Daniel E. Morse, Ph.D. has been a director of Stellar since April 2010. Dr. Morse is the Wilcox Professor Emeritus of Molecular Genetics and Biochemistry Biotechnology, Biomolecular Science and Engineering, a position he has held since 2008, and Director of the Marine Biotechnology Center, at the University of California, Santa Barbara, a position he has held since 1986. Previously, he served as Director of the UCSB-MIT-Caltech Institute of Collaborative Biotechnologies from 2003 to 2010, and also served as Stellar’s Executive Vice-President, Science & Technology from 2010 until December 2011. Dr. Morse is an expert in the structure and function of the KLH molecule and internationally recognized expert in protein chemistry, molecular biology, molluscan reproductive biology, and aquaculture, and has an intimate understanding of our technology.

Frank R. Oakes was appointed our President and Chief Executive Officer and Chairman of our Board of Directors in April 2010. Prior to that time, he served as founder and Chief Executive Officer of Stellar’s California subsidiary since 1999. He has more than 40 years of management experience in aquaculture including a decade as Chief Executive Officer of The Abalone Farm, Inc., during which he led the company through the R&D, capitalization, and commercialization phases of development to become the largest abalone producer in the United States. Mr. Oakes is the inventor of our patented method for non-lethal extraction of hemolymph from a live gastropod mollusk. He was the principal investigator on our Small Business Innovation Research (SBIR) grant from the National Science Foundation and was principal investigator on our Phase I and II SBIR grants from the NIH’s Center for Research Resources, and a California Technology Investment Partnership (CalTIP) grant from the Department of Commerce. Mr. Oakes has consulted and lectured for the aquaculture industry around the world. He received his Bachelor of Science degree from California State Polytechnic University, San Luis Obispo and is a graduate of the Los Angeles Regional Technology Alliance University’s management-training program. Mr. Oakes is a valuable member of our Board due to his depth of operating, strategic, and senior management experience in our industry, specifically as related to aquaculture. Additionally, Mr. Oakes holds an intimate knowledge of Stellar due to his longevity in the industry and with us.

Charles V. Olson, D.Sc. has been a director of Stellar since December 2016 and a member of our scientific advisory board since June 2014.  Since April 2010, he has served at Anthera Pharmaceuticals Inc, where he is currently the Chief Technology Officer. He has also been a Principal Biotechnology Consultant for Compass Biotechnology LLC since 2006. Dr. Olson previously held senior and executive management positions at NGM Bioharmaceuticals Inc, Coherus BioSciences Inc, Nexbio Inc., Cell Genesys, Inc., Biomarin Pharmaceuticals, Inc, and Onyx Pharmaceuticals, Inc. After graduate school, Dr. Olson was a Research Scientist at Kaiser Hospitals, followed by Scientist and Senior Scientist positions at Genentech and Bayer, respectively. He holds a B.A. in biology and chemistry from Westmont College, an M.A. in chemistry from the University of California at Santa Barbara and a D.Sc. in biochemistry. Dr. Olson has extensive scientific, manufacturing operations, process development, and senior management experience in the biopharmaceutical industry.

Mayank (Mike) D. Sampat has been a director of Stellar since August 2012, and serves as the chair of the Audit Committee. Mr. Sampat is an independent consultant providing business services to companies seeking expertise in financial planning and analysis, accounting and financial reporting, M&A transactions support and financial system implementation. He previously held the positions of controller at Precision Toxicology, LLC, a healthcare focused clinical laboratory specializing in providing quantitative drug testing, from February 2015 to May 2016, Zpower, LLC, an emerging manufacturer in the microbattery industry, from June 2012 to September 2014, and Imaging Advantage LLC from September 2010 to June 2012, and the position of Chief Financial Officer for Gamma Medica-Ideas, a supplier of imaging equipment to the medical industry, from September 2007 to June 2010. Mr. Sampat received a BBA in accounting from Bombay University and his MBA in Finance at Mercer University. Mr. Sampat is a seasoned finance and accounting executive, having worked with multiple companies ranging from startups to large Fortune 100 companies.

Executive Officers

Set forth below is certain information with respect to the names, ages, and positions of our executive officers as of December 9, 2016. Biographical information pertaining to Mr. Oakes, who is a director and an executive officer, may be found in the above section entitled “Directors.” The executive officers serve at the pleasure of our Board of Directors.

Name	Age	Position(s) Held	Date of Appointment
Frank R. Oakes	66	President, Chief Executive Officer and Chairman of our Board of Directors	April 9, 2010
Kathi Niffenegger, CPA	59	Chief Financial Officer and Corporate Secretary	November 1, 2013
Gregory T. Baxter, Ph.D.	57	Executive Vice President of Corporate Development	December 1, 2016

Kathi Niffenegger, CPA was appointed Chief Financial Officer in November 2013 and Corporate Secretary in June 2013. She initially joined Stellar in May 2012 as Controller, after previously serving as the company’s outside Certified Public Accountant for more than 12 years. Ms. Niffenegger has more than 30 years of experience in accounting and finance in a range of industries. She held positions of increasing responsibility in the audit division of Glenn Burdette CPAs from 1988 to 2012 and served most recently as technical partner. She obtained CFO experience at Martin Aviation, and began her career at Peat, Marwick, Mitchell & Co. (now KPMG LLP). Ms. Niffenegger has held leadership roles for audits of manufacturing, aquaculture, pharmaceutical and governmental grant clients, and developed specific expertise in cost accounting systems and internal controls. Ms. Niffenegger holds a B.S. degree in Business Administration, Accounting from California State University, Long Beach and is a member of the American Institute of Certified Public Accountants (AICPA).

Gregory T. Baxter, Ph.D. joined Stellar’s executive management team in December 2016 following his service on the company’s Board of Directors, which he joined in August 2012. Dr. Baxter has served as an executive and scientist for several biotechnology corporations and foundations. Since 2001, Dr. Baxter has been a Senior Scientist in the Department of Clinical Drug Development for CCS Associates Inc., a scientific research consulting firm specializing in technical and support services for clinical research, design strategies for preclinical studies, chemical information sciences and research and development support for translational science. His prior experience includes serving as Program Director for the National Science Foundation (NSF) Division of Industrial Innovation and Partnerships, Founder and CSO of Hurel Corporation, Founder and CEO of Aegen Biosciences and Research Scientist for Molecular Device Corporation. He also serves as Adjunct Associate Professor at Cornell University in the College of Chemical Engineering and on the Founders Board of Stanford University's StartX Med Program. Dr. Baxter received his B.A. and Ph.D. in Biochemistry/Molecular Biology from University of California, Santa Barbara.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that our directors, executive officers, and greater-than-10% shareholders file reports with the SEC on their initial beneficial ownership of our common shares and any subsequent changes. To our knowledge, based solely on a review of copies of such reports furnished to us by our officers and directors, we believe that, during the fiscal year ended September 30, 2016, no person required to file reports under Section 16(a) of the Exchange Act failed to file such reports on a timely basis during such fiscal year.

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

Information about our Board Committees

Our Board of Directors has appointed an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Board of Directors has determined that each director who serves on these committees is “independent,” as that term is defined by the listing rules of Nasdaq and rules of the Securities and Exchange Commission. The Board of Directors has adopted written charters for its Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Copies of these charters are available on our website at http://ir.stellarbiotechnologies.com. In addition, our board of directors appointed a temporary Listing Committee to approve actions related to our listing application for The Nasdaq Capital Market and a Pricing Committee to approve actions related to our capital raising transactions. There was no requirement for directors who served on these committees to be “independent”.

Audit Committee

Our Audit Committee is composed of Paul Chun, David Hill, and Mayank Sampat (chair). The purpose of the Audit Committee is to oversee our accounting and financial reporting processes and the audits of our financial statements. In that regard, the Audit Committee assists the Board in monitoring: (a) the integrity of our financial statements; (b) our independent auditor’s qualifications, independence, and performance; (c) the performance of our internal audit function, including our system of internal controls, financial reporting, and disclosure controls; and (d) our compliance with legal and regulatory requirements. To fulfill this obligation and perform its duties, the Audit Committee maintains effective working relationships with the Board, management, our internal auditor, and our independent auditor.

Mayank Sampat is the Chair of our Audit Committee and has extensive financial experience. He received an MBA in Finance from Mercer University, and has served in several financial positions with other companies, including several years as Chief Financial Officer for a medical equipment manufacturer. Mr. Sampat is considered to be “independent” as defined pursuant to the listing rules of the Nasdaq. The Board has determined that Mr. Sampat is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Compensation Committee

Our Compensation Committee is composed of David Hill (chair) and Mayank Sampat. The purpose of the Compensation Committee is to oversee the Board’s responsibilities relating to compensation of our Company’s Chief Executive Officer and our other executive officers. It has overall responsibility for approving and evaluating all of our compensation plans, policies and programs as such plans, policies and programs affect executive officers.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is composed of David Hill and Mayank Sampat. The purpose of the Nominating and Corporate Governance Committee is to identify individuals qualified to become Board members; recommend to the Board individuals to serve as directors; advise the Board with respect to Board composition, procedures and committees; develop, recommend to the Board and annually review a set of corporate governance principles applicable to the Company; and oversee any related matters required by the federal securities laws.

Item 11.	EXECUTIVE COMPENSATION

Executive Compensation

Our named executive officers for 2016 were Frank R. Oakes, Chief Executive Officer, President and Executive Chairman of our Board of Directors; Kathi Niffenegger, CPA, Chief Financial Officer and Corporate Secretary; Catherine Brisson, Ph.D., our former Chief Operating Officer until October 2016; and Mark McPartland, our former Vice President of Corporate Development and Communications until September 2016.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Frank R. Oakes,	2016	$250,100	$120,000	$-	$59,737	(2)	429,837
President, Chief Executive	2015	240,000	90,000	-	25,643		355,643
Officer and Chairman of our
Board of Directors

Kathi Niffenegger, CPA,	2016	196,560	47,250	61,147	19,003	(3)	323,960
Chief Financial Officer and	2015	189,000	27,000	106,287	17,320		339,607
Corporate Secretary

Mark McPartland	2016	214,978	46,350	122,294	13,014	(5)	396,636
Vice President of Corporate	2015	185,400	5,400	-	7,150		197,950
Development and Communications (4)

Catherine Brisson, Ph.D.,	2016	173,628	47,700	61,147	12,863	(7)	295,338
Chief Operating Officer (6)	2015	190,800	18,000	-	13,989		222,789

(1)	Represents the aggregate grant date fair value of the stock option award granted in the covered fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated for the covered fiscal year on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 9 to our audited consolidated financial statements for the year ended September 30, 2016 included in this Annual Report.

(2)	Represents (i) $35,516 in patent royalties paid by the Company, (ii) $16,271 in health insurance and (iii) $7,950 in 401(k) Company contributions.

(3)	Represents (i) $11,789 in health insurance and (ii) $7,214 in 401(k) Company contributions.

(4)	Mr. McPartland’s employment with the Company ended in September 2016.

(5)	Represents (i) $5,725 in health insurance and (ii) $7,289 in 401(k) Company contributions.

(6)	Dr. Brisson’s employment with the Company ended in October 2016.

(7)	Represents (i) $6,991 in health insurance and (ii) $5,862 in 401(k) Company contributions.

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

Mr. Oakes, our President, Chief Executive Officer and Chairman of the Board, and Dr. Morse, a director of our company, are eligible participants in the Plan. 235,690 and 134,680 shares, respectively, are reserved for future issuance to Mr. Oakes and Dr. Morse under the Plan. No other named executive officer or director is eligible to participate in the Plan.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table summarizes the equity awards made to our named executive officers that were outstanding at September 30, 2016.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable (1)	Option exercise prices ($)		Option expiration date
Frank R. Oakes	103,500		CDN$	2.80	4/9/17
	42,560		CDN	6.50	8/8/18
	37,560		CDN	4.20	4/13/19

Kathi Niffenegger, CPA	9,000		CDN$	2.90	6/18/19
	5,000		CDN	2.50	12/19/19
	9,000		CDN	5.80	5/14/20
	10,000		US	18.30	11/1/20
	9,000		CDN	15.20	11/12/21
	3,333	6,667	US	7.24	12/22/22

Catherine Brisson, Ph.D. (2)	7,000		CDN$	6.40	10/25/17
	7,000		CDN	4.00	12/22/18
	7,500		CDN	3.70	8/9/19
	5,750		CDN	2.50	12/19/19
	7,000		CDN	5.80	5/14/20
	10,000		US	18.30	11/1/20
	3,333	6,667	US	7.24	12/22/22

Mark McPartland (3)	10,000		US	18.40	11/15/20
	6,667		US	7.24	12/22/22

(1)	Options granted to the named executive officers are subject to the following vesting schedule: (a) one-third of the option shall vest on the date of grant; (b) one-third of the option shall vest 12 months from the date of grant; and (c) the remaining one-third of the option shall vest 18 months from the date of grant.

(2)	Dr. Brisson’s employment with the Company ended in October 2016.

(3)	Mr. McPartland’s employment with the Company ended in September 2016.

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

Options to purchase 539,103 common shares at prices ranging from CDN$2.50 to CDN$18.70 and $2.22 to $18.40 are outstanding at September 30, 2016.

Options issued during fiscal 2016 to employees and consultants under the Fixed Share Option Plan totaled 56,300 options to purchase common shares, at exercise prices ranging from $2.22 to $7.24.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards to our named executive officers during fiscal year 2016.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)(2)

Kathi Niffenegger, CPA	12/22/15	10,000	$7.24	$61,147
Catherine Brisson, Ph.D. (3)	12/22/15	10,000	7.24	61,147
Mark McPartland (4)	12/22/15	20,000	7.24	122,294

(1)	The option awards were issued under our 2013 Fixed Share Option Plan, and vest in thirds beginning December 2015.

(2)	Represents the aggregate grant date fair value of the stock option award granted in the covered fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated for the covered fiscal year on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 9 to our audited consolidated financial statements for the year ended September 30, 2016 included in this Annual Report.

(3)	Dr. Brisson’s employment with the Company ended in October 2016.

(4)	Mr. McPartland’s employment with the Company ended in September 2016.

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

Other than the funds contributed under our 401(k) plan, no other funds were set aside or accrued by us during fiscal 2016 to provide pension, retirement or similar benefits for our named executive officers.

Director Compensation

The following table sets forth information regarding the compensation of our non-employee directors for the fiscal year ended September 30, 2016.

Name	Fees Earned or Paid in Cash ($)	Total ($)

Gregory T. Baxter, Ph.D. (1)	$6,850	$6,850
Tessie M. Che, Ph.D.	4,400	4,400
David L. Hill, Ph.D.	6,500	6,500
Daniel E. Morse, Ph.D.	1,700	1,700
Mayank D. Sampat	6,850	6,850

(1)	Dr. Baxter resigned from the Board of Directors effective December 1, 2016 when he began employment as an executive officer.

Narrative to Director Compensation Table

Non-Employee Director Compensation Policy

Pursuant to our non-employee director compensation policy, non-employee directors receive $1,000 for each Board meeting attended in person and $350 for each Board meeting attended by telephone. Members of Board committees also receive $350 for each committee meeting attended. Non-executive directors may also receive stock option awards at the discretion of the Board of Directors. No options were awarded to the Company’s non-executive directors in fiscal year 2016.

Non-Employee Directors on our Scientific Advisory Board

Dr. Morse and Dr. Olson are members of our Scientific Advisory Board. As compensation for their services, the members of our Scientific Advisory Board receive certain advisory fees and expense reimbursements. Dr. Baxter was a member of our Scientific Advisory Board until December 1, 2016, when he resigned from the Scientific Advisory Board simultaneously with the effective date of his employment as an executive officer of the Company. During fiscal 2016, we paid an aggregate of $4,950 to Dr. Baxter, $6,200 to Dr. Morse and $12,250 to Dr. Olson for their services as members of our Scientific Advisory Board and such amounts are not reflected in the Director Compensation table above.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during the fiscal year ended September 30, 2016 were Gregory Baxter, David Hill (chairman), and Mayank Sampat.

None of the individuals who served as a member of the Compensation Committee during fiscal 2016 was at any time during fiscal 2016 an officer or employee of our Company.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides certain information as of September 30, 2016 about our common shares that may be issued under our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,804,729	$4.74	357,897
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,804,729	$4.74	357,897

Security Ownership of Certain Beneficial Owners and Management

The following tables sets forth certain information as of December 9, 2016, with respect to the beneficial ownership of our common shares by: (1) all of our directors; (2) our named executive officers listed in the Summary Compensation Table; (3) all of directors and executive officers as a group; and (4) each person known by us to beneficially own more than 5% of our outstanding common shares.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all common shares that they beneficially own, subject to applicable community property laws.

Common shares subject to options or warrants currently exercisable or exercisable within 60 days of December 9, 2016 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person. The percentage ownership of our common shares of each person or entity named in the following table is based on 10,136,258 common shares outstanding as of December 9, 2016.

Directors and Officers

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Shares Beneficially Owned
Frank R. Oakes	372,585	(2)	3.6%
Kathi Niffenegger, CPA	48,667	(3)	*
Catherine Brisson, Ph.D. (4)	63,051	(5)	*
Mark A. McPartland (6)	16,667	(7)	*
Gregory T. Baxter, Ph.D.	8,250	(8)	*
Tessie M. Che, Ph.D.	7,000	(9)	*
David L. Hill, Ph.D.	12,000	(10)	*
Daniel E. Morse, Ph.D.	151,109	(11)	1.5%
Charles V. Olson, D.Sc.	1,250	(12)	*
Mayank D. Sampat	7,000	(13)	*

All directors and executive officers as a group (11 persons)	686,329	(14)	6.5%

* Percentage of shares beneficially owned does not exceed one percent.

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Stellar Biotechnologies, Inc., 332 E. Scott Street, Port Hueneme, California 93041.

(2)	This amount includes (i) 183,620 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 9, 2016; and excludes (ii) 20,867 common shares and 5,400 common shares issuable upon the exercise of outstanding options currently exercisable or exercisable within 60 days of December 9, 2016 which are held by Mr. Oakes’ spouse who has sole voting and dispositive power over the securities, and as to which Mr. Oakes disclaims beneficial ownership. Mr. Oakes does not have the power to vote or dispose of, or to direct the voting or disposition of, the shares held by his spouse, or with respect to any shares acquired under her outstanding options.

(3)	Represents 48,667 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 9, 2016.

(4)	Dr. Brisson’s employment with the Company ended in October 2016.

(5)	This amount includes 47,583 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 9, 2016.

(6)	Mr. McPartland’s employment with the Company ended in September 2016.

(7)	Represents 16,667 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 9, 2016.

(8)	Represents 8,250 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 9, 2016.

(9)	Represents 7,000 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 9, 2016.

(10)	This amount includes 10,000 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 9, 2016.

(11)	This amount includes 54,600 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 9, 2016.

(12)	Represents 1,250 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 9, 2016.

(13)	Represents 7,000 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 9, 2016.

(14)	This amount includes 384,637 shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of December 9, 2016.

Shareholders Known by Us to Own 5% or More of Our Common Shares

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Shares Beneficially Owned
Ernesto Echavarria Blvd. Anaya 1225 Culiacan Sinaloa, Mexico 80040	1,411,310		13.9%
Anson Investments Master Fund LP (1) 5950 Berkshire Lane, Suite 210 Dallas, Texas 75225	1,416,513	(2)	13.2%
Empery Asset Management, LP (3) 1 Rockefeller Plaza, Suite 1205 New York, New York 10020	1,321,242	(4)	12.7%

(1)	Voting and investment power over the shares held by Anson Investments Master Fund LP is exercised by the co-investment advisors to Anson Investments Master Fund LP. The co-investment advisors of Anson Investments Master Fund LP consist of Frigate Ventures LP (d/b/a Anson Group), a Texas limited partnership, and M5V Advisors Inc. (d/b/a Anson Group Canada), an Ontario, Canada Corporation. As the general partner of Frigate Ventures LP, Admiralty Advisors LLC, a Texas limited liability company, may direct the vote and disposition of the common shares held by Anson Investments Master Fund LP. As the principal of Frigate Ventures LP and Admiralty Advisors, LLC, Bruce R. Wilson may direct the vote and disposition of the common shares held by Anson Investments Master Fund LP. As directors of M5V Advisors Inc., Adam Spears and Moez Kassam may each direct the vote and disposition of the common shares held by Anson Investments Master Fund LP..

(2)	This amount includes 632,813 common shares issuable upon the exercise of warrants, which are exercisable beginning January 6, 2017 and expire in January 2022. Under the terms of these warrants, the holders may not exercise such warrants to the extent such exercise would cause such holder, together with its affiliates and attribution parties, to beneficially own a number of common shares which would exceed 4.99% of our then outstanding common shares following such exercise, excluding for purposes of such determination common shares issuable upon exercise of such warrants which have not been exercised.

(3)	These shares are held by Empery Asset Master, LTD, Empery Tax Efficient, LP and Empery Tax Efficient II, LP (together, the “Empery Entities”). Empery Asset Management, LP is the investment manager for the Empery Entities and has discretionary authority to vote and dispose of the shares held by the Empery Entities and may be deemed to be the beneficial owner of these shares. Martin Hoe and Ryan Lane, in their capacity as investment managers of Empery Asset Management LP, may also be deemed to have investment discretion and voting power over the shares held by the Empery Entities. The Empery Entities, Mr. Hoe and Mr. Lane each disclaim any beneficial ownership of these shares.

(4)	This amount includes 632,813 common shares issuable upon the exercise of warrants, which are exercisable beginning January 6, 2017 and expire in January 2022. Under the terms of these warrants, the holder may not exercise such warrants to the extent such exercise would cause such holder, together with its affiliates and attribution parties, to beneficially own a number of common shares which would exceed 4.99% of our then outstanding common shares following such exercise, excluding for purposes of such determination common shares issuable upon exercise of such warrants which have not been exercised.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Patent Royalty Agreement

On August 14, 2002, through our California subsidiary, we entered into an agreement with Frank Oakes, our Chief Executive Officer, where he would receive royalty payments in exchange for the assignment of his rights to U.S. Patent No. 6,852,338 to us. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually. Our current operations utilize this invention. Patent royalties of $35,516 and $1,495 were paid to Mr. Oakes for the years ended September 30, 2016 and 2015, respectively.

Collaboration Agreement

In December 2013, we entered into a collaboration agreement (the “Amaran Agreement”) with Amaran Biotechnology, Inc. to develop and evaluate methods for Amaran’s potential manufacture of the OBI-822 active immunotherapy using our GMP grade Stellar KLH™.

Revenues received from Amaran under the Amaran Agreement totaled $32,000 and $180,000 during the fiscal years ended September 30, 2016 and 2015. The Amaran Agreement also provides for Amaran to pay us fees for certain expenses and costs associated with the collaboration. Subject to certain conditions and timing, the terms of the collaboration with Amaran also provide for the possible negotiation of a commercial supply agreement for Stellar KLH™ in the future. The Amaran Agreement expired by its terms on December 7, 2015.

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

Director Independence

In evaluating the independence of our Board members and the composition of the committees of our Board of Directors, the Board of Directors utilizes the definition of “independence” as that term is defined by the Securities Exchange Act of 1934, and the Nasdaq Listing Rules. Using this standard, the Board of Directors has determined that Paul Chun, David Hill, Daniel Morse, Charles Olson and Mayank Sampat are “independent directors.” This means that our Board of Directors is composed of a majority of independent directors as required by the rules of Nasdaq.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the aggregate fees paid or accrued for audit and other services provided for the years ended September 30, 2016 and 2015 rendered by Moss Adams LLP.

Principal Accountant Fees and Services

Type of Service	Fiscal Year 2016	Fiscal Year 2015

Audit Fees	$238,000	$194,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$238,000	$194,000

Audit Fees consisted of fees incurred for professional services rendered for audits of the years ended September 30, 2016 and 2015 and include procedures related to registrations and offerings.

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

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and rules issued by the Securities and Exchange Commission, our Audit Committee Charter includes a procedure for the review and pre-approval of all audit and permitted non-audit and tax services, subject to the de minimis exception for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the Commission rules promulgated thereunder that may be provided by our independent auditor or other registered public accounting firms. The procedure requires that all proposed engagements of the auditor for audit and permitted non-audit services are submitted to the Audit Committee for approval prior to the beginning of any such services. The Audit Committee pre-approved 100% of the audit services performed by our independent registered public accounting firm for the fiscal year ended September 30, 2016.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this Annual Report:

(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 15 (a) (1) is set forth in the “Index to Financial Statements” on page F-1 of this Annual Report.

(2) Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or notes thereto.

(b)	Exhibits

The exhibits listed on the Exhibit Index below are filed as part of this Annual Report.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, dated June 12, 2007 (included as Exhibit 1(a) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.2	Certificate of Amendment, dated April 15, 2008 (included as Exhibit 1(b) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.3	Certificate of Continuation of the Company, dated November 25, 2009 (included as Exhibit 1(c) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.4	Certificate of Name Change of the Company, dated April 7, 2010 (included as Exhibit 1(f) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.5	Notice of Articles of the Company, dated April 7, 2010 (included as Exhibit 1(g) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.6	Articles of the Company, effective November 20, 2009 (included as Exhibit 1(h) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.7	Amended and Restated Articles of Stellar Biotechnologies, Inc., dated October 29, 2015 (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 30, 2015, and incorporated herein by reference).

4.1	Form of Warrant dated June 30, 2016 (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 30, 2016, and incorporated herein by reference).

10.1	Patent Assignment Agreement between the Company and Frank Oakes, dated August 14, 2002 (included as Exhibit 4(a) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.2	Sublease Agreement (Units 3, 4 and 5) between the Company and the Port Hueneme Surplus Property Authority, dated October 2, 2000 (included as Exhibit 4(j) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.3	Sublease Agreement (Unit 7) between the Company and the Port Hueneme Surplus Property Authority, dated March 21, 2005 (included as Exhibit 4(k) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.4	Lease Agreement between the Company and Beachport Center, dated March 29, 2011 (included as Exhibit 4(l) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.5	Research Collaboration Agreement between the Company and Bayer Innovation GmbH, dated August 27, 2009 (included as Exhibit 4(16) to the Company’s Amendment No. 2 to its Registration Statement on Form 20-F filed on July 5, 2012, and incorporated herein by reference).

10.6 #	Joint Venture Agreement, dated May 11, 2016, by and among the Company and Neovacs, S.A. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2016, and incorporated herein by reference).

10.7

License Agreement between the Company and University of Guelph, dated July 24, 2013 (included as Exhibit 99.1 to the Company’s Report on Form 6-K filed on August 30, 2013, and incorporated herein by reference).

10.8 @	Share Option Plan, as Amended, dated December 13, 2011 (included as Exhibit 10(b) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.9 @	Fixed Share Option Plan dated December 18, 2013 (included as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.10	Shareholder’s Rights Plan, as amended, dated January 9, 2014 (included as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.11 @	Performance Share Plan dated April 9, 2010 (included as Exhibit 10(d) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

10.12	Advance Notice Policy, adopted October 31, 2013 (included as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.13	Amendment One to Lease Agreement between the Company and Beachport Center, dated June 24, 2014 (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.14	Sublease Amendment No. 2 (Units 4 and 5) to Sublease Agreement between the Company and the Port Hueneme Surplus Property Authority, dated October 2, 2010 (included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.15	Sublease Amendment No. 1 (Unit 7) to Sublease Agreement between the Company and the Port Hueneme Surplus Property Authority, dated March 21, 2010 (included as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.16	Collaboration Agreement by and between Stellar Biotechnologies, Inc. and Amaran Biotechnology dated December 7, 2013 (included as Exhibit 10.18 to Amendment No. 2 of the Company’s Annual Report on Form 10-K filed on September 9, 2015, and incorporated herein by reference).

10.17	Collaboration Agreement, dated July 27, 2015, by and between Stellar Biotechnologies, Inc. and Ostiones Guerrero SA de CV (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2015, and incorporated herein by reference).

10.18	Sublease Amendment No. 1 (Units 4 and 5) to Sublease Agreement between the Company and the Port Hueneme Surplus Property Authority, and establishment of new commencement date for Sublease Agreement (Unit 7) between the Company and the Port Hueneme Surplus Property Authority, dated October 31, 2005 (included as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on December 14, 2015, and incorporated herein by reference).

10.19	Sublease Amendment No. 3 (Unit 4 and 5) to Sublease Agreement between the Company and the Port Hueneme Surplus Property Authority, dated June 4, 2015 (included as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on December 14, 2015, and incorporated herein by reference).

10.20	Sublease Amendment No. 2 (Unit 7) to Sublease Agreement between the Company and the Port Hueneme Surplus Property Authority, dated June 4, 2015 (included as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on December 14, 2015, and incorporated herein by reference).

10.21	Form of Securities Purchase Agreement, dated June 30, 2016 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2016, and incorporated herein by reference).

14.1	Code of Ethics and Business Conduct (included as Exhibit 99.4 to the Company’s Report on Form 6-K filed on August 14, 2014, and incorporated herein by reference).

21	Subsidiaries of Stellar Biotechnologies, Inc. (included as Exhibit 21 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

23.1	Consent of Moss Adams LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 ^	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2 ^	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

@	Management contract or compensatory plan or arrangement.

#	Confidential treatment has been granted for certain portions of this exhibit. Original copies have been filed separately with the Securities and Exchange Commission pursuant to Rule 24B-2 of the Securities Exchange Act of 1934, as amended.

^	A signed original of this written statement required by Section 906 has been provided and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 14, 2016	STELLAR BIOTECHNOLOGIES, INC.

/s/ Frank R. Oakes
Frank R. Oakes President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank R. Oakes	President, Chief Executive Officer, and	December 14, 2016
Frank R. Oakes	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Kathi Niffenegger	Chief Financial Officer	December 14, 2016
Kathi Niffenegger	(Principal Financial and Accounting Officer)

/s/ Tessie M. Che	Director	December 14, 2016
Tessie M. Che

/s/ PAUL CHUN	Director	December 14, 2016
Paul Chun

/s/ DAVID L. HILL	Director	December 14, 2016
David L. Hill

/s/ DANIEL E. MORSE	Director	December 14, 2016
Daniel E. Morse

/s/ CHARLES V. OLSON	Director	December 14, 2016
Charles V. Olson

/s/ Mayank D. Sampat	Director	December 14, 2016
Mayank D. Sampat

STELLAR BIOTECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm, dated December 14, 2016	F-3

Consolidated Balance Sheets at September 30, 2016 and September 30, 2015	F-4

Consolidated Statements of Operations for the years ended September 30, 2016 and September 30, 2015, one month ended September 30, 2014, and year ended August 31, 2014	F-5

Consolidated Statements of Cash Flows for the years ended September 30, 2016 and September 30, 2015, one month ended September 30, 2014, and year ended August 31, 2014	F-6

Consolidated Statements of Changes in Equity for the years ended September 30, 2016 and September 30, 2015, one month ended September 30, 2014, and year ended August 31, 2014	F-7

Notes to Financial Statements	F-8

F-1

Consolidated Financial Statements

For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014

(In U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Stellar Biotechnologies, Inc.

We have audited the accompanying consolidated balance sheets of Stellar Biotechnologies, Inc. (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, changes in equity and cash flows for the fiscal years ended September 30, 2016 and 2015, the one month period ended September 30, 2014, and the fiscal year ended August 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stellar Biotechnologies, Inc. as of September 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for fiscal years ended September 30, 2016 and 2015, the one month period ended September 30, 2014, and the fiscal year ended August 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Los Angeles, California

December 14, 2016

Stellar Biotechnologies, Inc.
Consolidated Balance Sheets
(Expressed in U.S. Dollars )

	September 30,	September 30,
	2016	2015

Assets:

Current assets:
Cash and cash equivalents	$7,416,904	$3,955,503
Accounts receivable	85,813	157,597
Short-term investments	3,988,794	5,015,171
Inventory	249,430	557,280
Prepaid expenses	358,714	181,068

Total current assets	12,099,655	9,866,619

Noncurrent assets:

Equity investment in joint venture	66,695	-
Property, plant and equipment, net	756,114	503,408
Deposits	15,340	15,900

Total noncurrent assets	838,149	519,308

Total Assets	$12,937,804	$10,385,927

Liabilities and Shareholders' Equity:

Current liabilities:
Accounts payable and accrued liabilities	$623,644	$656,685
Deferred revenue	-	173,333
Warrant liability, current portion	-	1,550,630

Total Current Liabilities	623,644	2,380,648

Commitments (Note 8)

Shareholders' equity:
Common shares, unlimited common shares authorized, no par value, 10,136,258 and 7,984,758 issued and outstanding at September 30, 2016 and 2015, respectively	47,280,792	38,114,215
Accumulated share-based compensation	5,394,763	5,226,379
Accumulated deficit	(40,361,395)	(35,335,315)

Total Shareholders' Equity	12,314,160	8,005,279

Total Liabilities and Shareholders' Equity	$12,937,804	$10,385,927

The accompanying notes are an integral part of these consolidated financial statements.

Stellar Biotechnologies, Inc.
Consolidated Statements of Operations
(Expressed in U.S. Dollars )

	Year Ended	Year Ended	One Month Ended	Year Ended
	September 30,	September 30,	September 30,	August 31,
	2016	2015	2014	2014

Revenues:
Product sales	$1,239,689	$563,689	$32,786	$143,553
Contract services revenue	32,000	195,000	20,000	192,000
Grant revenue	-	-	-	36,579

	1,271,689	758,689	52,786	372,132

Expenses:
Costs of sales and contract services	818,566	580,824	11,636	469,149
Costs of aquaculture	309,262	259,423	22,063	254,531
Grant costs	-	-	-	36,579
Research and development	1,729,445	1,029,489	178,280	2,458,934
General and administrative	3,322,772	3,227,545	293,130	2,871,455

	6,180,045	5,097,281	505,109	6,090,648

Income (Loss) from Operations	(4,908,356)	(4,338,592)	(452,323)	(5,718,516)

Other Income (Loss)
Foreign exchange gain (loss)	76,800	(653,333)	(97,866)	(222,437)
Gain (loss) in fair value of warrant liability	(211,956)	2,131,062	1,680,040	(2,533,305)
Investment income	24,632	54,634	1,853	61,935

	(110,524)	1,532,363	1,584,027	(2,693,807)

Income (Loss) Before Income Tax	(5,018,880)	(2,806,229)	1,131,704	(8,412,323)

Income tax expense	7,200	36,800	3,800	27,200

Net Income (Loss)	$(5,026,080)	$(2,843,029)	$1,127,904	$(8,439,523)

Earnings (loss) per common share:
Basic	$(0.57)	$(0.36)	$0.14	$(1.11)
Diluted	$(0.57)	$(0.36)	$0.13	$(1.11)
Weighted average number of common shares outstanding:
Basic	8,826,312	7,956,962	7,867,575	7,582,664
Diluted	8,826,312	7,956,962	8,714,045	7,582,664

The accompanying notes are an integral part of these consolidated financial statements.

Stellar Biotechnologies, Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars )

	Year Ended	Year Ended	One Month Ended	Year Ended
	September 30,	September 30,	September 30,	August 31,
	2016	2015	2014	2014

Cash Flows Used In Operating Activities:
Net income (loss)	$(5,026,080)	$(2,843,029)	$1,127,904	$(8,439,523)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	149,565	159,521	12,529	158,313
Share-based compensation	259,379	267,222	36,509	956,634
Foreign exchange (gain) loss	(76,800)	653,333	97,866	222,437
(Gain) loss in fair value of warrant liability	211,956	(2,131,062)	(1,680,040)	2,533,305
Loss on disposal of property, plant and equipment	-	-	-	3,670
Impairment loss	-	-	-	90,476

Changes in working capital items:
Accounts receivable	71,827	(113,917)	12,352	121,075
Deferred share issuance costs	-	-	-	60,656
Inventory	307,850	(522,389)	(34,891)	-
Prepaid expenses	(197,150)	(45,758)	490	(94,974)
Deposits	560	-	-	-
Accounts payable and accrued liabilities	(33,403)	77,018	58,922	106,224
Deferred revenue	(173,333)	86,666	71,667	15,000

Net cash used in operating activities	(4,505,629)	(4,412,395)	(296,692)	(4,266,707)

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(402,271)	(274,589)	(13,477)	(279,065)
Proceeds on sale of property, plant and equipment	-	-	-	2,150
Purchase of short-term investments	(11,995,450)	(13,677)	(2,491)	(5,468,815)
Proceeds on sales and maturities of short-term investments	13,021,827	410,736	2,821	-
Contribution to joint venture	(66,695)	-	-	-

Net cash provided by (used in) investing activities	557,411	122,470	(13,147)	(5,745,730)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares, net	6,277,500	-	-	6,613,675
Payments for share issuance costs	(332,764)	-	-	(134,578)
Proceeds from exercise of warrants and options	1,368,260	106,777	739,292	4,308,878

Net cash provided by financing activities	7,312,996	106,777	739,292	10,787,975

Effect of exchange rate changes on cash and cash equivalents	96,623	(629,808)	(84,083)	(212,338)

Net change in cash and cash equivalents	3,461,401	(4,812,956)	345,370	563,200
Cash and cash equivalents - beginning of year	3,955,503	8,768,459	8,423,089	7,859,889
Cash and cash equivalents - end of year	$7,416,904	$3,955,503	$8,768,459	$8,423,089

Cash (demand deposits)	$972,412	$3,955,503	$5,895,229	$5,474,155
Cash equivalents	6,444,492	-	2,873,230	2,948,934

Cash and cash equivalents	$7,416,904	$3,955,503	$8,768,459	$8,423,089

Supplemental disclosure of non-cash transactions (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

Stellar Biotechnologies, Inc.
Consolidated Statements of Changes in Equity
(Expressed in US Dollars )

				Accumulated		Total
		Common	Shares	Share-Based	Accumulated	Shareholders'
	Shares	Shares	Subscribed	Compensation	Deficit	Equity
Balance - August 31, 2013	5,794,616	$13,180,677	$5,155,674	$4,648,317	$(25,180,667)	$(2,195,999)

Issuance of common shares	1,142,857	12,000,000	(5,000,000)	-	-	7,000,000
Share issuance costs including fair value of broker units	-	(907,801)	-	386,898	-	(520,903)
Issuance of performance shares	151,515	422,728	-	(422,728)	-	-
Proceeds from exercise of warrants	593,730	3,920,134	(155,674)	-	-	3,764,460
Transfer to common shares on exercise of warrants	-	6,591,546	-	-	-	6,591,546
Proceeds from exercise of options	144,167	544,418	-	-	-	544,418
Transfer to common shares on exercise of options	-	489,136	-	(489,136)	-	-
Share-based compensation	-	-	-	956,634	-	956,634
Net loss	-	-	-	-	(8,439,523)	(8,439,523)
						-
Balance - August 31, 2014	7,826,885	$36,240,838	$-	$5,079,985	$(33,620,190)	$7,700,633

Proceeds from exercise of warrants	110,100	727,804	-	-	-	727,804
Transfer to common shares on exercise of warrants	-	890,214	-	(29,817)	-	860,397
Proceeds from exercise of options	5,000	11,488	-	-	-	11,488
Transfer to common shares on exercise of options	-	13,533	-	(13,533)	-	-
Share-based compensation	-	-	-	36,509	-	36,509
Net income	-	-	-	-	1,127,904	1,127,904

Balance - September 30, 2014	7,941,985	$37,883,877	$-	$5,073,144	$(32,492,286)	$10,464,735

Proceeds from exercise of warrants	4,020	12,609	-	-	-	12,609
Transfer to common shares on exercise of warrants	-	10,000	-	(426)	-	9,574
Proceeds from exercise of options	38,753	94,168	-	-	-	94,168
Transfer to common shares on exercise of options	-	113,561	-	(113,561)	-	-
Share-based compensation	-	-	-	267,222	-	267,222
Net loss	-	-	-	-	(2,843,029)	(2,843,029)

Balance - September 30, 2015	7,984,758	$38,114,215	$-	$5,226,379	$(35,335,315)	$8,005,279

Issuance of common shares	1,687,500	6,750,000	-	-	-	6,750,000
Share issuance costs	-	(805,264)	-	-	-	(805,264)
Proceeds from exercise of warrants	464,000	1,368,260	-	-	-	1,368,260
Transfer to common shares on exercise of warrants	-	1,853,581	-	(90,995)	-	1,762,586
Share-based compensation	-	-	-	259,379	-	259,379
Net loss	-	-	-	-	(5,026,080)	(5,026,080)

Balance - September 30, 2016	10,136,258	$47,280,792	$-	$5,394,763	$(40,361,395)	$12,314,160

The accompanying notes are an integral part of these consolidated financial statements.

Stellar Biotechnologies, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014
(Expressed in U.S. Dollars)

1.	Nature of Operations

Stellar Biotechnologies, Inc. (the “Company”) is organized under the laws of British Columbia, Canada. The Company’s common shares are listed on The Nasdaq Capital Market under the trading symbol “SBOT.” The Company’s common shares trade on The Nasdaq Capital Market in the United States under the symbol “SBOT” since November 5, 2015. From January 15, 2013 through November 4, 2015, the Company’s common shares were traded in the United States on the U.S. OTCQB Marketplace Exchange under the symbol “SBOTF.” From April 19, 2010 to April 8, 2016 the Company’s common shares were listed in Canada on the TSX Venture Exchange as a Tier 2 issue under the trading symbol “KLH.”

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

Management Plans

For the fiscal years 2016, 2015, and 2014, the Company reported net losses of approximately $5.0 million, $2.8 million, and $8.4 million, respectively. The most significant factor in the fluctuations in net income and losses relates to noncash changes in the fair value of warrant liability, which was a loss of $212,000, gain of $2.1 million, and loss of 2.5 million for the fiscal years 2016, 2015, and 2014, respectively. As of September 30, 2016, the Company had an accumulated deficit of approximately $40.4 million and working capital of approximately $11.5 million.

In the past, operations of the Company have primarily been funded by the issuance of common shares, exercise of warrants, grant revenues, contract services revenue and product sales. In July 2016, the Company closed a $6.75 million registered direct offering. Management believes the Company’s working capital is sufficient to support the Company’s current initiatives at the current level for at least 12 months. Management is also continuing the ongoing effort toward expanding the customer base for existing marketed products, and the Company may seek additional financing alternatives, including nondilutive financing through grants, collaboration and licensing arrangements, as well as additional equity financing and debt financing.

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Functional Currency

The consolidated financial statements of the Company are presented in U.S. dollars, which is the Company’s functional currency, unless otherwise stated.

Stellar Biotechnologies, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014
(Expressed in U.S. Dollars)

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

Change in Fiscal Year End

On June 3, 2014, the Board of Directors of the Company approved a change in the Company’s fiscal year end from August 31 to September 30 of each year. This change to the calendar quarter reporting cycle began September 1, 2014. As a result of the change, the Company had a one-month transition period from September 1, 2014 to September 30, 2014. Included in this report are the Company’s consolidated balance sheets as of September 30, 2016 and 2015; and the consolidated statements of operations, cash flows and changes in equity for the 12 months ended September 30, 2016 (“fiscal 2016”), September 30, 2015 (“fiscal 2015”), August 31, 2014 (“fiscal 2014”), and the one month ended September 30, 2014.

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

Stellar Biotechnologies, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014
(Expressed in U.S. Dollars)

c)	Investments

Investments at September 30, 2016 consisted of U.S. Treasury bills with original maturities between 13 and 52 weeks. They are classified as held-to-maturity and are reported at amortized cost, which approximates fair value. The Company regularly reviews these investments to determine whether any decline in fair value below the amortized cost basis has occurred that is other than temporary. If a decline in fair value has occurred that is determined to be other than temporary, the cost basis of the investment is written down to fair value. Investments at September 30, 2015 consisted of a mutual fund of short-term fixed, floating and variable rate debt securities with normal weighted average effective maturity of approximately 1 year or less. This mutual fund investment is reported at fair value using level 1 inputs.

d)	Allowance for Doubtful Accounts Receivable

The Company assesses the collectability of its accounts receivable through a review of its current aging, as well as an analysis of its historical collection rate, general economic conditions and credit status of its customers.  As of September 30, 2016 and 2015, all outstanding accounts receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.

e)	Inventory

The Company records inventory at the lower of cost or market, with market not in excess of net realizable value. Raw materials are measured using FIFO (first-in first-out) cost. Work in process and finished goods are measured using average cost.

f)	Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is recorded on the straight-line method over useful lives ranging from 1.5 to 15 years. Leasehold improvements are depreciated over the shorter of the useful life of the improvement or remaining term of lease. Maintenance and repairs are charged to operations as incurred.

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

The Company uses the fair value measurement framework for valuing financial assets and liabilities measured on a recurring basis in situations where other accounting pronouncements either permit or require fair value measurements. See Note 12 for fair value measurements.

i)	Revenue Recognition

Product Sales

The Company recognizes product sales when KLH product is shipped (for which the risk is typically transferred upon delivery to the shipping carrier) and there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collectability is reasonably assured. The Company documents arrangements with customers with purchase orders and sales agreements.

Stellar Biotechnologies, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014
(Expressed in U.S. Dollars)

Product sales include sales made under supply agreements with customers for a fixed price per gram of KLH products based on quantities ordered, including those produced from a customer’s designated limpet colonies. Supply agreements are typically on a non-exclusive basis except within that customer’s field of use.

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

Contract services include services performed under collaboration agreements effective December 2013 through 2015 and monthly maintenance of limpet colonies designated to meet the needs of the customer through December 2014. The Company also had the right to use raw material produced from designated limpet colonies at no cost to the Company with prior written consent from the customer.

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

Research and development expenses principally consist of personnel costs related to the Company’s research and development staff as well as depreciation of research and development assets. Research and development expenses also include costs incurred for laboratory supplies, reimbursable costs associated with government grants and collaborative agreements, third-party contract payments, consultants, facility and related overhead costs. Research and development costs are expensed as incurred.

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

Stellar Biotechnologies, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014
(Expressed in U.S. Dollars)

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities. The Company has not incurred any interest or penalties as of September 30, 2016 with respect to uncertain income tax matters. The Company does not expect that there will be unrecognized tax benefits of a significant nature that will increase or decrease within 12 months of the reporting date.

The Company files income tax returns in the U.S. federal and state jurisdictions and in Canada. Management believes that there are no material uncertain tax positions that would impact the accompanying consolidated financial statements. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company may be subject to examination by the Internal Revenue Service for tax years 2012 through 2015 and by the Canada Revenue Agency for tax years 2012 through 2016. The Company may also be subject to examination on certain state and local jurisdictions for the tax years 2011 through 2015.

n)	Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.

The computation of diluted earnings (loss) per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings (loss) per share. The dilutive effect of convertible securities is reflected in diluted earnings per share by application of the “if converted” method. The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method. Conversion of outstanding warrants, broker units and options would have an antidilutive effect on loss per share for the years ended September 30, 2016 and 2015 and August 31, 2014 and are therefore excluded from the computation of diluted loss per share.

Stellar Biotechnologies, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014
(Expressed in U.S. Dollars)

o)	Segments

The Company operates in one reportable segment and, accordingly, no segment disclosures have been presented. All equipment, leasehold improvements and other fixed assets owned by the Company are physically located within the United States (except for insignificant leasehold improvements under evaluation in Baja California, Mexico), and all supply, collaboration and licensing agreements are denominated in U.S. dollars.

p)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by ASU 2015-14 to defer the effective date (“ASU 2014-09”). ASU 2014-09 creates a new topic in the Accounting Standards Codification (“ASC”) Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early application is only permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”). Management is in the process of assessing the impact of ASU 2014-09 and the new revenue standards on the Company’s consolidated financial statements.

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

Stellar Biotechnologies, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014
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

Stellar Biotechnologies, Inc.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014
(Expressed in U.S. Dollars)

4.	Investments

Short-term investments consisted of the following:

	September 30,	September 30,
	2016	2015

U.S. Treasury Bills	$3,988,794	$-
Mutual fund debt securities	-	5,015,171

	$3,988,794	$5,015,171

U.S. Treasury Bills are carried at amortized cost which approximates fair value and classified as held-to-maturity investments. Mutual fund debt securities are carried at fair value using level 1 inputs.

5.	Inventory

Raw materials include inventory of manufacturing supplies. Work in process includes manufacturing supplies, direct and indirect labor, contracted manufacturing and testing, and allocated manufacturing overhead for inventory in process at the end of the year. Finished goods include products that are complete and available for sale. At September 30, 2016 and 2015, the Company recorded work in process and finished goods inventory only for those products with recent sales levels to evaluate net realizable value.

Inventory consisted of the following:

	September 30,	September 30,
	2016	2015

Raw materials	$38,764	$42,549
Work in process	43,498	137,021
Finished goods	167,168	377,710

	$249,430	$557,280

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014

(Expressed in U.S. Dollars)

6.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	September 30,	September 30,
	2016	2015

Aquaculture system	$126,257	$124,529
Laboratory facilities	62,033	62,033
Computer and office equipment	102,030	78,936
Tools and equipment	894,319	714,764
Vehicles	49,347	10,997
Leasehold improvements	282,305	123,562
	1,516,291	1,114,821
Less: accumulated depreciation	(793,057)	(643,492)

Depreciable assets, net	723,234	471,329
Construction in progress	32,880	32,079

	$756,114	$503,408

Depreciation expense amounted to $149,565, $159,521, $12,529 and $132,122 for the years ended September 30, 2016 and 2015, one month ended September 30, 2014, and year ended August 31, 2014, respectively.

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

Amortization expense amounted to $26,191 for the year ended August 31, 2014. Impairment loss for the year ended August 31, 2014 totaled $90,476 and is included in general and administrative expenses in the accompanying consolidated financial statements.

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014

(Expressed in U.S. Dollars)

8.	Commitments

Operating leases

The Company leases buildings and facilities used in its operations under three sublease agreements with the Oxnard Harbor District. In June 2015, the Company exercised its option to extend these sublease agreements for an additional five-year term beginning in October and November 2015. The Company negotiated an option to extend the leases for two additional five-year terms.

The Company leases facilities used for executive offices and laboratories. The Company must pay a portion of the common area maintenance. In July 2016, the Company extended this lease for a two-year term, with options to renew for three successive two-year terms.

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

Aggregate future minimum lease payments at September 30, 2016 are as follows:

For The Year Ending September 30,
2017	$185,000
2018	188,000
2019	106,000
2020	106,000
2021	6,000
$591,000

Rent expense on these lease agreements amounted to approximately $235,000, $192,000, $15,000 and $181,000 for the years ended September 30, 2016 and 2015, one month ended September 30, 2014, and year ended August 31, 2014, respectively.

Purchase obligations

The Company has commitments totaling approximately $314,000 at September 30, 2016, for signed agreements with contract research organizations, consultants and construction contractors. All purchase obligations are expected to be fulfilled within the next 12 months.

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

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014

(Expressed in U.S. Dollars)

Joint venture agreement

In May 2016, the Company entered into a joint venture agreement with another party for the formation of a joint venture company to manufacture and sell conjugated therapeutic vaccines. The joint venture is organized as a French simplified corporation.

The Company holds a 30% equity interest in the joint venture in exchange for an initial capital contribution of €120,000. One-half of the initial contribution, approximately $67,000, was paid during the year ended September 30, 2016 with the balance due upon the occurrence of certain defined future events. The Company will also provide the joint venture additional financing as may be required, on a pro rata basis in line with our equity interest. If the joint venture does not achieve certain milestones by December 2017, the joint venture will be dissolved, unless (i) the parties mutually agree to pursue the joint venture arrangement, or (ii) either party decides to purchase the equity interests of the other party. Each of the parties is entitled, upon the occurrence of certain defined events, to acquire the interest of the other party.

In connection with the formation of the joint venture and the execution of its strategy, the parties intend over time to enter into an exclusive supply agreement within a limited field of use for Stellar to supply KLH to the joint venture, a supply agreement designating the joint venture as the exclusive manufacturer and supplier of the other party’s vaccines, and services agreements for the provision of various knowledge and expertise by each of the parties. The other party will also license certain of its intellectual property to the joint venture.

The joint venture has an initial ten-year term, renewable for successive five-year terms. If either party provides notice at least six months prior to the expiration date of an applicable term that it does not wish to continue its participation in the joint venture, the other party will have a right to acquire all of such terminating party’s equity interests in the joint venture.

The joint venture agreement contains customary restrictions on transfer of the equity interests, tag-along and drag-along rights, non-competition, non-solicitation, confidentiality and termination provisions.

Licensing fees

In July 2013, the Company acquired the exclusive, worldwide license to certain patented technology for the development of human immunotherapies against Clostridium difficile infection (“C. diff”). The license agreement required an initial, non-refundable license fee of $25,000, which was paid in fiscal August 2013, and payment of an aggregate of $200,000 in delayed license fees, which were paid in fiscal August 2014. Beginning September 2014, the terms also require a license fee of $20,000 to be paid annually, creditable against royalties due, if any. Royalties are payable for a percentage of related net sales, if any. License fees are also payable for a percentage of related non-royalty sublicensing revenue, if any. No royalties have been incurred to date. The Company also reimbursed patent filing costs of approximately $11,000, $52,000 and $34,000 for the years ended September 30, 2016, September 30, 2015 and August 31, 2014, respectively, and will reimburse certain future patent filing, prosecution, and maintenance costs. There were no patent cost reimbursements during the one month ended September 30, 2014. License fees and patent cost reimbursements have been accounted for as research and development expense in the accompanying consolidated statements of operations.

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

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014

(Expressed in U.S. Dollars)

Upon execution of the license agreement, the Company issued 37,120 common shares and warrants to purchase up to 27,840 of the Company’s common shares to the licensor, as further described in Note 9. The warrants expired on January 23, 2015 and were not exercised.

The license agreement provides for the Company to pay up to an aggregate of $6,020,000 in milestone payments to the licensor upon achievement of various financing and development targets up to the first regulatory approval. Remaining contingent milestone payments to the licensor totaling $57,025,000 are related to achievement of sales targets. A financing milestone was met during the year ended August 31, 2014, and accordingly, the Company made a milestone payment of $100,000. No milestones were met during any other annual period, and there can be no assurance that any of the remaining milestones will be met in the future.

Retirement savings plan 401(k) contributions

The Company sponsors a 401(k) retirement savings plan that requires an annual non-elective safe harbor employer contribution of 3% of eligible employee wages. All employees over 21 years of age are eligible beginning the first payroll after 3 consecutive months of employment. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were approximately $64,000, $58,000, $5,000 and $52,000, for the years ended September 30, 2016, and 2015 one month ended September 30, 2014, and year ended August 31, 2014 respectively.

Related party commitments:

Patent royalty agreement

On August 14, 2002, through its California subsidiary, the Company entered into an agreement with a director and officer of the Company, where he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually. The Company’s current operations utilize this invention. Royalty expense incurred during the year ended September 30, 2016 and 2015 was approximately $35,500 and $1,500. There was no royalty expense incurred during the one month ended September 30, 2014 and year ended August 31, 2014.

Collaboration agreement

In December 2013, the Company entered into a collaboration agreement with a privately-held Taiwanese biopharmaceuticals manufacturer effective through December 2015. Under the terms of the agreement, the Company was responsible for the production and delivery of GMP grade KLH for evaluation as a carrier molecule in the collaboration partner’s potential manufacture of OBI-822 active immunotherapy. The Company was also responsible for method development, product formulation, and process qualification for certain KLH reference standards. The collaboration partner was responsible for development objectives and product specifications. The agreement provided for the collaboration partner to pay fees for certain expenses and costs associated with the collaboration. Subject to certain conditions and timing, the collaboration also provided for the parties to negotiate a commercial supply agreement for Stellar KLH™ in the future. However, there can be no assurance that any such negotiations will lead to successful execution of a supply or other agreements related to this collaboration.

The privately-held Taiwanese biopharmaceuticals manufacturer is a beneficial owner of over 5% of the Company’s common shares. In addition, a member of the Company’s Board of Directors currently serves as the manufacturer’s general manager and chair of its board of directors. There are no arrangements or agreements between the Company and the manufacturer relating to representation on the Board.

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014

(Expressed in U.S. Dollars)

9.	Share Capital

The Company had the following transactions in share capital:

			One Month
	Year Ended		Ended	Year Ended
	September 30,	September 30,	September 30,	August 31,
	2016	2015	2014	2014

Number of common shares issued	2,151,500	42,773	115,100	2,032,269

Issuance of common shares	$6,750,000	$-	$-	$12,000,000
Share issuance costs	(805,264)	-	-	(907,801)
Proceeds from exercise of warrants	1,368,260	12,609	727,804	3,764,460
Transfer to common shares on exercise of warrants	1,853,581	10,000	890,214	6,591,546
Proceeds from exercise of options	-	94,168	11,488	544,418
Transfer to common shares on exercise of options	-	113,561	13,533	489,136
Share-based compensation	259,379	267,222	36,509	956,634

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

At September 30, 2016, there are 383,838 performance shares reserved for issuance.

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

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014

(Expressed in U.S. Dollars)

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance - September 30, 2014	1,054,531	$9.05

Exercised	(3,900)	4.05	CDN $
Expired	(27,870)	12.50	CDN $

Balance - September 30, 2015	1,022,761	$9.04

Granted	1,265,626	4.50
Granted	40,000	4.00	CDN $
Exercised	(424,000)	4.00	CDN $
Expired	(598,761)	13.33
Expired	(40,000)	4.00	CDN $

Balance - September 30, 2016	1,265,626	$4.50

There are no outstanding warrants with exercise prices denominated in Canadian dollar at September 30, 2016.

The weighted average contractual life remaining on the outstanding warrants at September 30, 2016 is 63 months.

The following table summarizes information about the warrants outstanding at September 30, 2016:

Exercise Price	Number of Warrants	Expiry Date

$4.50	1,265,626	January 6, 2022*

	1,265,626

* Exercisable beginning January 6, 2017.

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014

(Expressed in U.S. Dollars)

Warrant Liability

All warrants with exercise prices denominated in Canadian dollars were exercised or expired. Therefore, there is no outstanding warrant liability at September 30, 2016.

Equity offerings conducted by the Company in prior years included the issuance of warrants with exercise prices denominated in Canadian dollars. The Company’s functional currency is in U.S. dollars. As a result of having exercise prices denominated in other than the Company’s functional currency, those warrants met the definition of derivatives and were therefore classified as derivative liabilities measured at fair value with adjustments to fair value recognized through the consolidated statements of operations. As these warrants were exercised, the fair value of the recorded warrant liability on date of exercise was included in common shares along with the proceeds from the exercise. If those warrants expired, the related decrease in warrant liability was recognized in profit or loss, as part of the change in fair value of warrant liability. There was no cash flow impact as a result of this accounting treatment.

The fair value of these warrants was determined using the Black-Scholes option valuation model at the end of each reporting period. Upon exercise of the warrants, the fair value of warrants included in derivative liabilities was reclassified to equity.

The fair value of warrants exercised was determined using the Black-Scholes option valuation model, using the following weighted average assumptions:

			One Month
	Year Ended		Ended	Year Ended
	September 30,	September 30,	September 30,	August 31,
	2016	2015	2014	2014
Risk free interest rate	0.48%	0.44%	1.12%	1.07%
Expected life (years)	0.04	0.4	0.03	0.27
Expected share price volatility	92%	92%	97%	106%

There were no warrants granted during the year ended September 30, 2015 or the one month ended September 30, 2014. The fair value of warrants granted was determined using the Black-Scholes option valuation model, using the following weighted average assumptions at the date of the grant:

	Year Ended	Year Ended
	September 30,	August 31,
	2016	2014
Risk free interest rate	0.52%	1.48%
Expected life (years)	0.01	3.00
Expected share price volatility	91%	112%
Expected dividend yield	0%	0%

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014

(Expressed in U.S. Dollars)

Broker units

The Company granted broker units as finders’ fees in conjunction with equity offerings in prior years. Broker units were fully vested when granted and allowed the holders to purchase equity units. A unit consisted of one common share and either one whole warrant or one half warrant.

A summary of broker units activity is as follows:

	Number of Units	Weighted Average Exercise Price

Balance - September 30, 2014	46,720	$2.25

Exercised	(120)	5.00	CDN $

Balance - September 30, 2015	46,600	1.87

Exercised	(40,000)	2.50	CDN $
Expired	(6,600)	2.50	CDN $

Balance - September 30, 2016	-	$-

There were no broker units granted during the years ended September 30, 2016 and 2015, the one month ended September 30, 2014, or the year ended August 31, 2014.

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

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014

(Expressed in U.S. Dollars)

Options have been issued under the Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options	Weighted Average Exercise Price

Balance - September 30, 2014	588,553	$5.56

Granted	16,500	13.30	CDN $
Exercised	(38,750)	3.06	CDN $
Expired	(3,333)	18.30
Expired	(5,332)	7.76	CDN $

Balance - September 30, 2015	557,638	$5.17

Granted	56,300	6.47
Expired	(21,334)	10.70
Expired	(53,501)	5.22	CDN $

Balance - September 30, 2016	539,103	$5.29

The weighted average contractual life remaining on the outstanding options is 2.57 years.

The following table summarizes information about the options under the Plan outstanding and exercisable at September 30, 2016:

Number of Options	Exercisable at September 30, 2016	Range of exercise prices	Expiry Dates
283,610	283,610	CDN$0.01 - 5.00	Apr 2017-Dec 2019
8,600	2,867	$0.01 - 5.00	Sep 2023
142,860	141,193	CDN$5.01 - 10.00	Oct 2017-Jun 2022
33,033	15,900	$5.01 - 10.00	Dec 2022
21,500	21,500	CDN$15.01 - 20.00	Nov 2018-Nov 2021
49,500	49,500	$15.01 - 20.00	Nov 2020
539,103	514,570

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014

(Expressed in U.S. Dollars)

There were no share options granted in the one month ended September 30, 2014. The estimated fair value of the share options granted was determined using a Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended		Year Ended
	September 30,	September 30,	August 31,
	2016	2015	2014
Risk free interest rate	1.01%	1.65%	2.01%
Expected life (years)	7.00	7.00	6.75
Expected share price volatility	117%	115%	120%
Expected dividend yield	0%	0%	0%

The weighted average fair value of share options granted during the years ended September 30, 2016 and 2015, and August 31, 2014 was $5.56, $9.48, and $15.14, respectively.

As of September 30, 2016, the Company had approximately $86,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 1.5 years.

The intrinsic value of the options exercised during the year ended September 30, 2015, one month ended September 30, 2014, and year ended August 31, 2014, was $8.28, $15.99, and $12.78, respectively. There were no options exercised during the year ended September 30, 2016. The intrinsic value of the vested options at September 30, 2016 was $0.10.

10.	Income Taxes

The breakdown of loss before income tax by jurisdiction is as follows:

			One Month
	Year Ended		Ended	Year Ended
	September 30,	September 30,	September 30,	August 31,
	2016	2015	2014	2014

U.S.	$(4,001,206)	$(3,258,355)	$(334,841)	$(4,183,392)
Canadian	(1,026,520)	405,203	1,462,652	(4,096,931)
Other foreign	8,846	46,923	3,893	(132,000)

Total Loss Before Income Tax	$(5,018,880)	$(2,806,229)	$1,131,704	$(8,412,323)

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014

(Expressed in U.S. Dollars)

Deferred income tax assets and liabilities of the Company are as follows:

	September 30, 2016	September 30, 2015	September 30, 2014	August 31, 2014

Deferred income tax assets:
Non-capital loss carry-forwards	$10,000,000	$8,028,900	$6,561,000	$6,418,300
Research and development tax credits	808,000	716,400	626,900	616,600
Deferred expenses	70,000	82,900	84,000	90,000
Property, plant and equipment	400	1,700	-	-
Share issuance costs	207,200	67,800	124,700	131,800
Deferred income tax liabilities:
U.S. federal benefit net of state taxes	(764,500)	(628,800)	(517,100)	(509,000)
Property, plant and equipment	-	-	(13,600)	(14,500)
Valuation allowance	(10,321,100)	(8,268,900)	(6,865,900)	(6,733,200)

Net deferred income tax asset (liability)	$-	$-	$-	$-

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

As of September 30, 2016, the Company had federal net operating loss (“NOL”) carryforwards of approximately $20,708,000 expiring 2030 through 2036, California NOL carryforwards of approximately $20,472,000 expiring 2018 through 2036, and Canadian federal and provincial NOL carryforwards of approximately CDN$5,855,000 expiring 2029 through 2036. Portions of these NOL carryforwards may be used to offset future taxable income, if any.

As of September 30, 2016, the Company also has federal and California research and development tax credit carryforwards of approximately $384,000 and $424,000, respectively, available to offset future taxes. The federal credits begin expiring in 2030 and continue expiring through 2036. The state tax credits do not expire.

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

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014

(Expressed in U.S. Dollars)

The recovery of income taxes shown in the consolidated statements of operations differs from the amounts obtained by applying statutory rates to the loss before provision for income taxes due to the following:

			One Month
	Year Ended		Ended	Year Ended
	September 30,	September 30,	September 30,	August 31,
	2016	2015	2014	2014

Combined Canadian federal and provincial tax rates	26.0%	26.0%	26.0%	26.0%

Expected income tax (recovery)/expense	$(1,304,900)	$(729,600)	$294,300	$(2,187,200)

Nondeductible share-based payments	(67,400)	69,500	9,500	248,700
Nondeductible change in fair value of warrant liability	(55,100)	(554,100)	(436,800)	659,300
Effect of higher income tax rate in U.S.	(550,600)	(445,800)	(46,000)	(602,100)
Foreign currency differences	20,000	169,900	25,400	(50,900)
Other	(2,800)	(43,300)	(3,800)	(219,800)
Change in valuation allowance on deferred tax assets	1,968,000	1,570,200	161,200	2,179,200

Income tax expense	$7,200	$36,800	$3,800	$27,200

The components of income tax provision (benefits) are as follows:

			One Month
	Year Ended		Ended	Year Ended
	September 30,	September 30,	September 30,	August 31,
	2016	2015	2014	2014

Current tax provision
U.S. federal	$-	$-	$-	$-
Canadian	-	-	-	-
Other foreign	6,400	36,000	3,000	26,400
State	800	800	800	800

Deferred tax provision
U.S. federal	(1,265,700)	(1,032,200)	(107,100)	(1,431,400)
Canadian	(303,300)	(209,300)	(21,600)	(289,800)
State	(399,000)	(328,700)	(32,500)	(458,000)

Change in valuation allowance on deferred tax assets	1,968,000	1,570,200	161,200	2,179,200

Total	$7,200	$36,800	$3,800	$27,200

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014

(Expressed in U.S. Dollars)

11.	Supplemental Disclosure of Cash Flow and Non-Cash Transactions

Supplemental disclosure of cash flow information follows:

			One Month
	Years Ended		Ended	Year Ended
	September 30,	September 30,	September 30,	August 31,
	2016	2015	2014	2014
Cash paid during the period for taxes	$7,200	$36,800	$800	$30,200

Supplemental disclosure of non-cash financing and investing activities follows:

			One Month
	Years Ended		Ended	Year Ended
	September 30,	September 30,	September 30,	August 31,
	2016	2015	2014	2014

Share issuance costs - broker units and warrants	$-	$-	$-	$386,898
Share issuance costs withheld from escrow proceeds	472,500	-	-	386,325
Transfer to common shares on exercise of warrants	1,853,581	10,000	890,214	6,591,546
Transfer to common shares on exercise of options	-	113,561	13,533	489,136
Transfer to common shares on issuance of performance shares	-	-	-	422,728
Shares subscribed transferred to common shares	-	-	-	5,155,674

12.	Fair Value of Financial Instruments

The Company uses the fair value measurement framework for valuing financial assets and liabilities measured on a recurring basis in situations where other accounting pronouncements either permit or require fair value measurements.

Fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued liabilities, and deferred revenue approximates fair value due to the short-term nature of such instruments. Short-term investments in U.S. Treasury Bills are reported at amortized cost, which approximates fair value.

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014

(Expressed in U.S. Dollars)

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

The Company recorded its short-term investments in mutual fund debt securities at fair value using Level 1 inputs in the fair value hierarchy. The Company recorded its warrant liability at fair value using Level 2 inputs using the Black-Scholes option valuation model and assumptions disclosed in Note 9.

The following table summarizes fair values for those assets and liabilities with fair value measured on a recurring basis. There are no short-term investments in mutual fund debt securities or warrant liability at September 30, 2016.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

September 30, 2016
Assets
Short-term investments in U.S. Treasury Bills	$3,988,794	$-	$-	$3,988,794

September 30, 2015
Assets
Short-term investments in mutual fund debt securities	$5,015,171	$-	$-	$5,015,171
Liabilities
Warrant liability, current portion	-	1,550,630	-	1,550,630

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014

(Expressed in U.S. Dollars)

13.	Concentrations of Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, US Treasury bills, mutual fund debt securities and accounts receivable. The Company estimates its maximum credit risk at the amount recorded on the balance sheet.

Management’s assessment of the Company’s credit risk for cash and cash equivalents is low as they are held in major financial institutions believed to be credit worthy or US Treasury bills. The Company limits its exposure to credit loss for short-term investments by using US Treasury bills or a mutual fund that invests in high-quality, U.S. dollar-denominated short-term fixed-, floating- and variable-rate debt securities that have received either a minimum short-term rating of at least A-1 (or its equivalent) or a minimum long-term rating of A minus (or its equivalent), by one or more Nationally Recognized Statistical Ratings Organizations, or, if unrated, that are deemed by the fund to be of comparable quality at the time of purchase. Based on credit monitoring and history, the Company considers the risk of credit losses due to customer non-performance on accounts receivable to be low.

The Company had the following concentrations of revenues by customers and grantors:

One Month
	Year Ended		Ended	Year Ended
	September 30,	September 30,	September 30,	August 31,
	2016	2015	2014	2014

Product sales and contract services revenue	76% from 3 customers	82% from 3 customers	86% from 3 customers	73% from 2 customers

Grant revenue	-	-	-	100% from 1 grantor

The Company had the following concentrations of revenues by geographic areas:

			One Month
	Year Ended		Ended	Year Ended
	September 30,	September 30,	September 30,	August 31,
	2016	2015	2014	2014

Europe	43%	53%	9%	41%
Asia	45%	38%	28%	40%
U.S.	12%	9%	62%	14%
Other countries	-	-	-	6%

The Company had the following concentrations of accounts receivable:

	September 30,	September 30,
	2016	2015

Accounts receivable	100 % from 1 customer	91% from 2 customers

Stellar Biotechnologies, Inc.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2016 and 2015, One Month Ended September 30, 2014, and Year Ended August 31, 2014

(Expressed in U.S. Dollars)

14.	Reclassifications

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

