Form 10-Q
period 2016-12-31
Stellar Biotechnologies, Inc.
filed 2017-02-06
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 000-54598

Stellar Biotechnologies, Inc.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

332 E. Scott Street
Port Hueneme, California	93041
(Address of principal executive offices)	(Zip Code)

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

As of February 6, 2017, the registrant had 10,136,258 common shares issued and outstanding.

Stellar Biotechnologies, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended December 31, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited)

(Expressed in U.S. Dollars )

	December 31,	September 30,
	2016	2016

Assets:

Current assets:
Cash and cash equivalents	$5,885,409	$7,416,904
Accounts receivable	12,929	85,813
Short-term investments	3,993,598	3,988,794
Inventory	329,583	249,430
Prepaid expenses	368,431	358,714

Total current assets	10,589,950	12,099,655

Noncurrent assets:

Equity investment in joint venture	66,695	66,695
Property, plant and equipment, net	795,068	756,114
Deposits	15,340	15,340

Total noncurrent assets	877,103	838,149

Total Assets	$11,467,053	$12,937,804

Liabilities and Shareholders' Equity:

Current liabilities:
Accounts payable and accrued liabilities	$602,123	$623,644

Total Current Liabilities	602,123	623,644

Commitments (Note 7)

Shareholders' equity:
Common shares, unlimited common shares authorized, no par value, 10,136,258 issued and outstanding at December 31, 2016 and September 30, 2016	47,280,792	47,280,792
Accumulated share-based compensation	5,431,205	5,394,763
Accumulated deficit	(41,847,067)	(40,361,395)

Total Shareholders' Equity	10,864,930	12,314,160

Total Liabilities and Shareholders' Equity	$11,467,053	$12,937,804

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars )

	Three Months Ended
	December 31,	December 31,
	2016	2015

Revenues:
Product sales	$141,856	$456,160
Contract services revenue	-	32,000
	141,856	488,160
Expenses:
Costs of sales and contract services	78,565	312,063
Costs of aquaculture	84,835	84,913
Research and development	460,865	288,849
General and administrative	932,067	1,109,689
	1,556,332	1,795,514

Loss from Operations	(1,414,476)	(1,307,354)

Other Income (Loss)
Foreign exchange loss	(77,390)	(109,128)
Loss in fair value of warrant liability	-	(211,956)
Investment income	6,994	5,835
	(70,396)	(315,249)

Loss Before Income Tax	(1,484,872)	(1,622,603)

Income tax expense	800	7,200
Net Loss	$(1,485,672)	$(1,629,803)

Loss per common share:
Basic and diluted	$(0.15)	$(0.19)

Weighted average number of common shares outstanding:
Basic and diluted	10,136,258	8,373,323

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars )

	Three Months Ended
	December 31,	December 31,
	2016	2015

Cash Flows Used In Operating Activities:
Net loss	$(1,485,672)	$(1,629,803)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,470	32,386
Share-based compensation	36,442	124,496
Foreign exchange loss	77,390	109,128
Loss in fair value of warrant liability	-	211,956

Changes in working capital items:
Accounts receivable	72,666	121,945
Inventory	(80,153)	29,322
Prepaid expenses	(9,885)	(67,718)
Accounts payable and accrued liabilities	(21,292)	67,076
Deferred revenue	-	(173,333)

Net cash used in operating activities	(1,365,034)	(1,174,545)

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(84,424)	(175,019)
Purchase of short-term investments	(4,804)	(1,629)

Net cash used in investing activities	(89,228)	(176,648)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants and options	-	1,368,260

Net cash provided by financing activities	-	1,368,260

Effect of exchange rate changes on cash and cash equivalents	(77,233)	(85,020)

Net change in cash and cash equivalents	(1,531,495)	(67,953)
Cash and cash equivalents - beginning of period	7,416,904	3,955,503
Cash and cash equivalents - end of period	$5,885,409	$3,887,550

Cash (demand deposits)	$4,549,089	$3,887,550
Cash equivalents	1,336,320	-

Cash and cash equivalents	$5,885,409	$3,887,550

Supplemental disclosure of non-cash transactions (Note 9)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

1.     Nature of Operations

Stellar Biotechnologies, Inc. (the “Company”) is organized under the laws of British Columbia, Canada. The Company’s business is the aquaculture, research and development, manufacture and commercialization of Keyhole Limpet Hemocyanin (“KLH”). The Company markets and distributes its KLH products to biotechnology and pharmaceutical companies, academic institutions, and clinical research organizations primarily in Europe, Asia, and the United States. The Company’s common shares have been listed for trading on The Nasdaq Capital Market in the United States under the symbol “SBOT” since November 5, 2015. From January 15, 2013 through November 4, 2015, the Company’s common shares were quoted in the United States on the U.S. OTCQB Marketplace Exchange under the symbol “SBOTF.” From April 19, 2010 to April 8, 2016 the Company’s common shares were listed in Canada on the TSX Venture Exchange as a Tier 2 issue under the trading symbol “KLH.”

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

Management Plans

For the three months ended December 31, 2016 and 2015, the Company reported net losses of approximately $1.5 million and $1.6 million, respectively. As of December 31, 2016, the Company had an accumulated deficit of approximately $41.8 million and working capital of approximately $10 million.

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

2.    Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

The accompanying condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Stellar Biotechnologies, Inc., a California corporation. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for other interim periods or the year ending September 30, 2017. The condensed interim consolidated financial data at September 30, 2016 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016, as filed on December 14, 2016 with the SEC.

The preparation of financial statements in conformity with U.S. GAAP for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Functional Currency

The condensed interim consolidated financial statements of the Company are presented in U.S. dollars, unless otherwise stated, which is the Company’s functional currency.

3.    Significant Accounting Policies

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by ASU 2015-14 to defer the effective date (“ASU 2014-09”). ASU 2014-09 creates a new topic in the Accounting Standards Codification (“ASC”) Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early application is only permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 (“ASU 2016-11”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). Management is in the process of assessing the impact of ASU 2014-09 and the new revenue standards on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, ASU 2016-01 clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. Management is in the process of assessing the impact of ASU 2016-01 on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities on the balance sheet arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years, with early adoption permitted. Management is in the process of assessing the impact of ASU 2016-02 on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is part of the FASB's Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amended guidance is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. Management is in the process of assessing the impact of ASU 2016-09 on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which includes provisions that require financial assets measured at amortized cost basis to be presented at the net amount expected to be collected and credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses, which requires recognition of an estimate of all current expected credit losses. The guidance is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those years, with early adoption permitted for fiscal years beginning after December 15, 2018. Management is in the process of assessing the impact of ASU 2016-13 on the Company’s consolidated financial statements.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

4.    Investments

Short-term investments consisted of the following:

	December 31,	September 30,
	2016	2016

U.S. Treasury Bills	$3,993,598	$3,988,794

U.S. Treasury Bills are carried at amortized cost which approximates fair value and are classified as held-to-maturity investments.

5.     Inventory

Raw materials include inventory of manufacturing supplies. Work in process includes manufacturing supplies, direct and indirect labor, contracted manufacturing and testing, and allocated manufacturing overhead for inventory in process at the end of the period. Finished goods include products that are complete and available for sale. At December 31, 2016 and September 30, 2016, the Company recorded work in process and finished goods inventory only for those products with recent sales levels to evaluate net realizable value.

Inventory consisted of the following:

	December 31,	September 30,
	2016	2016

Raw materials	$49,151	$38,764
Work in process	20,417	43,498
Finished goods	260,015	167,168

	$329,583	$249,430

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

6.    Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	December 31,	September 30,
	2016	2016

Aquaculture system	$126,257	$126,257
Laboratory facilities	62,033	62,033
Computer and office equipment	111,695	102,030
Tools and equipment	914,917	894,319
Vehicles	49,347	49,347
Leasehold improvements	293,920	282,305
	1,558,169	1,516,291
Less: accumulated depreciation	(838,527)	(793,057)

Depreciable assets, net	719,642	723,234
Construction in progress	75,426	32,880

	$795,068	$756,114

Depreciation and amortization expense amounted to $45,470 and $32,386 for the three months ended December 31, 2016 and 2015, respectively.

7.     Commitments

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

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

Aggregate future minimum lease payments at December 31, 2016 are as follows:

For The Year Ending September 30,
2017	$141,000
2018	188,000
2019	106,000
2020	106,000
2021	6,000

$547,000

Rent expense on these lease agreements amounted to approximately $59,000, and $55,000 for the three months ended December 31, 2016 and 2015, respectively.

Purchase obligations

The Company has commitments totaling approximately $253,000 at December 31, 2016 for signed agreements with contract research organizations and consultants. The Company also has agreements to pay time and materials to contractors, which are estimated at approximately $33,000 at December 31, 2016. All purchase obligations are expected to be fulfilled within the next 12 months.

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

The Company holds a 30% equity interest in the joint venture in exchange for an initial capital contribution of €120,000. One-half of the initial contribution, approximately $67,000, was paid during the year ended September 30, 2016 with the balance due upon the occurrence of certain defined future events. The Company will also provide the joint venture additional financing as may be required, on a pro rata basis in line with its equity interest. If the joint venture does not achieve certain milestones by December 2017, the joint venture will be dissolved, unless (i) the parties mutually agree to pursue the joint venture arrangement, or (ii) either party decides to purchase the equity interests of the other party. Each of the parties is entitled, upon the occurrence of certain defined events, to acquire the interest of the other party.

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

Licensing fees

In July 2013, the Company acquired the exclusive, worldwide license to certain patented technology for the development of human immunotherapies against Clostridium difficile infection (“C. diff”). The license agreement required an initial, non-refundable license fee of $25,000, which was paid in fiscal August 2013, and payment of an aggregate of $200,000 in delayed license fees, which were paid in fiscal August 2014. Beginning September 2014, the terms also require a license fee of $20,000 to be paid annually, creditable against royalties due, if any. Royalties are payable for a percentage of related net sales, if any. License fees are also payable for a percentage of related non-royalty sublicensing revenue, if any. No royalties have been incurred to date. The Company also reimbursed patent filing costs of approximately $12,000 and $11,000 in the three months ended December 31, 2016 and 2015, respectively, and will reimburse certain future patent filing, prosecution, and maintenance costs. License fees and patent cost reimbursements have been accounted for as research and development expense in the accompanying condensed interim consolidated statements of operations.

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

The license agreement provides for the Company to pay up to an aggregate of $6,020,000 in milestone payments to the licensor upon achievement of various financing and development targets up to the first regulatory approval. Remaining contingent milestone payments to the licensor totaling $57,025,000 are related to achievement of sales targets. A financing milestone was met during the year ended August 31, 2014, and accordingly, the Company made a milestone payment of $100,000. No other milestones were met during any other reporting period, and there can be no assurance that any of the remaining milestones will be met in the future.

Retirement savings plan 401(k) contributions

The Company sponsors a 401(k) retirement savings plan that requires an annual non-elective safe harbor employer contribution of 3% of eligible employee wages. All employees over 21 years of age are eligible beginning the first payroll after 3 consecutive months of employment. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were approximately $18,000 and $14,000 for the three months ended December 31, 2016 and 2015, respectively.

Related party commitments

Patent royalty agreement

On August 14, 2002, through its California subsidiary, the Company entered into an agreement with a director and officer of the Company, whereby he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually. The Company’s current operations utilize this invention. There was no royalty expense incurred during the three months ended December 31, 2016 and 2015.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

Collaboration agreement

In December 2013, the Company entered into a collaboration agreement with a privately-held Taiwanese biopharmaceuticals manufacturer which expired in accordance with its terms in December 2015. Under the terms of the agreement, the Company was responsible for the production and delivery of GMP grade KLH for evaluation as a carrier molecule in the collaboration partner’s potential manufacture of OBI-822 (Adagloxad Simolenin) active immunotherapy. The Company was also responsible for method development, product formulation, and process qualification for certain KLH reference standards. The collaboration partner was responsible for development objectives and product specifications. The agreement provided for the collaboration partner to pay fees for certain expenses and costs associated with the collaboration. Subject to certain conditions and timing, the collaboration also provided for the parties to negotiate a commercial supply agreement for Stellar KLH™ in the future. However, there can be no assurance that any such negotiations will lead to successful execution of any further agreements related to this collaboration.

A member of the Company’s Board of Directors currently serves as the manufacturer’s general manager and chair of its board of directors.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

8.     Share Capital

The Company had the following transactions in share capital:

	Three Months Ended
	December 31,	December 31,
	2016	2015

Number of common shares issued	-	464,000

Proceeds from exercise of warrants	-	1,368,260
Transfer to common shares on exercise of warrants	-	1,853,581
Share-based compensation	36,442	124,496

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

At December 31, 2016, there are 383,838 performance shares reserved for issuance.

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

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance - September 30, 2015	1,022,761	$9.04

Granted	1,265,626	4.50
Granted	40,000	4.00	CDN $
Exercised	(424,000)	4.00	CDN $
Expired	(598,761)	13.33
Expired	(40,000)	4.00	CDN $

Balance - September 30, 2016 and
December 31, 2016	1,265,626	$4.50

There were no outstanding warrants with exercise prices denominated in Canadian dollars at December 31, 2016.

The weighted average contractual life remaining on the outstanding warrants at December 31, 2016 is 60 months.

The following table summarizes information about the warrants outstanding at December 31, 2016:

Exercise Price	Number of Warrants	Expiry Date

$4.50	1,265,626	January 6, 2022 *

	1,265,626

* Exercisable beginning January 6, 2017.

Warrant liability

All warrants with exercise prices denominated in Canadian dollars were exercised or have expired. Therefore, there was no outstanding warrant liability at December 31, 2016.

Equity offerings conducted by the Company in prior years included the issuance of warrants with exercise prices denominated in Canadian dollars. The Company’s functional currency is the U.S. dollar. As a result of having exercise prices denominated in other than the Company’s functional currency, those warrants met the definition of derivatives and were therefore classified as derivative liabilities measured at fair value with adjustments to fair value recognized through the consolidated statements of operations. The fair value of those warrants was determined using the Black-Scholes option valuation model at the end of each reporting period. On the date those warrants were exercised, the fair value of warrant liability was reclassified to common shares along with the proceeds from the exercise. If those warrants expired, the related decrease in warrant liability was recognized in profit or loss, as part of the change in fair value of warrant liability. There was no cash flow impact as a result of this accounting treatment.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

The fair value of warrants exercised was determined using the Black-Scholes option valuation model, using the following weighted average assumptions:

Three Months Ended
December 31,
2015
Risk free interest rate	0.48%
Expected life (years)	0.04
Expected share price volatility	92%

There were no warrants exercised during the three months ended December 31, 2016.

The fair value of warrants granted was determined using the Black-Scholes option valuation model, using the following weighted average assumptions:

Three Months Ended
December 31,
2015
Risk free interest rate	0.52%
Expected life (years)	0.01
Expected share price volatility	91%
Expected dividend yield	0%

There were no warrants granted during the three months ended December 31, 2016.

Broker units

The Company granted broker units as finders’ fees in conjunction with equity offerings in prior years. Broker units were fully vested when granted and allowed the holders to purchase equity units. A unit consisted of one common share and either one whole warrant or one half warrant.

A summary of broker units activity is as follows:

	Number of Units	Weighted Average Exercise Price

Balance - September 30, 2015	46,600	1.87

Exercised	(40,000)	2.50	CDN $
Expired	(6,600)	2.50	CDN $

Balance - September 30, 2016 and
December 31, 2016	-	$-

There were no broker units granted or exercised during the three months ended December 31, 2016 and 2015.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

Options

The Company has a fixed share option plan adopted in 2013 (the “Plan”) administered by the Board of Directors, which has the discretion to grant up to an aggregate of 1,000,000 options. The exercise price of an option is set at the closing price of the Company’s common shares on the date of grant. Share options granted to directors, officers, employees and consultants for past service are subject to the following vesting schedule: (a) one-third shall vest immediately, (b) one-third shall vest at 12 months from the date of grant and (c) one-third shall vest at 18 months from the date of grant.

Share options granted to directors, officers, employees and consultants for future service are subject to the following vesting schedule: (x) one-third shall vest at 12 months from the date of grant, (y) one-third shall vest at 24 months from the date of grant and (z) one-third shall vest at 36 months from the date of grant.

Share options granted to investor relations consultants are subject to the following vesting schedule: (aa) 25% shall vest at 3 months from the date of grant, (bb) 25% shall vest at 6 months from the date of grant, (cc) 25% shall vest at 12 months from the date of grant and (dd) 25% shall vest at 15 months from the date of grant.

Options have been granted under the Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options	Weighted Average Exercise Price

Balance - September 30, 2015	557,638	$5.17

Granted	56,300	6.47
Expired	(21,334)	10.70
Expired	(53,501)	5.22	CDN $

Balance - September 30, 2016	539,103	$5.29

Granted	46,600	2.03
Expired	(14,499)	7.17

Balance - December 31, 2016	571,204	$4.89

The weighted average contractual life remaining on the outstanding options is 2.51 years.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

The following table summarizes information about the options under the Plan outstanding and exercisable at December 31, 2016:

Number of Options	Exercisable at December 31, 2016	Range of exercise prices	Expiry Dates
283,610	283,610	CDN$0.01 - 5.00	Apr 2017-Dec 2019
55,000	18,401	$0.01 - 5.00	Dec 2023
142,860	142,860	CDN$5.01 - 10.00	Oct 2017-Jun 2022
18,734	13,700	$5.01 - 10.00	Dec 2022
21,500	21,500	CDN$15.01 - 20.00	Nov 2018-Nov 2021
49,500	49,500	$15.01 - 20.00	Nov 2020
571,204	529,571

The estimated fair value of the share options granted during the three months ended December 31, 2016 and 2015 was determined using a Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended
	December 31,	December 31,
	2016	2015
Risk free interest rate	1.49%	1.05%
Expected life (years)	7.00	7.00
Expected share price volatility	166%	108%
Expected dividend yield	0%	0%

The weighted average fair value of share options awarded during the three months ended December 31, 2016 and 2015 was $1.98 and $7.06, respectively.

As of December 31, 2016, the Company had approximately $88,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 1.5 years.

There were no options exercised during the three months ended December 31, 2016 and 2015. There was no intrinsic value of the vested options at December 31, 2016.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

9.     Supplemental Disclosure of Cash Flow and Non-Cash Transactions

Supplemental disclosure of cash flow information follows:

	Three Months Ended
	December 31,	December 31,
	2016	2015

Cash paid during the period for taxes	$800	$7,200

Supplemental disclosure of noncash financing and investing activities follows:

	Three Months Ended
	December 31,	December 31,
	2016	2015

Transfer to common shares on exercise of warrants	$-	$1,853,581

10.   Fair Value of Financial Instruments

The Company uses the fair value measurement framework for valuing financial assets and liabilities measured on a recurring basis in situations where other accounting pronouncements either permit or require fair value measurements.

Fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued liabilities, and deferred revenue approximates fair value due to the short-term nature of such instruments. Short-term investments in U.S. Treasury Bills are recorded at amortized cost, which approximates fair value.

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

The Company reports its short-term investments in U.S. Treasury Bills at fair value using Level 1 inputs in the fair value hierarchy.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

The following table summarizes fair values for those assets and liabilities with fair value measured on a recurring basis.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

December 31, 2016
Assets
Short-term investments in U.S. Treasury Bills	$3,993,598	$-	$-	$3,993,598

September 30, 2016
Assets
Short-term investments in U.S. Treasury Bills	$3,988,794	$-	$-	$3,988,794

11.   Concentrations of Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, U.S Treasury Bills, and accounts receivable. The Company estimates its maximum credit risk at the amount recorded on the balance sheet.

Management’s assessment of the Company’s credit risk for cash and cash equivalents is low as they are held in major financial institutions believed to be credit worthy or U.S. Treasury Bills with maturities of 90 days or less. The Company limits its exposure to credit loss for short-term investments by holding U.S. Treasury Bills with maturies of 1 year or less. Based on credit monitoring and history, the Company considers the risk of credit losses due to customer non-performance on accounts receivable to be low.

The Company had the following concentrations of revenues by customers:

	Three Months
	December 31,	December 31,
	2016	2015

Product sales and contract services revenue	92% from 1 customer	85% from 3 customers

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

The Company had the following concentrations of revenues by geographic areas:

	Three Months
	December 31,	December 31,
	2016	2015

Europe	94%	37%
Asia	-	61%
U.S.	6%	2%

The Company had the following concentrations of accounts receivable:

	December 31,	September 30,
	2016	2016

Accounts receivable	85% from 3 customers	100 % from 1 customer

12.   Subsequent Event

On January 9, 2017, the Company formed a Mexican subsidiary under the name BioEstelar, S.A. de C.V. The Company’s California operating entity, Stellar Biotechnologies, Inc., has a 99% ownership interest in this subsidiary and the Company owns the remaining interest. The new operating entity, headquartered in Ensenada, Baja California, will support the Company’s plan to establish a potential second aquaculture facility, including the development of regional marine resources, aquaculture, and raw material processing for Stellar KLH products.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of December 31, 2016 and our audited consolidated financial statements for the year ended September 30, 2016 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 14, 2016.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, the risks described in our Annual Report on Form 10-K for the year ended September 30, 2016 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of December 31, 2016 and September 30, 2016, and for the three months ended December 31, 2016 and 2015 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

Stellar Biotechnologies, Inc. is a biotechnology company engaged in the aquaculture, research and development, manufacture and commercialization of Keyhole Limpet Hemocyanin (KLH). KLH is an immune-stimulating protein with an extensive history of safe and effective use in immunological applications.

KLH can be used as an active pharmaceutical ingredient and combined with a disease-targeting agent to create immunotherapies for the treatment of a variety of diseases. The KLH protein can also be used as a finished, injectable product in the immunodiagnostic market for measuring immune response in patients and research settings. Our KLH products can be used to stimulate the immune system in both applications.

We extract and manufacture KLH from the hemolymph of a scarce ocean mollusk, the Giant Keyhole Limpet. Based upon our specialized knowledge of aquaculture science and KLH, we have built unique land-based aquaculture, laboratory and production facilities. We have also developed sustainable and scalable manufacturing processes to produce KLH using Current Good Manufacturing Practices (GMP).

We market and sell our KLH products to third parties under the brand Stellar KLH™. Our customers and partners include multinational biotechnology and pharmaceutical companies, academic institutions, clinical research organizations, and research centers. We believe we are positioning our business to meet the anticipated long-term demand within the pharmaceutical industry for GMP grade KLH by providing a sustainable source for its scalable, controlled and traceable production. We believe the versatility of the KLH molecule and the growing need for commercial-scale GMP grade KLH provide multiple commercial opportunities for us.

Recent Developments

Mexico Subsidiary

In January 2017, we established a wholly owned Mexican subsidiary under the name BioEstelar, S.A. de C.V. The new operating entity, headquartered in Ensenada, Baja California, will support our plan to establish a second aquaculture facility, including the development of regional marine resources, aquaculture and raw material processing for Stellar’s KLH products. In 2015, we entered into collaboration and lease agreements with Ostiones Guerrero, S.A. de C.V., a privately held commercial fishing corporation in Baja California, Mexico to secure a strategic site in Baja California, Mexico, and we are currently conducting a multi-year suitability study with Ostiones, which includes our recently initiated quality studies of the KLH protein produced in Mexico.

Significant Accounting Policies and Estimates

For a discussion of our significant accounting policies and estimates, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as filed with the Securities and Exchange Commission (SEC) on December 14, 2016. There are no material changes in our significant accounting policies and estimates from the disclosure provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Results of Operations

Comparison of Three Months Ended December 31, 2016 and 2015

Our total revenues decreased by $346,304 to $141,856 for fiscal first quarter 2017 compared to $488,160 for the fiscal quarter ended December 31, 2015 due to a decrease in product sales volumes, which are subject to variability associated with the rate of development and progression of clinical studies of third-party products that utilize Stellar KLH. Product sales were also impacted by a higher customer concentration over the comparable period. In December 2015, we successfully completed a collaboration agreement, and there has been no contract services revenue since then.

Our total expenses decreased by $239,182 to $1,556,332 for fiscal first quarter 2017 compared to $1,795,514 for the same period last year.

Our costs of sales and contract services decreased by $233,498 to $78,565 for fiscal first quarter 2017 compared to $312,063 for the same period last year primarily due to decreased product sales.

Our research and development expenses increased by $172,016 to $460,865 for fiscal first quarter 2017 compared to $288,849 for the same period last year. The increase was primarily due to research and development activities intended to increase the scalability and throughput capacity of existing manufacturing systems, including additional research and development in aquaculture, both in the U.S. and for our aquaculture feasibility assessment in Baja California, Mexico; improvements in analytical, manufacturing, and purification processes; stability studies; and formulation development.

Our general and administrative expenses decreased by $177,622 to $932,067 for fiscal first quarter 2017 compared to $1,109,689 for the same period last year primarily due to reduced legal and professional fees and public company expenses, which were higher in the comparable period due to our Nasdaq uplisting in November 2015.

Other loss decreased by $244,853 to an overall loss of $70,396 for fiscal first quarter 2017 compared to an overall loss of $315,249 for the same period last year. The decrease was primarily due to a noncash change in fair value of warrant liability related to warrants with Canadian dollar exercise prices. All such warrants were exercised or expired by December 2015 and, consequently, there was no warrant liability and no gain/loss in fair value of warrant liability for fiscal first quarter 2017 compared to a loss of $211,956 for the same period last year. Foreign exchange loss decreased by $31,738 to a loss of $77,390 for fiscal first quarter 2017 compared to loss of $109,128 for the same period last year due to more favorable exchange rates for our Canadian cash and cash equivalents. The portion of foreign exchange loss realized in cash was $2,682 for fiscal first quarter 2017 and $11,462 for the same period last year.

Our net loss for fiscal first quarter 2017 was $1,485,672, or $0.15 per basic share, compared to a net loss of $1,629,803, or $0.19 per basic share, for fiscal first quarter 2016.

Capital Expenditures

Our capital expenditures, which primarily consist of scientific, manufacturing, and aquaculture equipment, and facility leasehold improvements for the three months ended December 31, 2016 and 2015 are as follows:

	Three Months Ended
	December 31,	December 31,
Assets Acquired	2016	2015

Property, plant and equipment	$22,639	$41,185
Construction in progress	61,785	133,834

Liquidity and Capital Resources

Our working capital position at December 31, 2016 was $9,987,827, including cash and cash equivalents of $5,885,409 and short-term investments of $3,993,598. Management believes the current working capital is sufficient to meet our present requirements, including all contractual obligations and anticipated research and development expenditures for at least the next 12 months. In July 2016, we closed a registered direct offering of an aggregate of 1,687,500 of our common shares, and a concurrent private placement of warrants to purchase up to an aggregate of 1,265,626 common shares with an exercise price of $4.50 per share, resulting in net proceeds of approximately $6 million.

We may pursue opportunities to obtain additional financing in the future through equity financings. We have filed with the Securities and Exchange Commission, and the Securities and Exchange Commission declared effective, a universal shelf registration statement of up to $100 million worth of registered equity securities, of which we utilized approximately $6.75 million in our July 2016 offering. Under this effective registration statement, we may issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering with a value of more than one-third of the aggregate market value of our common shares held by nonaffiliates in any twelve-month period, so long as the aggregate market value of our common shares held by non-affiliates remains below $75 million. Registered securities issued using our existing shelf may be used to raise additional capital to fund our working capital, R&D and other corporate needs.

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

Three Months Ended December 31, 2016

Our working capital was $9,987,827 as of December 31, 2016, compared to working capital of $11,476,011 as of September 30, 2016.

Our cash and cash equivalents totaled $5,885,409 at December 31, 2016, compared to cash and cash equivalents of $7,416,904 at September 30, 2016, which represented a decrease of $1,531,495 over the three-month period. Our short-term investments totaled $3,993,598 at December 31, 2016, compared to short-term investments of $3,988,794 at September 30, 2016, which represented an increase of $4,804 over the three-month period.

During the three months ended December 31, 2016, operating activities used cash of $1,365,034. Items not affecting cash included: depreciation and amortization of $45,470; share-based compensation related to the issuance and vesting of stock options of $36,442; and unrealized foreign exchange loss of $77,390. Changes in non-cash working capital items primarily result from a decrease in accounts receivable of $72,666 and an increase in inventory of $80,153 primarily due to the timing of manufacturing cycles.

Investing activities used cash of $89,228 primarily for the acquisition of property, plant and equipment, which used cash of $84,424 related to improvements in manufacturing and aquaculture facilities.

The effect of fluctuations in exchange rates on cash and cash equivalents was a decrease of $77,233 due to a decline in the Canadian dollar relative to the U.S. dollar.

Three Months Ended December 31, 2015

Our working capital was $8,968,877 as of December 31, 2015, compared to working capital of $7,485,971 as of September 30, 2015. Working capital was reduced by the noncash current portion of our warrant liability in the amount of $1,550,630 at September 30, 2015. Because all warrants with Canadian dollar exercise prices were exercised or have expired, there was no warrant liability at December 31, 2015.

Our cash and cash equivalents totaled $3,887,550 at December 31, 2015, compared to cash and cash equivalents of $3,955,503 at September 30, 2015, which represented a decrease of $67,953. Our short-term investments totaled $5,016,800 at December 31, 2015, compared to short-term investments of $5,015,171 at September 30, 2015, which represented an increase of $1,629 over the three-month period.

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

Geographic Concentrations

The geographic markets of our customers are principally Europe, Asia, and the United States. We had the following concentrations of revenues by geographic areas:

	Three Months Ended
	December 31,	December 31,
	2016	2015

Europe	94%	37%
Asia	-	61%
U.S.	6%	2%

The geographic concentration of our product sales fluctuates quarter over quarter, sometimes significantly, depending on the volume of orders from our customers in each of our principal geographic markets.

Research and Development

Our core business is developing and commercializing Keyhole Limpet Hemocyanin (KLH) for use in immunotherapy and immunodiagnostic applications. Our internal research includes, among other activities, continual improvement of methods for the culture and growth of the Giant Keyhole Limpet, innovations in aquaculture systems and infrastructure, biophysical and biochemical characterization of the KLH molecule, analytical processes to enhance performance of our products, KLH manufacturing process improvements, new KLH formulations, and early development of potential new KLH-based immunotherapies. However, from time to time we may engage in non-related research and development activities as opportunities arise.

In December 2016, we initiated plans to optimize our protein manufacturing processes at our primary facility in Port Hueneme, California, including the evaluation and use of new equipment. The launch of our manufacturing processes optimization plans is intended to increase the scalability and throughput capacity of existing manufacturing systems, which were originally developed to provide clinical development stage quantities of our Stellar KLH products.

Research and development costs, including materials and salaries of employees directly involved in research and development efforts, are expensed as incurred.

The following table includes our research and development costs for each of the three months ended December 31, 2016 and 2015:

	Three Months Ended
	December 31,	December 31,
	2016	2015

Research and development expense	$460,865	$288,849

The increase in the comparable periods was primarily due to research and development activities intended to increase the scalability and throughput capacity of existing manufacturing systems.

Disclosure of Contractual Obligations

We lease buildings and facilities used in our operations under three sublease agreements with the Oxnard Harbor District. In June 2015, we exercised our option to extend these sublease agreements for an additional five-year term beginning in October and November 2015. We negotiated an option to extend the leases for two additional five-year terms.

We lease facilities used for executive offices and laboratories, and we must pay a portion of the common area maintenance. In July 2016, we extended this lease for a two-year term, which extension includes options to renew this lease for three successive, two-year terms.

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

There have been no material changes in our contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as filed with the SEC on December 14, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to financial market risks associated with foreign exchange rates, concentration of credit, and liquidity. In accordance with our policies, we manage our exposure to various market-based risks and where material, these risks are reviewed and monitored by our Board of Directors. For a discussion of our market risk exposure, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as filed with the SEC on December 14, 2016. There are no material changes in market risk from the disclosure provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of December 31, 2016, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as filed with the SEC on December 14, 2016.

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

Date: February 6, 2017	STELLAR BIOTECHNOLOGIES, INC.

/s/ Kathi Niffenegger
Kathi Niffenegger Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.