Form 10-Q
period 2017-03-31
Stellar Biotechnologies, Inc.
filed 2017-05-09
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-37619

Stellar Biotechnologies, Inc.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

332 E. Scott Street
Port Hueneme, California	93041
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 488-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of May 9, 2017, the registrant had 10,136,258 common shares issued and outstanding.

Stellar Biotechnologies, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited)

(Expressed in U.S. Dollars )

	March 31,	September 30,
	2017	2016

Assets:

Current assets:
Cash and cash equivalents	$4,601,222	$7,416,904
Accounts receivable	65,881	85,813
Short-term investments	3,994,364	3,988,794
Inventory	310,574	249,430
Prepaid expenses	376,643	358,714

Total current assets	9,348,684	12,099,655

Noncurrent assets:

Equity investment in joint venture	66,695	66,695
Property, plant and equipment, net	792,270	756,114
Deposits	15,340	15,340

Total noncurrent assets	874,305	838,149

Total Assets	$10,222,989	$12,937,804

Liabilities and Shareholders’ Equity:

Current liabilities:
Accounts payable and accrued liabilities	$433,384	$623,644

Total Current Liabilities	433,384	623,644

Commitments (Note 7)

Shareholders’ equity:

Common shares, unlimited common shares authorized, no par value, 10,136,258 issued and outstanding at March 31, 2017 and September 30, 2016	47,280,792	47,280,792
Accumulated share-based compensation	5,459,557	5,394,763
Accumulated deficit	(42,950,744)	(40,361,395)

Total Shareholders’ Equity	9,789,605	12,314,160

Total Liabilities and Shareholders’ Equity	$10,222,989	$12,937,804

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars )

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016

Revenues:
Product sales	$13,019	$326,335	$154,875	$782,495
Contract services revenue	50,000	-	50,000	32,000
	63,019	326,335	204,875	814,495

Expenses:
Costs of sales and contract services	71,443	268,901	150,008	580,964
Costs of aquaculture	63,402	79,249	148,237	164,162
Research and development	329,371	309,062	790,236	597,911
General and administrative	746,360	765,066	1,678,427	1,874,755
	1,210,576	1,422,278	2,766,908	3,217,792

Loss from Operations	(1,147,557)	(1,095,943)	(2,562,033)	(2,403,297)

Other Income (Loss)
Foreign exchange gain (loss)	35,227	226,764	(42,163)	117,636
Loss in fair value of warrant liability	-	-	-	(211,956)
Investment income	8,653	8,169	15,647	14,004
	43,880	234,933	(26,516)	(80,316)

Loss Before Income Tax	(1,103,677)	(861,010)	(2,588,549)	(2,483,613)

Income tax expense	-	-	800	7,200

Net Loss	$(1,103,677)	$(861,010)	$(2,589,349)	$(2,490,813)

Loss per common share:
Basic and diluted	$(0.11)	$(0.10)	$(0.26)	$(0.30)
Weighted average number of common shares outstanding:
Basic and diluted	10,136,258	8,448,758	10,136,258	8,410,835

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars )

	Six Months Ended
	March 31,	March 31,
	2017	2016

Cash Flows Used In Operating Activities:
Net loss	$(2,589,349)	$(2,490,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,720	68,732
Share-based compensation	64,794	167,329
Foreign exchange (gain) loss	42,163	(117,636)
Loss in fair value of warrant liability	-	211,956

Changes in working capital items:
Accounts receivable	19,899	147,209
Inventory	(61,144)	13,817
Prepaid expenses	(18,053)	(34,907)
Deposits	-	560
Accounts payable and accrued liabilities	(190,227)	(213,773)

Net cash used in operating activities	(2,641,197)	(2,247,526)

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(126,876)	(263,242)
Purchase of short-term investments	(2,005,570)	(2,005,818)
Proceeds on sales and maturities of short-term investments	2,000,000	5,021,827

Net cash provided by (used in) investing activities	(132,446)	2,752,767

Cash Flows From Financing Activities:
Proceeds from exercise of warrants and options	-	1,368,260

Net cash provided by financing activities	-	1,368,260

Effect of exchange rate changes on cash and cash equivalents	(42,039)	132,723

Net change in cash and cash equivalents	(2,815,682)	2,006,224
Cash and cash equivalents - beginning of period	7,416,904	3,955,503
Cash and cash equivalents - end of period	$4,601,222	$5,961,727

Cash (demand deposits)	$850,224	$5,961,727
Cash equivalents	3,750,998	-

Cash and cash equivalents	$4,601,222	$5,961,727

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

In April 2010, the Company changed its name from CAG Capital, Inc. to Stellar Biotechnologies, Inc. and completed a reverse merger transaction with Stellar Biotechnologies, Inc., a California corporation, which was founded in September 1999, and remains the Company’s wholly-owned subsidiary and principal operating entity. In January 2017, the California subsidiary and the Company established a wholly owned Mexican subsidiary under the name BioEstelar, S.A. de C.V. in Ensenada, Baja California to perform aquaculture research and development activities in Mexico. The Company’s executive offices are located at 332 E. Scott Street, Port Hueneme, California, 93041, USA, and its registered and records office is Royal Centre, 1055 West Georgia Street, Suite 1500, Vancouver, BC, V6E 4N7, Canada.

Management Plans

For the six months ended March 31, 2017 and 2016, the Company reported net losses of approximately $2.6 million and $2.5 million, respectively. As of March 31, 2017, the Company had an accumulated deficit of approximately $43 million and working capital of approximately $8.9 million.

In the past, operations of the Company have primarily been funded by the issuance of common shares, exercise of warrants, grant revenues, contract services revenues and product sales. Management believes the Company’s working capital is sufficient to support the Company’s current initiatives at the current level for at least 12 months. Management is also continuing the ongoing effort toward expanding the customer base for existing marketed products, and the Company may seek additional financing alternatives, including nondilutive financing through grants, collaboration and licensing arrangements, as well as additional equity financing and debt financing.

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

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

The accompanying condensed interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Stellar Biotechnologies, Inc., a California corporation in the U.S. and BioEstelar, S.A. de C.V. a Baja California corporation in Mexico. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for other interim periods or the year ending September 30, 2017. The condensed interim consolidated financial data at September 30, 2016 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016, as filed on December 14, 2016 with the SEC.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by ASU 2015-14 to defer the effective date (“ASU 2014-09”). ASU 2014-09 creates a new topic in the Accounting Standards Codification (“ASC”) Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early application is only permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 (“ASU 2016-11”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). These standards are effective for the Company during the fiscal year ending September 30, 2019. Management is in the process of assessing the impact of ASU 2014-09 and the new revenue standards on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on determining management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The guidance in ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, including interim periods within those years with early application permitted. The Company adopted ASU-2014-15 for interim periods during the current fiscal year ending September 30, 2017.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 indicates that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU does not apply to inventory measured using LIFO or the retail inventory method. It does apply to all other inventory, including inventory measured using FIFO or average cost. The guidance in ASU 2015-11 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within those years. The provisions should be applied prospectively with early application permitted as of the beginning of an interim or annual reporting period. These standards are effective for the Company during the fiscal year ending September 30, 2018. Management is in the process of assessing the impact of ASU 2015-11 on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, ASU 2016-01 clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. These standards are effective for the Company during the fiscal year ending September 30, 2019. Management is in the process of assessing the impact of ASU 2016-01 on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities on the balance sheet arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years, with early adoption permitted. These standards are effective for the Company during the fiscal year ending September 30, 2020. Management is in the process of assessing the impact of ASU 2016-02 on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is part of the FASB’s Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amended guidance is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. These standards are effective for the Company during the fiscal year ending September 30, 2018. Management is in the process of assessing the impact of ASU 2016-09 on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which includes provisions that require financial assets measured at amortized cost basis to be presented at the net amount expected to be collected and credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses, which requires recognition of an estimate of all current expected credit losses. The guidance is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those years, with early adoption permitted for fiscal years beginning after December 15, 2018. These standards are effective for the Company during the fiscal year ending September 30, 2021. Management is in the process of assessing the impact of ASU 2016-13 on the Company’s consolidated financial statements.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

4.	Investments

Short-term investments consisted of the following:

	March 31,	September 30,
	2017	2016

U.S. Treasury Bills	$3,994,364	$3,988,794

U.S. Treasury Bills are carried at amortized cost which approximates fair value and are classified as held-to-maturity investments.

5.	Inventory

Raw materials include inventory of manufacturing supplies. Work in process includes manufacturing supplies, direct and indirect labor, contracted manufacturing and testing, and allocated manufacturing overhead for inventory in process at the end of the period. Finished goods include products that are complete and available for sale. At March 31, 2017 and September 30, 2016, the Company recorded work in process and finished goods inventory only for those products with recent sales levels to evaluate net realizable value.

Inventory consisted of the following:

	March 31,	September 30,
	2017	2016

Raw materials	$36,277	$38,764
Work in process	20,417	43,498
Finished goods	253,880	167,168

	$310,574	$249,430

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

6.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	March 31,	September 30,
	2017	2016

Aquaculture system	$126,257	$126,257
Laboratory facilities	62,033	62,033
Computer and office equipment	110,344	102,030
Tools and equipment	920,333	894,319
Vehicles	49,347	49,347
Leasehold improvements	298,295	282,305
	1,566,609	1,516,291
Less: accumulated depreciation	(879,783)	(793,057)

Depreciable assets, net	686,826	723,234
Construction in progress	105,444	32,880

	$792,270	$756,114

Depreciation and amortization expense amounted to $90,720 and $68,732 for the six months ended March 31, 2017 and 2016, respectively.

7.	Commitments

Operating leases

The Company leases buildings and facilities used in its operations under three sublease agreements with the Oxnard Harbor District. In June 2015, the Company exercised its option to extend these sublease agreements for an additional five-year term beginning in October and November 2015. The Company negotiated an option to extend the leases for two additional five-year terms.

The Company leases facilities used for executive offices and laboratories and pays a portion of the common area maintenance. In July 2016, the Company extended this lease for a two-year term, with options to renew for three successive two-year terms.

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

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

Aggregate future minimum lease payments at March 31, 2017 are as follows:

For The Year Ending September 30,
2017	$97,000
2018	188,000
2019	106,000
2020	106,000
2021	6,000

$503,000

Rent expense on these lease agreements amounted to approximately $119,000, and $116,000 for the six months ended March 31, 2017 and 2016, respectively.

Purchase obligations

The Company has commitments totaling approximately $235,000 at March 31, 2017 for signed agreements with contract research organizations and consultants. The Company also has agreements to pay time and materials to contractors, which are estimated at approximately $27,000 at March 31, 2017. All purchase obligations are expected to be fulfilled within the next 12 months.

Supply agreements

The Company has commitments under supply agreements with customers for fixed prices per gram of KLH in connection with clinical trials on a non-exclusive basis except within that customer’s field of use. The expiration dates of these supply agreements range from October 2019 to February 2022, and are generally renewable upon written request of the customer.

Joint venture agreement

In May 2016, the Company entered into a joint venture agreement with another party for the formation of a joint venture company to manufacture and sell conjugated therapeutic vaccines. The joint venture is organized as a French simplified corporation.

The Company holds a 30% equity interest in the joint venture in exchange for an initial capital contribution of €120,000. One-half of the initial contribution, approximately $67,000, was paid during the year ended September 30, 2016 with the balance due upon the occurrence of certain defined future events. The Company will also provide the joint venture additional financing as may be required, on a pro rata basis in line with its equity interest. If the joint venture does not achieve certain milestones by December 2017, the joint venture will be dissolved, unless (i) the parties mutually agree to continue the joint venture arrangement, or (ii) either party decides to purchase the equity interests of the other party. Each of the parties is entitled, upon the occurrence of certain defined events, to acquire the interest of the other party.

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

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

Licensing agreement and technology transfer agreement

In July 2013, pursuant to a written agreement (the “License Agreement”) with a University (the “Licensor”) the Company acquired the exclusive, worldwide license to certain patented technology for the development of human immunotherapies against Clostridium difficile infection (“C. diff”). The License Agreement required an initial, non-refundable license fee of $25,000, which was paid in fiscal August 2013, and payment of an aggregate of $200,000 in delayed license fees, which were paid in fiscal August 2014. Beginning September 2014, the terms also required a license fee of $20,000 to be paid annually, creditable against royalties due, if any. Royalties were payable for a percentage of related net sales, if any. License fees were also payable for a percentage of related non-royalty sublicensing revenue, if any. No royalties have been incurred to date. The Company also reimbursed patent filing, prosecution, and maintenance costs of approximately $12,000 and $11,000 in the six months ended March 31, 2017 and 2016, respectively. License fees and patent cost reimbursements have been accounted for as research and development expense in the accompanying condensed interim consolidated statements of operations.

The License Agreement provided for the Company to pay milestone payments to the Licensor upon achievement of various financing, development and sales targets. A financing milestone was met during the year ended August 31, 2014, and the Company made a milestone payment of $100,000. No other milestones were met during any other reporting period.

In March 2017, (i) the Company entered into an agreement to terminate the License Agreement, (ii) the Company concurrently entered into a technology transfer and purchase agreement (the “Transfer Agreement”) with a vaccine biotechnology company (the “Transferee”), and (iii) the Licensor and Transferee entered into a direct licensing arrangement relating to the patented C. diff technology. Under the Transfer Agreement, the Company transferred to the Transferee its proprietary rights and know-how of immunogens and vaccine technology for C. diff, in exchange for an upfront payment and a percentage of future fees, milestone payments, sublicensing income and royalties, if any, paid by the Transferee or its assigns to the Licensor.

As a result of the termination of the License Agreement, there are no early termination penalties and no further annual licensing fees, contingent milestone payments, royalties or other financial obligations payable by the Company to the Licensor.

Retirement savings plan 401(k) contributions

The Company sponsors a 401(k) retirement savings plan that requires an annual non-elective safe harbor employer contribution of 3% of eligible employee wages. All employees over 21 years of age are eligible beginning the first payroll after 3 consecutive months of employment. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were approximately $32,000 for each of the six months ended March 31, 2017 and 2016.

Related party commitments

Patent royalty agreement

On August 14, 2002, through its California subsidiary, the Company entered into an agreement with a director and officer of the Company, whereby he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually. The Company’s current operations utilize this invention. There was no royalty expense incurred during the six months ended March 31, 2017 and approximately $13,000 in royalty expense during the six months ended March 31, 2016.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

Collaboration agreement

In December 2013, the Company entered into a collaboration agreement with a privately-held Taiwanese biopharmaceuticals manufacturer which expired in accordance with its terms in December 2015. Under the terms of the agreement, the Company was responsible for the production and delivery of GMP grade KLH for evaluation as a carrier molecule in the collaboration partner’s potential manufacture of OBI-822 (Adagloxad Simolenin) active immunotherapy. The Company was also responsible for method development, product formulation, and process qualification for certain KLH reference standards. The collaboration partner was responsible for development objectives and product specifications. The agreement provided for the collaboration partner to pay fees for certain expenses and costs associated with the collaboration. Subject to certain conditions and timing, the collaboration also provided for the parties to negotiate a commercial supply agreement for Stellar KLH™, which was executed in February 2017.

A member of the Company’s Board of Directors currently serves as the manufacturer’s general manager and chair of its board of directors.

8.	Share Capital

The Company had the following transactions in share capital:

	Six Months Ended
	March 31,	March 31,
	2017	2016

Number of common shares issued	-	464,000

Proceeds from exercise of warrants	$-	$1,368,260
Transfer to common shares on exercise of warrants	-	1,853,581
Share-based compensation	64,794	167,329

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

At March 31, 2017, there are 383,838 performance shares reserved for issuance.

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

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance - September 30, 2015	1,022,761	$9.04

Granted	1,265,626	4.50
Granted	40,000	4.00	CDN $
Exercised	(424,000)	4.00	CDN $
Expired	(598,761)	13.33
Expired	(40,000)	4.00	CDN $

Balance - September 30, 2016 and
March 31, 2017	1,265,626	$4.50

There were no outstanding warrants with exercise prices denominated in Canadian dollars at March 31, 2017.

The weighted average contractual life remaining on the outstanding warrants at March 31, 2017 is 57 months.

The following table summarizes information about the warrants outstanding at March 31, 2017:

Exercise Price	Number of Warrants	Expiry Date

$4.50	1,265,626	January 6, 2022

	1,265,626

Warrant liability

All warrants with exercise prices denominated in Canadian dollars were exercised or have expired. Therefore, there was no outstanding warrant liability at March 31, 2017.

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

There were no warrants exercised during the six months ended March 31, 2017.

The fair value of warrants granted was determined using the Black-Scholes option valuation model, using the following weighted average assumptions:

Six Months Ended
March 31,
2016
Risk free interest rate	0.52%
Expected life (years)	0.01
Expected share price volatility	91%
Expected dividend yield	0%

There were no warrants granted during the six months ended March 31, 2017.

Broker units

The Company granted broker units as finders’ fees in conjunction with equity offerings in prior years. Broker units were fully vested when granted and allowed the holders to purchase equity units. A unit consisted of one common share and either one whole warrant or one half warrant.

A summary of broker units activity is as follows:

	Number of Units	Weighted Average Exercise Price

Balance - September 30, 2015	46,600	$1.87

Exercised	(40,000)	2.50	CDN $
Expired	(6,600)	2.50	CDN $

Balance - September 30, 2016 and
March 31, 2017	-	$-

There were no broker units granted or exercised during the six months ended March 31, 2017 and 2016.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

Options

The Company has an incentive compensation plan adopted in 2017 (the “Plan”) administered by the Board of Directors, which amended and restated the 2013 fixed share option plan (the “2013 Plan”). Options, restricted shares and restricted share units are eligible for grants under the Plan. The number of shares available for issuance under the Plan is 1,597,000, including shares available for the exercise of outstanding options under the 2013 Plan. No restricted shares or restricted share units have been granted as of March 31, 2017.

The exercise price of an option is set at the closing price of the Company’s common shares on the date of grant. Share options granted to directors, officers, employees and certain individual consultants for past service are subject to the following vesting schedule: (a) one-third shall vest immediately, (b) one-third shall vest at 12 months from the date of grant and (c) one-third shall vest at 18 months from the date of grant.

Share options granted to directors, officers, employees and certain individual consultants for future service are subject to the following vesting schedule: (x) one-third shall vest at 12 months from the date of grant, (y) one-third shall vest at 24 months from the date of grant and (z) one-third shall vest at 36 months from the date of grant.

Share options granted to certain individual investor relations consultants are subject to the following vesting schedule: (aa) 25% shall vest at 3 months from the date of grant, (bb) 25% shall vest at 6 months from the date of grant, (cc) 25% shall vest at 12 months from the date of grant and (dd) 25% shall vest at 15 months from the date of grant.

Options have been granted under the Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options	Weighted Average Exercise Price

Balance - September 30, 2015	557,638	$5.17

Granted	56,300	6.47
Expired	(21,334)	10.70
Expired	(53,501)	5.22	CDN $

Balance - September 30, 2016	539,103	$5.29

Granted	71,600	1.89
Expired	(18,233)	7.16
Expired	(1,000)	9.40	CDN $

Balance - March 31, 2017	591,470	$4.77

The weighted average contractual life remaining on the outstanding options is 2.43 years.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

The following table summarizes information about the options under the Plan outstanding and exercisable at March 31, 2017:

Number of Options	Exercisable at March 31, 2017	Range of exercise prices	Expiry Dates
283,610	283,610	CDN$0.01 - 5.00	Apr 2017-Dec 2019
79,900	14,967	$0.01 - 5.00	Sep 2023-Mar 2024
141,860	141,860	CDN$5.01 - 10.00	Oct 2017-Jun 2022
15,100	10,067	$5.01 - 10.00	Dec 2022
21,500	21,500	CDN$15.01 - 20.00	Nov 2018-Nov 2021
49,500	49,500	$15.01 - 20.00	Nov 2020
591,470	521,504

The estimated fair value of the share options granted during the six months ended March 31, 2017 and 2016 was determined using a Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended
	March 31,	March 31,
	2017	2016
Risk free interest rate	1.44%	1.05%
Expected life (years)	7.00	7.00
Expected share price volatility	166%	108%
Expected dividend yield	0%	0%

The weighted average fair value of share options awarded during the six months ended March 31, 2017 and 2016 was $1.84 and $6.75, respectively.

As of March 31, 2017, the Company had approximately $107,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 3 years.

There were no options exercised during the six months ended March 31, 2017 and 2016. There was no intrinsic value of the vested options at March 31, 2017.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

9.	Supplemental Disclosure of Cash Flow and Non-Cash Transactions

Supplemental disclosure of cash flow information follows:

	Six Months Ended
	March 31,	March 31,
	2017	2016

Cash paid during the period for taxes	$800	$7,200

Supplemental disclosure of noncash financing and investing activities follows:

	Six Months Ended
	March 31,	March 31,
	2017	2016

Transfer to common shares on exercise of warrants	$-	$1,853,581

10.	Fair Value of Financial Instruments

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

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

The following table summarizes fair values for those assets and liabilities with fair value measured on a recurring basis.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

March 31, 2017
Assets
Short-term investments in U.S. Treasury Bills	$3,994,364	$-	$-	$3,994,364

September 30, 2016
Assets
Short-term investments in U.S. Treasury Bills	$3,988,794	$-	$-	$3,988,794

11.	Concentrations of Credit Risk

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

Management’s assessment of the Company’s credit risk for cash and cash equivalents is low as they are held in major financial institutions believed to be credit worthy or U.S. Treasury Bills with maturities of 90 days or less. The Company limits its exposure to credit loss for short-term investments by holding U.S. Treasury Bills with maturities of 1 year or less. Based on credit monitoring and history, the Company considers the risk of credit losses due to customer non-performance on accounts receivable to be low.

The Company had the following concentrations of revenues by customers:

	Six Months Ended
	March 31,	March 31,
	2017	2016

Product sales and contract services revenue	88% from 2 customers	90% from 5 customers

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

The Company had the following concentrations of revenues by geographic areas:

	Six Months Ended
	March 31,	March 31,
	2017	2016

Europe	71%	45%
U.S.	29%	16%
Asia	-	39%

The Company had the following concentrations of accounts receivable:

	March 31,	September 30,
	2017	2016

Accounts receivable	76% from 1 customer	100% from 1 customer

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of March 31, 2017 and our audited consolidated financial statements for the year ended September 30, 2016 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 14, 2016.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended September 30, 2016 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of March 31, 2017 and September 30, 2016, and for the six months ended March 31, 2017 and 2016 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Recent Developments

University of Guelph License Agreement and Matrivax Technology Transfer Agreement

In July 2013 we entered into a license agreement (the “License Agreement”) with the University of Guelph, Ontario, Canada (“Guelph”), whereby we acquired from Guelph (a) the exclusive rights to develop, manufacture and sell active immunotherapies to treat Clostridium difficile (C. diff) infection that derived from Guelph’s patented technology (the “Guelph IP”) and (b) an exclusive, worldwide license to the Guelph IP, in return for an initial license fee of $25,000, aggregate delayed license fees of $200,000, annual license fees of $20,000 creditable against sales royalties, if any, and contingent milestone payments of up to $6,020,000 payable to Guelph upon achievement of various financing and development targets up to the first regulatory approvals.

On March 8, 2017, (i) we entered into an agreement with Guelph to terminate the License Agreement, with effect from March 6, 2017, (ii) we concurrently entered into a technology transfer and purchase agreement (the “Transfer Agreement”) with Matrivax Inc., also with effect from March 6, 2017 and (iii) Guelph and Matrivax entered into a certain licensing transaction relating to the Guelph IP. Under the Transfer Agreement, we have transferred to Matrivax our proprietary rights and know-how of immunogens and vaccine technology for C. diff, in exchange for an upfront payment and a percentage of future fees, milestone payments, sublicensing income and royalties, if any, paid by Matrivax or its assigns to Guelph.

As a result of the termination of the License Agreement, there are no early termination penalties and no further annual licensing fees, contingent milestone payments, royalties or other financial obligations payable to Guelph.

Supply Agreement with Amaran Biotechnology, Inc.

In February 2017, we entered into an exclusive multi-year supply agreement (the “Supply Agreement”) with Amaran Biotechnologies, Inc., a biopharmaceutical manufacturer based in Taiwan (“Amaran”), in connection with Amaran’s clinical development studies of immunotherapies for metastatic breast cancer and other cancers. Under the terms of the Supply Agreement, Amaran has committed to purchase, and we have agreed to supply to Amaran, Stellar KLH in amounts necessary to meet Amaran’s requirements for vaccine production in the field of active immunotherapies and vaccines that combine tumor antigens known as Globo H to one of our KLH product formulations for the treatment of cancer. Our obligation to supply KLH to Amaran under the Supply Agreement is exclusive with respect to those pharmaceutical products manufactured by Amaran. Pursuant to the Supply Agreement, we have granted Amaran the exclusive right and license during the term of the Supply Agreement, sublicensable to Amaran’s affiliates or third parties, to purchase KLH from us for use in Amaran’s manufacturing process to support clinical trials for its products. We have also agreed to maintain a master file with the U.S. FDA for the KLH product used by Amaran.

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

Results of Operations

Comparison of Six Months Ended March 31, 2017 and 2016

Our total revenues decreased by $609,620 to $204,875 for the six months ended March 31, 2017 compared to $814,495 for the six months ended March 31, 2016 primarily due to a decrease in product sales. While our customer base has not changed significantly, product sales volumes are subject to variability associated with the rate of development and progression of clinical studies of third-party products that utilize Stellar KLH. For the six months ended March 31, 2017, product sales consisted of KLH for clinical and pre-clinical studies and immune system assays. For the six months ended March 31, 2016, product sales primarily consisted of higher volume orders for later stage clinical studies. The rate of progression toward later stage studies is expected to continue to affect the timing and volume of future product sales. Total revenues were also impacted by a decrease in the number of significant customers who purchased our products and services, with two customers representing 88% of total revenue for the current period compared to five customers representing 90% of total revenue for the same period last year.

Our total expenses decreased by $450,884 to $2,766,908 for the six months ended March 31, 2017 compared to $3,217,792 for the same period last year:

•	Our costs of sales and contract services decreased by $430,956 to $150,008 for the six months ended March 31, 2017 compared to $580,964 for the same period last year primarily due to decreased product sales.

•	Our research and development expenses increased by $192,325 to $790,236 for the six months ended March 31, 2017 compared to $597,911 for the same period last year. The increase was primarily due to research and development activities intended to increase the scalability and throughput capacity of existing manufacturing systems, including additional research and development in aquaculture, both in the U.S. and for our aquaculture feasibility assessment in Baja California, Mexico; improvements in analytical, manufacturing, and purification processes; stability studies; and formulation development.

•	Our general and administrative expenses decreased by $196,328 to $1,678,427 for the six months ended March 31, 2017 compared to $1,874,755 for the same period last year primarily due to reduced legal and professional fees and public company expenses, which were higher in the comparable period due to our Nasdaq uplisting in November 2015.

Our total other income (loss) decreased by $53,800 to an overall loss of $26,516 for the six months ended March 31, 2017 compared to an overall loss of $80,316 for the same period last year. The decrease was primarily due to a noncash change in fair value of warrant liability related to warrants with Canadian dollar exercise prices. All such warrants were exercised or expired by December 2015 and, consequently, there was no warrant liability and no gain/loss in fair value of warrant liability for the six months ended March 31, 2017 compared to a loss of $211,956 for the same period last year. Foreign exchange gain decreased by $159,799 to a loss of $42,163 for the six months ended March 31, 2017 compared to a gain of $117,636 for the same period last year due to less favorable exchange rates for our Canadian cash and cash equivalents. The portion of foreign exchange loss realized in cash was $2,970 for the six months ended March 31, 2017 and $12,141 for the same period last year.

Our net loss for the six months ended March 31, 2017 was $2,589,349, or $0.26 per basic share, compared to a net loss of $2,490,813, or $0.30 per basic share, for the six months ended March 31, 2016.

Comparison of Three Months Ended March 31, 2017 and 2016

Our total revenues decreased by $263,316 to $63,019 for the three months ended March 31, 2017 compared to $326,335 for the three months ended March 31, 2016 due to a decrease in our product sales volume. While our customer base has not changed significantly, product sales volumes are subject to variability associated with the rate of development and progression of clinical studies of third-party products that utilize Stellar KLH. For the three months ended March 31, 2017, product sales consisted of lower volume orders for pre-clinical studies and immune system assays. For the three months ended March 31, 2016, product sales primarily consisted of higher volume orders for later stage clinical studies. The rate of progression toward later stage studies is expected to continue to affect the timing and volume of future product sales. Contract services revenues were $50,000 for the three months ended March 31, 2017. There were no contract services revenues for the same period last year.

Our total expenses decreased by $211,702 to $1,210,576 for the three months ended March 31, 2017 compared to $1,422,278 for the same period last year:

•	Our costs of sales and contract services decreased by $197,458 to $71,443 for the three months ended March 31, 2017 compared to $268,901 for the same period last year primarily due to decreased product sales.

•	Our research and development expenses remained relatively unchanged at $329,371 for the three months ended March 31, 2017 compared to $309,062 for the same period last year. Research and development expenses continued to be focused on activities intended to increase the scalability and throughput capacity of existing manufacturing systems, including additional research and development in aquaculture, both in the U.S. and for our aquaculture feasibility assessment in Baja California, Mexico; improvements in analytical, manufacturing, and purification processes; stability studies; and formulation development.

•	Our general and administrative expenses remained relatively unchanged at $746,360 for the three months ended March 31, 2017 compared to $765,066 for the same period last year primarily due to consistent personnel and related expenses, legal and professional fees, and public company expenses.

Our total other income (loss) decreased by $191,053 to an overall gain of $43,880 for the three months ended March 31, 2017 compared to an overall gain of $234,933 for the same period last year. Foreign exchange gain decreased by $191,537 to a gain of $35,227 for the three months ended March 31, 2017 compared to a gain of $226,764 for the same period last year due to less favorable exchange rates for our Canadian cash and cash equivalents. The portion of foreign exchange loss realized in cash was minimal for the three months ended March 31, 2017 and March 31, 2016.

Our net loss for the three months ended March 31, 2017 was $1,103,677, or $0.11 per basic share, compared to a net loss of $861,010, or $0.10 per basic share, for the three months ended March 31, 2016.

Capital Expenditures

Our capital expenditures, which primarily consist of scientific, manufacturing, and aquaculture equipment, and facility leasehold improvements for the six months ended March 31, 2017 and 2016 are as follows:

	Six Months Ended
	March 31,	March 31,
Assets Acquired	2017	2016

Property, plant and equipment	$54,312	$152,170
Construction in progress	72,564	111,068

Liquidity and Capital Resources

Our working capital position at March 31, 2017 was $8,915,300, including cash and cash equivalents of $4,601,222 and short-term investments of $3,994,364. We hold our cash, cash equivalents and short-term investments primarily in demand deposit accounts, time deposits and U.S. Treasury Bills of various maturities. The proportion of funds held in cash compared to cash equivalents or short-term investments has historically fluctuated, sometimes significantly, as reflected on our balance sheet and statement of cash flows for the applicable reporting period, due to the timing of maturities and reinvestments.

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

We may pursue opportunities to obtain additional financing in the future through equity financings. We have filed with the Securities and Exchange Commission, and the Securities and Exchange Commission declared effective, a universal shelf registration statement of up to $100 million worth of registered equity securities, of which we utilized approximately $6.75 million in our July 2016 offering. Under this effective registration statement, we may issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering with a value of more than one-third of the aggregate market value of our common shares held by nonaffiliates in any twelve-month period, so long as the aggregate market value of our common shares held by non-affiliates is below $75 million. Registered securities issued using our existing shelf may be used to raise additional capital to fund our working capital, R&D and other corporate needs.

We expect to finance our future expenditures and obligations through revenues from product sales, contract services, licensing fees and sales of common shares. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our business plan and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

Geographic Concentrations

The geographic markets of our customers are principally Europe, Asia, and the United States. We had the following concentrations of revenues by geographic areas:

	Six Months Ended
	March 31,	March 31,
	2017	2016

Europe	71%	45%
U.S.	29%	16%
Asia	-	39%

The geographic concentration of our product sales and contract services revenue fluctuates quarter over quarter, sometimes significantly, depending on the volume of sales and contract services from our customers in each of our principal geographic markets.

Research and Development

Our core business is developing and commercializing Keyhole Limpet Hemocyanin (KLH) for use in immunotherapy and immunodiagnostic applications. Our internal research includes, among other activities, continual improvement of methods for the culture and growth of the Giant Keyhole Limpet, innovations in aquaculture systems and infrastructure, biophysical and biochemical characterization of the KLH molecule, analytical processes to enhance performance of our products, KLH manufacturing process improvements, and new KLH formulations. However, from time to time we may engage in non-related research and development activities as opportunities arise.

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

The following table includes our research and development costs for each of the six months ended March 31, 2017 and 2016:

	Six Months Ended
	March 31,	March 31,
	2017	2016

Research and development expense	$790,236	$597,911

The increase from the comparable period was primarily due to research and development activities intended to increase the scalability and throughput capacity of existing manufacturing systems.

Disclosure of Contractual Obligations

We lease buildings and facilities used in our operations under three sublease agreements with the Oxnard Harbor District. In June 2015, we exercised our option to extend these sublease agreements for an additional five-year term beginning in October and November 2015. We negotiated an option to extend the leases for two additional five-year terms.

We lease facilities used for executive offices and laboratories, and pay a portion of the common area maintenance. In July 2016, we extended this lease for a two-year term, which extension includes options to renew this lease for three successive, two-year terms.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of March 31, 2017, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be involved in legal proceedings, claims and litigation arising in the ordinary course of business. We are not currently a party to any material legal proceedings or claims outside the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Date: May 9, 2017	STELLAR BIOTECHNOLOGIES, INC.

/s/ Kathi Niffenegger
Kathi Niffenegger
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	2017 Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 29, 2017).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

