Form 10-Q
period 2017-06-30
Stellar Biotechnologies, Inc.
filed 2017-08-09
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 9, 2017, the registrant had 10,520,096 common shares issued and outstanding.

Stellar Biotechnologies, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited)

(Expressed in U.S. Dollars)

	June 30,	September 30,
	2017	2016

Assets:

Current assets:
Cash and cash equivalents	$3,647,363	$7,416,904
Accounts receivable	11,879	85,813
Short-term investments	3,997,647	3,988,794
Inventory	140,947	249,430
Prepaid expenses	321,513	358,714

Total current assets	8,119,349	12,099,655

Noncurrent assets:

Equity investment in joint venture	66,695	66,695
Property, plant and equipment, net	820,888	756,114
Deposits	15,340	15,340

Total noncurrent assets	902,923	838,149

Total Assets	$9,022,272	$12,937,804

Liabilities and Shareholders' Equity:

Current liabilities:
Accounts payable and accrued liabilities	$425,342	$623,644

Total Current Liabilities	425,342	623,644

Commitments (Note 7)

Shareholders' equity:

Common shares, unlimited common shares authorized, no par value, 10,520,096 and 10,136,258 issued and outstanding at June 30, 2017 and September 30, 2016	48,351,701	47,280,792
Accumulated share-based compensation	4,416,334	5,394,763
Accumulated deficit	(44,171,105)	(40,361,395)

Total Shareholders' Equity	8,596,930	12,314,160

Total Liabilities and Shareholders' Equity	$9,022,272	$12,937,804

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenues:
Product sales	$20,532	$181,092	$175,407	$963,587
Contract services revenue	-	-	50,000	32,000
	20,532	181,092	225,407	995,587

Expenses:
Costs of sales and contract services	77,555	119,989	227,563	700,953
Costs of aquaculture	64,708	59,063	212,945	223,225
Research and development	536,169	470,097	1,326,405	1,068,008
General and administrative	635,716	720,421	2,314,143	2,595,176
	1,314,148	1,369,570	4,081,056	4,587,362

Loss from Operations	(1,293,616)	(1,188,478)	(3,855,649)	(3,591,775)

Other Income (Loss)
Foreign exchange gain (loss)	64,135	(8,188)	21,972	109,448
Loss in fair value of warrant liability	-	-	-	(211,956)
Investment income	9,120	2,589	24,767	16,593
	73,255	(5,599)	46,739	(85,915)

Loss Before Income Tax	(1,220,361)	(1,194,077)	(3,808,910)	(3,677,690)

Income tax expense	-	-	800	7,200

Net Loss	$(1,220,361)	$(1,194,077)	$(3,809,710)	$(3,684,890)

Loss per common share:
Basic and diluted	$(0.12)	$(0.14)	$(0.38)	$(0.44)
Weighted average number of common shares outstanding:
Basic and diluted	10,153,130	8,448,758	10,141,882	8,423,429

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars)

	Nine Months Ended
	June 30,	June 30,
	2017	2016

Cash Flows Used In Operating Activities:
Net loss	$(3,809,710)	$(3,684,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,515	106,712
Share-based compensation	92,480	209,781
Foreign exchange (gain) loss	(21,972)	(109,448)
Loss in fair value of warrant liability	-	211,956

Changes in working capital items:
Accounts receivable	73,906	148,611
Deferred share issuance costs	-	(232,822)
Inventory	108,483	(11,418)
Prepaid expenses	37,033	38,301
Deposits	-	560
Accounts payable and accrued liabilities	(198,269)	8,695

Net cash used in operating activities	(3,582,534)	(3,313,962)

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(200,365)	(294,858)
Purchase of short-term investments	(3,008,853)	(6,005,737)
Proceeds on sales and maturities of short-term investments	3,000,000	9,021,827
Contribution to joint venture	-	(66,695)

Net cash provided by (used in) investing activities	(209,218)	2,654,537

Cash Flows From Financing Activities:
Proceeds from exercise of warrants and options	-	1,368,260

Net cash provided by financing activities	-	1,368,260

Effect of exchange rate changes on cash and cash equivalents	22,211	122,865

Net change in cash and cash equivalents	(3,769,541)	831,700
Cash and cash equivalents - beginning of period	7,416,904	3,955,503
Cash and cash equivalents - end of period	$3,647,363	$4,787,203

Cash (demand deposits)	$1,035,138	$1,712,003
Cash equivalents	2,612,225	3,075,200

Cash and cash equivalents	$3,647,363	$4,787,203

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

In April 2010, the Company changed its name from CAG Capital, Inc. to Stellar Biotechnologies, Inc. and completed a reverse merger transaction with Stellar Biotechnologies, Inc., a California corporation, which was founded in September 1999, and remains the Company’s wholly-owned subsidiary and principal operating entity. In January 2017, the California subsidiary and the Company established a wholly-owned Mexican subsidiary under the name BioEstelar, S.A. de C.V. in Ensenada, Baja California to perform aquaculture research and development activities in Mexico. The Company’s executive offices are located at 332 E. Scott Street, Port Hueneme, California, 93041, USA, and its registered and records office is Royal Centre, 1055 West Georgia Street, Suite 1500, Vancouver, BC, V6E 4N7, Canada.

Management Plans

For the nine months ended June 30, 2017 and 2016, the Company reported net losses of approximately $3.8 million and $3.7 million, respectively. As of June 30, 2017, the Company had an accumulated deficit of approximately $44.2 million and working capital of approximately $7.7 million.

In the past, operations of the Company have primarily been funded by the issuance of common shares, exercise of warrants, grant revenues, contract services revenues and product sales. Management believes the Company’s working capital is sufficient to support the Company’s current initiatives at the current level for at least 12 months. Management also seeks to expand the customer base for existing marketed products, and the Company may seek additional financing, including nondilutive financing through grants, collaboration and licensing arrangements, as well as additional equity financing and debt financing.

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

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

The accompanying condensed interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Stellar Biotechnologies, Inc., a California corporation in the U.S. and BioEstelar, S.A. de C.V. a Baja California corporation in Mexico. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for other interim periods or the year ending September 30, 2017. The condensed interim consolidated financial data at September 30, 2016 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016, as filed on December 14, 2016 with the SEC.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting ("ASU-2017-09"), which provides new guidance on changes to the terms or conditions of share-based payment awards that would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. The amendments are effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. These standards are effective for the Company during the fiscal year ending September 30, 2019.  Management is in the process of assessing the impact of ASU 2017-09  on the Company's consolidated financial statements.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

4.	Investments

Short-term investments consisted of the following:

	June 30,	September 30,
	2017	2016

U.S. Treasury Bills	$3,997,647	$3,988,794

U.S. Treasury Bills are carried at amortized cost which approximates fair value and are classified as held-to-maturity investments.

5.	Inventory

Raw materials include inventory of manufacturing supplies. Work in process includes manufacturing supplies, direct and indirect labor, contracted manufacturing and testing, and allocated manufacturing overhead for inventory in process at the end of the period. Finished goods include products that are complete and available for sale. At June 30, 2017 and September 30, 2016, the Company recorded work in process and finished goods inventory only for those products with recent sales levels to evaluate net realizable value.

Inventory consisted of the following:

	June 30,	September 30,
	2017	2016

Raw materials	$46,619	$38,764
Work in process	20,417	43,498
Finished goods	73,911	167,168

	$140,947	$249,430

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

6.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	June 30,	September 30,
	2017	2016

Aquaculture system	$126,257	$126,257
Laboratory facilities	62,033	62,033
Computer and office equipment	117,177	102,030
Tools and equipment	920,333	894,319
Vehicles	49,347	49,347
Leasehold improvements	298,295	282,305
	1,573,442	1,516,291
Less: accumulated depreciation	(924,578)	(793,057)

Depreciable assets, net	648,864	723,234
Construction in progress	172,024	32,880

	$820,888	$756,114

Depreciation and amortization expense amounted to $135,515 and $106,712 for the nine months ended June 30, 2017 and 2016, respectively.

7.	Commitments

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

The Company leases undeveloped land in Baja California, Mexico to assess the potential development of an additional aquaculture locale and expansion of production. The lease term is three years from June 2015 with options to extend the lease for 30 years. The Company may terminate early with 30 days’ notice. The first two years of rent under the lease totaling $74,606 were prepaid in June 2015, and are not included in the future minimum lease payments below. The Company has a related agreement with the lessor to collaborate on the design, expansion and development of marine aquaculture resources and KLH production facilities on the leased property. Under that agreement, the Company was responsible for certain leasehold improvements including construction of structures and a power-generating facility, which are owned by the Company. The Company will reimburse the lessor for local operational support. The collaboration agreement expires in June 2018, unless terminated earlier.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

Aggregate future minimum lease payments at June 30, 2017 are as follows:

For The Year Ending September 30,
2017	$82,000
2018	160,000
2019	106,000
2020	106,000
2021	6,000

$460,000

Rent expense on these lease agreements amounted to approximately $178,000, and $176,000 for the nine months ended June 30, 2017 and 2016, respectively.

Purchase obligations

The Company has commitments totaling approximately $327,000 at June 30, 2017 for signed agreements with contract research organizations, consultants and equipment suppliers. The Company also has agreements to pay time and materials to contractors, which are estimated at approximately $27,000 at June 30, 2017. All purchase obligations are expected to be fulfilled within the next 12 months.

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

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

Licensing agreement and technology transfer agreement

In July 2013, pursuant to a written agreement (the “License Agreement”) with a University (the “Licensor”) the Company acquired the exclusive, worldwide license to certain patented technology for the development of human immunotherapies against Clostridium difficile infection (“C. diff”). The License Agreement required an initial, non-refundable license fee of $25,000, which was paid in fiscal August 2013, and payment of an aggregate of $200,000 in delayed license fees, which were paid in fiscal August 2014. Beginning September 2014, the terms also required a license fee of $20,000 to be paid annually, creditable against royalties due, if any. Royalties were payable for a percentage of related net sales, if any. License fees were also payable for a percentage of related non-royalty sublicensing revenue, if any. No royalties have been incurred to date. The Company also reimbursed patent filing, prosecution, and maintenance costs of approximately $12,000 and $11,000 in the nine months ended June 30, 2017 and 2016, respectively. License fees and patent cost reimbursements have been accounted for as research and development expense in the accompanying condensed interim consolidated statements of operations.

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

Retirement savings plan 401(k) contributions

The Company sponsors a 401(k) retirement savings plan that requires an annual non-elective safe harbor employer contribution of 3% of eligible employee wages. All employees over 21 years of age are eligible beginning the first payroll after 3 consecutive months of employment. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were approximately $46,000 for each of the nine months ended June 30, 2017 and 2016.

Related party commitments

Patent royalty agreement

On August 14, 2002, through its California subsidiary, the Company entered into an agreement with a director and officer of the Company, whereby he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually. The Company’s current operations utilize this invention. There was no royalty expense incurred during the nine months ended June 30, 2017 and approximately $28,000 in royalty expense during the nine months ended June 30, 2016.

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

A member of the Company’s Board of Directors currently serves as the manufacturer’s general manager and chair of its board of directors.

8.	Share Capital

The Company had the following transactions in share capital:

	Nine Months Ended
	June 30,	June 30,
	2017	2016

Number of common shares issued	383,838	464,000

Proceeds from exercise of warrants	$-	$1,368,260
Transfer to common shares on issuance of performance shares	1,070,909	-
Transfer to common shares on exercise of warrants	-	1,853,581
Share-based compensation	92,480	209,781

Performance shares

Pursuant to a performance share plan approved by shareholders in 2010, 1,000,000 common shares were reserved for issuance to certain officers, directors and employees of the Company upon achievement of certain milestones related to completion of method development for commercial-scale manufacture of KLH, compilation and regulatory submittal of all required chemistry, manufacturing and control data and completion of preclinical toxicity and immunogenicity testing of products. Share-based compensation was recorded over the estimated vesting period ending in August 2012.

At June 30, 2017, all vested performance shares under the plan have been issued, and the performance share plan was terminated.

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

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance - September 30, 2015	1,022,761	$9.04

Granted	1,265,626	4.50
Granted	40,000	4.00	CDN $
Exercised	(424,000)	4.00	CDN $
Expired	(598,761)	13.33
Expired	(40,000)	4.00	CDN $

Balance - September 30, 2016 and June 30, 2017	1,265,626	$4.50

There were no outstanding warrants with exercise prices denominated in Canadian dollars at June 30, 2017.

The weighted average contractual life remaining on the outstanding warrants at June 30, 2017 is 54 months.

The following table summarizes information about the warrants outstanding at June 30, 2017:

Exercise Price	Number of Warrants	Expiry Date

$4.50	1,265,626	January 6, 2022

	1,265,626

Warrant liability

All warrants with exercise prices denominated in Canadian dollars were exercised or have expired. Therefore, there was no outstanding warrant liability at June 30, 2017.

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

There were no warrants exercised during the nine months ended June 30, 2017.

The fair value of warrants granted was determined using the Black-Scholes option valuation model, using the following weighted average assumptions:

Nine Months Ended
June 30,
2016
Risk free interest rate	0.52%
Expected life (years)	0.01
Expected share price volatility	91%
Expected dividend yield	0%

There were no warrants granted during the nine months ended June 30, 2017.

Broker units

The Company granted broker units as finders’ fees in conjunction with equity offerings in prior years. Broker units were fully vested when granted and allowed the holders to purchase equity units. A unit consisted of one common share and either one whole warrant or one half warrant.

A summary of broker units activity is as follows:

	Number of Units	Weighted Average Exercise Price

Balance - September 30, 2015	46,600	$1.87

Exercised	(40,000)	2.50	CDN $
Expired	(6,600)	2.50	CDN $

Balance - September 30, 2016 and June 30, 2017	-	$-

There were no broker units granted or exercised during the nine months ended June 30, 2017 and 2016.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

Options

The Company has an incentive compensation plan adopted in 2017 (the “Plan”) administered by the Board of Directors, which amended and restated the 2013 fixed share option plan (the “2013 Plan”). Options, restricted shares and restricted share units are eligible for grants under the Plan. The number of shares available for issuance under the Plan is 1,597,000, including shares available for the exercise of outstanding options under the 2013 Plan. No restricted shares or restricted share units have been granted as of June 30, 2017.

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

Options have been granted under the Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options	Weighted Average Exercise Price

Balance - September 30, 2015	557,638	$5.17

Granted	56,300	6.47
Expired	(21,334)	10.70
Expired	(53,501)	5.22	CDN $

Balance - September 30, 2016	539,103	$5.29

Granted	71,600	1.89
Expired	(18,233)	7.16
Expired	(167,500)	2.84	CDN $

Balance - June 30, 2017	424,970	$5.88

The weighted average contractual life remaining on the outstanding options is 38 months.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

The following table summarizes information about the options under the Plan outstanding and exercisable at June 30, 2017:

Number of Options	Exercisable at June 30, 2017	Range of exercise prices	Expiry Dates
117,110	117,110	CDN$0.01 - 5.00	Apr 2017-Dec 2019
79,900	14,967	$0.01 - 5.00	Sep 2023-Mar 2024
141,860	141,860	CDN$5.01 - 10.00	Oct 2017-Jun 2022
15,100	15,100	$5.01 - 10.00	Dec 2022
21,500	21,500	CDN$15.01 - 20.00	Nov 2018-Nov 2021
49,500	49,500	$15.01 - 20.00	Nov 2020
424,970	360,037

The estimated fair value of the share options granted during the nine months ended June 30, 2017 and 2016 was determined using a Black-Scholes option valuation model with the following weighted average assumptions:

	Nine Months Ended
	June 30,	June 30,
	2017	2016
Risk free interest rate	1.44%	1.05%
Expected life (years)	7.00	7.00
Expected share price volatility	166%	108%
Expected dividend yield	0%	0%

The weighted average fair value of share options awarded during the nine months ended June 30, 2017 and 2016 was $1.84 and $7.08, respectively.

As of June 30, 2017, the Company had approximately $79,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 33 months.

There were no options exercised during the nine months ended June 30, 2017 and 2016. There was no intrinsic value of the vested options at June 30, 2017.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

9.	Supplemental Disclosure of Cash Flow and Non-Cash Transactions

Supplemental disclosure of cash flow information follows:

	Nine Months Ended
	June 30,	June 30,
	2017	2016

Cash paid during the period for taxes	$800	$7,200

Supplemental disclosure of noncash financing and investing activities follows:

	Nine Months Ended
	June 30,	June 30,
	2017	2016

Transfer to common shares on exercise of warrants	$-	$1,853,581
Transfer to common shares on issuance of performance shares	1,070,909	-

10.	Fair Value of Financial Instruments

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

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

The following table summarizes fair values for those assets and liabilities with fair value measured on a recurring basis.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

June 30, 2017
Assets
Short-term investments in U.S. Treasury Bills	$3,997,647	$-	$-	$3,997,647

September 30, 2016
Assets
Short-term investments in U.S. Treasury Bills	$3,988,794	$-	$-	$3,988,794

11.	Concentrations of Credit Risk

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

The Company had the following concentrations of revenues by customers, each of which accounted for more than 10% of revenues in the applicable period:

	Nine Months Ended
	June 30,	June 30,
	2017	2016

Product sales and contract services revenue	85% from 2 customers	91% from 5 customers

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)
(Expressed in U.S. Dollars)

The Company had the following concentrations of revenues by geographic areas:

	Nine Months Ended
	June 30,	June 30,
	2017	2016

Europe	65%	55%
U.S.	32%	13%
Asia	3%	32%

The Company had the following concentrations of accounts receivable from its customers, each of which accounted for more than 10% in the applicable period:

	June 30,	September 30,
	2017	2016

Accounts receivable	71% from 2 customers	100% from 1 customer

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of June 30, 2017 and our audited consolidated financial statements for the year ended September 30, 2016 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 14, 2016.

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

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of June 30, 2017 and September 30, 2016, and for the nine months ended June 30, 2017 and 2016 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Comparison of Nine Months Ended June 30, 2017 and 2016

Our total revenues decreased by $770,180 to $225,407 for the nine months ended June 30, 2017 compared to $995,587 for the nine months ended June 30, 2016 primarily due to a decrease in product sales. While our customer base has not changed significantly, product sales volumes are subject to variability associated with the rate of development and progression of clinical studies of third-party products that utilize Stellar KLH. For the nine months ended June 30, 2017, product sales consisted of KLH for clinical and pre-clinical studies and immune system assays. For the nine months ended June 30, 2016, product sales primarily consisted of higher volume orders for later stage clinical studies. The rate of progression toward later stage studies is expected to continue to affect the timing and volume of future product sales. Total revenues were also impacted by a decrease in the number of significant customers who purchased our products and services, with two customers representing 85% of total revenue for the current period compared to five customers representing 91% of total revenue for the same period last year.

Our total expenses decreased by $506,306 to $4,081,056 for the nine months ended June 30, 2017 compared to $4,587,362 for the same period last year:

•	Our costs of sales and contract services decreased by $473,390 to $227,563 for the nine months ended June 30, 2017 compared to $700,953 for the same period last year primarily due to decreased product sales.

•	Our research and development expenses increased by $258,397 to $1,326,405 for the nine months ended June 30, 2017 compared to $1,068,008 for the same period last year. The increase was primarily due to research and development activities intended to increase the scalability and throughput capacity of existing manufacturing systems, including additional research and development in aquaculture, both in the U.S. and for our aquaculture feasibility assessment in Baja California, Mexico; improvements in analytical, manufacturing, and purification processes; stability studies; and formulation development.

•	Our general and administrative expenses decreased by $281,033 to $2,314,143 for the nine months ended June 30, 2017 compared to $2,595,176 for the same period last year primarily due to management’s actions to reduce corporate expenses, including travel and professional fees, as well as lower legal fees and public company expenses.

Our total other income (loss) increased by $132,654 to an overall gain of $46,739 for the nine months ended June 30, 2017 compared to an overall loss of $85,915 for the same period last year. The increase was primarily due to a noncash change in fair value of warrant liability related to warrants with Canadian dollar exercise prices. All such warrants were exercised or expired by December 2015 and, consequently, there was no warrant liability and no gain/loss in fair value of warrant liability for the nine months ended June 30, 2017 compared to a loss of $211,956 for the same period last year. Foreign exchange gain (loss) was a gain of $21,972 for the nine months ended June 30, 2017 compared to a gain of $109,448 for the same period last year due to fluctuations in exchange rates and decreased amounts held in Canadian cash and cash equivalents. The portion of foreign exchange gain (loss) realized in cash was ($3,277) for the nine months ended June 30, 2017 and $3,171 for the same period last year.

Our net loss for the nine months ended June 30, 2017 was $3,809,710, or $0.38 per basic share, compared to a net loss of $3,684,890, or $0.44 per basic share, for the nine months ended June 30, 2016.

Comparison of Three Months Ended June 30, 2017 and 2016

Our total revenues decreased by $160,560 to $20,532 for the three months ended June 30, 2017 compared to $181,092 for the three months ended June 30, 2016 due to a decrease in our product sales volume. While our customer base has not changed significantly, product sales volumes are subject to variability associated with the rate of development and progression of clinical studies of third-party products that utilize Stellar KLH. For the three months ended June 30, 2017, product sales consisted of lower volume orders for pre-clinical studies and immune system assays. For the three months ended June 30, 2016, product sales primarily consisted of higher volume orders for later stage clinical studies. The rate of progression toward later stage studies is expected to continue to affect the timing and volume of future product sales.

Our total expenses decreased by $55,422 to $1,314,148 for the three months ended June 30, 2017 compared to $1,369,570 for the same period last year:

•	Our costs of sales and contract services decreased by $42,434 to $77,555 for the three months ended June 30, 2017 compared to $119,989 for the same period last year primarily due to decreased product sales.

•	Our research and development expenses increased by $66,072 to $536,169 for the three months ended June 30, 2017 compared to $470,097 for the same period last year. Research and development expenses continued to be focused on activities intended to increase the scalability and throughput capacity of existing manufacturing systems, including additional research and development in aquaculture, both in the U.S. and for our aquaculture feasibility assessment in Baja California, Mexico; improvements in analytical, manufacturing, and purification processes; stability studies; and formulation development.

•	Our general and administrative expenses decreased by $84,705 to $635,716 for the three months ended June 30, 2017 compared to $720,421 for the same period last year primarily due to management’s actions to reduce corporate expenses, including travel and professional fees, as well as lower legal fees and public company expenses.

Our total other income (loss) increased by $78,854 to an overall gain of $73,255 for the three months ended June 30, 2017 compared to an overall loss of $5,599 for the same period last year. Foreign exchange gain (loss) was a gain of $64,135 for the three months ended June 30, 2017 compared to a loss of $8,188 for the same period last year due to fluctuations in exchange rates for our Canadian cash and cash equivalents. The portion of foreign exchange gain (loss) realized in cash was minimal for the three months ended June 30, 2017 and June 30, 2016.

Our net loss for the three months ended June 30, 2017 was $1,220,361, or $0.12 per basic share, compared to a net loss of $1,194,077, or $0.14 per basic share, for the three months ended June 30, 2016.

Capital Expenditures

Our capital expenditures, which primarily consist of scientific, manufacturing, and aquaculture equipment, and facility leasehold improvements for the nine months ended June 30, 2017 and 2016 are as follows:

	Nine Months Ended
	June 30,	June 30,
Assets Acquired	2017	2016

Property, plant and equipment	$112,706	$238,957
Construction in progress	73,494	55,901

Liquidity and Capital Resources

Our working capital position at June 30, 2017 was $7,694,007, including cash and cash equivalents of $3,647,363 and short-term investments of $3,997,647. We hold our cash, cash equivalents and short-term investments primarily in demand deposit accounts, time deposits and U.S. Treasury Bills of various maturities. The proportion of funds held in cash compared to cash equivalents or short-term investments has historically fluctuated, sometimes significantly, as reflected on our balance sheet and statement of cash flows for the applicable reporting period, due to the timing of maturities and reinvestments.

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

We may pursue opportunities to obtain additional financing in the future through debt and/or equity financings. We have filed with the Securities and Exchange Commission, and the Securities and Exchange Commission declared effective, a universal shelf registration statement of up to $100 million worth of registered equity securities, of which we utilized approximately $6.75 million in our July 2016 offering. Under this effective registration statement, we may issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering with a value of more than one-third of the aggregate market value of our common shares held by nonaffiliates in any twelve-month period, so long as the aggregate market value of our common shares held by non-affiliates is below $75 million. Registered securities issued using our existing shelf may be used to raise additional capital to fund our working capital, R&D and other corporate needs.

We expect to finance our future expenditures and obligations through revenues from product sales, contract services, licensing fees, debt instruments and sales of common shares. We expect to continue incurring losses for the foreseeable future and may need to raise additional capital to pursue our business plan and continue as a going concern. We cannot provide any assurances that we will be able to raise additional capital. Our management believes that we have access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means, if needed; however, we have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

Geographic Concentrations

The geographic markets of our customers are principally Europe, Asia, and the United States. We had the following concentrations of revenues by geographic areas:

	Nine Months Ended
	June 30,	June 30,
	2017	2016

Europe	65%	55%
U.S.	32%	13%
Asia	3%	32%

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

Research and development costs, including materials and salaries of employees directly involved in research and development efforts, are expensed as incurred. From time to time, when we determine we have excess inventory that can be utilized in research and development, we may withdraw inventory for use in research and development projects, including for our process optimization initiatives. These costs are expensed as incurred.

The following table includes our research and development costs for each of the nine months ended June 30, 2017 and 2016:

	Nine Months Ended
	June 30,	June 30,
	2017	2016

Research and development expense	$1,326,405	$1,068,008

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

We have purchase commitments for contract research organizations, consultants, equipment suppliers and contractors.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of June 30, 2017, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 9, 2017	STELLAR BIOTECHNOLOGIES, INC.

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

