Form 10-Q
period 2017-12-31
Stellar Biotechnologies, Inc.
filed 2018-02-07
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 7, 2018, the registrant had 10,520,096 common shares issued and outstanding.

Stellar Biotechnologies, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended December 31, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2017	2017

Assets:

Current assets:
Cash and cash equivalents	$4,369,671	$4,570,951
Accounts receivable	10,977	1,287
Short-term investments	998,575	1,994,401
Inventory	118,540	68,114
Prepaid expenses	159,543	123,694

Total current assets	5,657,306	6,758,447

Noncurrent assets:

Equity investment in joint venture	66,695	66,695
Property, plant and equipment, net	854,053	879,523
Deposits	15,340	15,340

Total noncurrent assets	936,088	961,558

Total Assets	$6,593,394	$7,720,005

Liabilities and Shareholders' Equity:

Current liabilities:
Accounts payable and accrued liabilities	$574,376	$320,947

Total Current Liabilities	574,376	320,947

Commitments (Note 7)

Shareholders' equity:
Common shares, unlimited common shares authorized, no par value, 10,520,096 issued and outstanding at December 31, 2017 and September 30, 2017	48,351,701	48,351,701
Accumulated share-based compensation	4,460,106	4,439,400
Accumulated deficit	(46,792,789)	(45,392,043)

Total Shareholders' Equity	6,019,018	7,399,058

Total Liabilities and Shareholders' Equity	$6,593,394	$7,720,005

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2017	2016

Revenues:
Product sales	$20,487	$141,856
	20,487	141,856

Expenses:
Cost of sales	2,801	78,565
Costs of aquaculture	98,050	84,835
Research and development	631,034	460,865
General and administrative	678,481	932,067
	1,410,366	1,556,332

Loss from Operations	(1,389,879)	(1,414,476)

Other Income (Loss)
Foreign exchange loss	(17,929)	(77,390)
Investment income	7,862	6,994
	(10,067)	(70,396)

Loss Before Income Tax	(1,399,946)	(1,484,872)

Income tax expense	800	800

Net Loss	$(1,400,746)	$(1,485,672)

Loss per common share:
Basic and diluted	$(0.13)	$(0.15)
Weighted average number of common shares outstanding:
Basic and diluted	10,520,096	10,136,258

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2017	2016

Cash Flows Used In Operating Activities:
Net loss	$(1,400,746)	$(1,485,672)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,309	45,470
Share-based compensation	20,706	36,442
Foreign exchange loss	17,929	77,390
Transfer equipment to research and development	10,835	-

Changes in working capital items:
Accounts receivable	(9,712)	72,666
Inventory	(50,426)	(80,153)
Prepaid expenses	(35,919)	(9,885)
Accounts payable and accrued liabilities	253,561	(21,292)

Net cash used in operating activities	(1,144,463)	(1,365,034)

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(34,767)	(84,424)
Purchase of short-term investments	(4,174)	(4,804)
Proceeds on sales and maturities of short-term investments	1,000,000	-

Net cash provided by (used in) investing activities	961,059	(89,228)

Effect of exchange rate changes on cash and cash equivalents	(17,876)	(77,233)

Net change in cash and cash equivalents	(201,280)	(1,531,495)

Cash and cash equivalents - beginning of period	4,570,951	7,416,904

Cash and cash equivalents - end of period	$4,369,671	$5,885,409

Cash (demand deposits)	$4,090,861	$4,549,089
Cash equivalents	278,810	1,336,320

Cash and cash equivalents	$4,369,671	$5,885,409

Supplemental cash flow information:

Cash paid during the period for taxes	$800	$800

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Operations

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

Management Plans

Company operations have historically been funded by the issuance of common shares, exercise of warrants, grant revenues, contract services revenue and product sales. For the three months ended December 31, 2017 and 2016, the Company reported net losses of approximately $1.4 million and $1.5 million, respectively. As of December 31, 2017, the Company had an accumulated deficit of approximately $46.8 million and working capital of approximately $5.1 million. While the Company plans to finance company operations for the next twelve months with cash on hand and product sales, management expects to continue incurring losses for the foreseeable future and will need to raise additional capital to pursue our business plan beyond February 2019. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. First, management has flexibility to adjust planned expenditures based on a number of factors including the size and timing of capital expenditures, staffing levels, inventory levels, and the status of customer clinical trials. Management also seeks to expand the customer base for existing marketed products, and intends to secure additional financing through debt and/or equity financings, including transactions with strategic customers and partners that may include debt and/or equity arrangements.

2.	Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

The accompanying condensed interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Stellar Biotechnologies, Inc., a California corporation in the U.S. and BioEstelar, S.A. de C.V. a Baja California corporation in Mexico. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2018. The condensed interim consolidated financial data at September 30, 2017 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed on December 1, 2017 with the SEC.

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

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

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

4.	Investments

Short-term investments consisted of U.S. Treasury Bills at December 31, 2017 and September 30, 2017.

U.S. Treasury Bills are carried at amortized cost which approximates fair value and are classified as held-to-maturity investments.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

5.	Inventory

Raw materials include inventory of manufacturing supplies. Work in process includes manufacturing supplies, direct and indirect labor, contracted manufacturing and testing, and allocated manufacturing overhead for inventory in process at the end of the period. Finished goods include products that are complete and available for sale. At December 31, 2017 and September 30, 2017, the Company recorded work in process and finished goods inventory only for those products with recent sales levels to evaluate net realizable value.

Inventory consisted of the following:

	December 31,	September 30,
	2017	2017

Raw materials	$30,628	$21,761
Work in process	51,933	-
Finished goods	35,979	46,353

	$118,540	$68,114

6.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	December 31,	September 30,
	2017	2017

Aquaculture system	$126,257	$126,257
Laboratory facilities	62,033	62,033
Computer and office equipment	117,840	117,840
Tools and equipment	1,035,604	982,439
Vehicles	77,994	77,994
Leasehold improvements	342,935	337,060
	1,762,663	1,703,623
Less: accumulated depreciation	(1,008,777)	(969,418)

Depreciable assets, net	753,886	734,205
Construction in progress	100,167	145,318

	$854,053	$879,523

Depreciation and amortization expense amounted to approximately $49,000 and $45,000 for the three months ended December 31, 2017 and 2016, respectively.

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

The Company leases undeveloped land in Baja California, Mexico to assess the potential development of an additional aquaculture locale and expansion of production. The lease term is three years from June 2015 with options to extend the lease for 30 years. The Company may terminate early with 30 days’ notice. The rent has been prepaid through June 2018, and is not included in the future minimum lease payments below. The Company has a related agreement with the lessor to collaborate on the design, expansion and development of marine aquaculture resources and KLH production facilities on the leased property. Under that agreement, the Company was responsible for certain leasehold improvements including construction of structures and a power-generating facility, which are owned by the Company. The Company reimburses the lessor for local operational support. The collaboration agreement expires in June 2018, unless terminated earlier.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Aggregate future minimum lease payments at December 31, 2017 are as follows:

Nine Months Ending September 30, 2018	115,000
Year Ending September 30, 2019	106,000
Year Ending September 30, 2020	106,000
Year Ending September 30, 2021	6,000

$333,000

Rent expense on these lease agreements amounted to approximately $60,000 and $59,000 for the three months ended December 31, 2017 and 2016, respectively.

Purchase obligations

The Company has commitments totaling approximately $133,000 at December 31, 2017 for signed agreements with contract research organizations, consultants, construction contractors and equipment suppliers. All purchase obligations are expected to be fulfilled within the next 12 months.

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

The Company holds a 30% equity interest in the joint venture in exchange for an initial capital contribution of €120,000. One-half of the initial contribution, approximately $67,000, was paid during the year ended September 30, 2016 with the balance due upon the occurrence of certain defined future events. The Company will also provide the joint venture additional financing as may be required, on a pro rata basis in line with our equity interest. According to the joint venture agreement, if certain milestones are not achieved by December 31, 2017, the joint venture will be dissolved, unless (i) the parties mutually agree to pursue the joint venture arrangement, or (ii) either party decides to purchase the equity interests of the other party. This deadline has passed and the parties have expressed their mutual desire to renew and amend the agreement to extend the timeline. Each of the parties is entitled, upon the occurrence of certain defined events, to acquire the interest of the other party. Except as described herein, the joint venture has an initial ten-year term, renewable for successive five-year terms. If either party provides notice at least six months prior to the expiration date of an applicable term that it does not wish to continue its participation in the joint venture, the other party will have a right to acquire all of such terminating party’s equity interests in the joint venture.

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

Licensing agreement and technology transfer agreement

In July 2013, the Company acquired the exclusive, worldwide license to certain patented technology for the development of human immunotherapies against Clostridium difficile infection (C. diff) under a written agreement (the License Agreement) with a University (the Licensor) which required payments of license fees, patent cost reimbursements and other contingent fees. In March 2017, (i) the Company entered into an agreement to terminate the License Agreement, (ii) the Company concurrently entered into a technology transfer and purchase agreement (the Transfer Agreement) with a vaccine biotechnology company (the Transferee), and (iii) the Licensor and Transferee entered into a direct licensing arrangement relating to the patented C. diff technology. Under the Transfer Agreement, the Company transferred to the Transferee its proprietary rights and know-how of immunogens and vaccine technology for C. diff, in exchange for an upfront payment and a percentage of future fees, milestone payments, sublicensing income and royalties, if any, paid by the Transferee or its assigns to the Licensor.

As a result of the termination of the License Agreement, there are no early termination penalties and no further annual licensing fees, contingent milestone payments, royalties, sub-licensing fees or other financial obligations payable by the Company to the Licensor.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Retirement savings plan 401(k) contributions

The Company sponsors a 401(k) retirement savings plan that requires an annual non-elective safe harbor employer contribution of 3% of eligible employee wages. All employees over 21 years of age are eligible beginning the first payroll after 3 consecutive months of employment. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were approximately $19,000 and $18,000 for each of the three months ended December 31, 2017 and 2016, respectively.

Related party commitments

On August 14, 2002, through its California subsidiary, the Company entered into a patent royalty agreement with a director and officer of the Company, whereby he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually. The Company’s current operations utilize this invention. There was no royalty expense incurred during the three months ended December 31, 2017 and 2016.

8.	Share Capital

The Company had the following transactions in share capital:

	Three Months Ended
	December 31,	December 31,
	2017	2016

Share-based compensation	$20,706	$36,442

Black-Scholes option valuation model

The Company uses the Black-Scholes option valuation model to determine the fair value of warrants and share options. Option valuation models require the input of highly subjective assumptions including the expected price volatility. The Company has used historical volatility to estimate the volatility of the share price. Changes in the subjective input assumptions can materially affect the fair value estimates, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s warrants and share options.

Warrants

There were 1,265,626 warrants outstanding at December 31, 2017 with an exercise price of $4.50 and expiry date of January 6, 2022. There were no warrants granted or exercised during the period from September 30, 2016 to December 31, 2017.

The weighted average contractual life remaining on the outstanding warrants at December 31, 2017 is 33 months.

Share Options

The Company has an incentive compensation plan adopted in 2017 (the Incentive Plan) administered by the Board of Directors, which amended and restated the 2013 fixed share option plan. Options, restricted shares and restricted share units are eligible for grants under the Incentive Plan. The number of shares available for issuance under the Incentive Plan is 1,597,000, including shares available for the exercise of outstanding options under the 2013 fixed share option plan. No restricted shares or restricted share units have been granted as of December 31, 2017.

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

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Options have been granted under the Incentive Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options	Weighted Average Exercise Price

Balance - September 30, 2016	539,103	$5.29

Granted	71,600	1.89
Expired	(28,233)	11.14
Expired	(171,500)	2.90	CDN $

Balance - September 30, 2017	410,970	$5.74

Expired	(10,667)	17.29
Expired	(35,250)	4.57	CDN $

Balance - December 31, 2017	365,053	$5.58

The weighted average contractual life remaining on the outstanding options is 33 months.

The following table summarizes information about the options under the Incentive Plan outstanding and exercisable at December 31, 2017:

Number of Options	Exercisable at December 31, 2017	Range of exercise prices	Expiry Dates
94,360	94,360	CDN$0.01 - 5.00	Apr 2017-Dec 2019
69,233	32,533	$0.01 - 5.00	Sep 2023-Mar 2024
125,360	125,360	CDN$5.01 - 10.00	Oct 2017-Jun 2022
15,100	15,100	$5.01 - 10.00	Dec 2022
21,500	21,500	CDN$15.01 - 20.00	Nov 2018-Nov 2021
39,500	29,500	$15.01 - 20.00	Nov 2020
365,053	318,353

The estimated fair value of the share options granted during the three months ended December 31, 2016 was determined using a Black-Scholes option valuation model with the following weighted average assumptions:

Three Months Ended
December 31,
2016
Risk free interest rate	1.49%
Expected life (years)	7.00
Expected share price volatility	166%
Expected dividend yield	0%

There were no share options granted during the three months ended December 31, 2017.

The weighted average fair value of share options granted during the three months ended December 31, 2016 was $1.98.

As of December 31, 2017, the Company had approximately $40,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 27 months.

There were no options exercised during the three months ended December 31, 2017 and 2016. There was no intrinsic value of the vested options at December 31, 2017.

9.	Fair Value of Financial Instruments

The Company uses the fair value measurement framework for valuing financial assets and liabilities measured on a recurring basis in situations where other accounting pronouncements either permit or require fair value measurements.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

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

The Company follows the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical or similar assets and liabilities.
Level 2:	Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.
Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company reports its short-term investments in U.S. Treasury Bills at fair value using Level 1 inputs in the fair value hierarchy.

The following table summarizes fair values for those assets and liabilities with fair value measured on a recurring basis.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2017
Assets
Short-term investments in U.S. Treasury Bills	$998,575	$-	$-	$998,575

September 30, 2017
Assets
Short-term investments in U.S. Treasury Bills	$1,994,401	$-	$-	$1,994,401

10.	Concentrations of Credit Risk

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

The Company had the following concentrations of revenues by customers, each of which accounted for more than 10% of revenues in the applicable period:

	Three Months Ended
	December 31,	December 31,
	2017	2016

Product sales and contract services revenue	98% from 3 customers	92% from 1 customer

The Company had the following concentrations of revenues by geographic areas:

	Three Months Ended
	December 31,	December 31,
	2017	2016

Europe	73%	94%
North America	27%	6%

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

The Company had the following concentrations of accounts receivable from its customers, each of which accounted for more than 10% in the applicable period:

December 31,
2017

Accounts receivable	49% from 1 customer

There were no customer accounts receivable at September 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of December 31, 2017 and our audited consolidated financial statements for the year ended September 30, 2017 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 1, 2017.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended September 30, 2017 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of December 31, 2017 and September 30, 2017, and for the three months ended December 31, 2017 and 2016 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Recent Developments

Neostell Joint Venture

In May 2016, we entered into a joint venture agreement with Neovacs S.A, a Paris-based biotechnology company, for the formation of a joint venture company to manufacture and sell conjugated therapeutic vaccines.  In July 2016, Neostell S.A.S., a French simplified stock corporation (Neostell), was formed to carry out the business of the joint venture.  Neostell is expected to produce Neovacs’ product candidates that utilize Stellar KLH as a carrier molecule and may also manufacture and sell other KLH-based immunotherapy products for third-party customers. We hold a 30% equity interest in the joint venture in exchange for an initial capital contribution of €120,000. One-half of the initial contribution, approximately $67,000, was paid in June 2016 with the balance due upon the occurrence of certain defined future events. We will also provide additional financing to Neostell, as may be required, on a pro rata basis in line with our equity interest. According to the joint venture agreement, if certain milestones are not achieved by December 31, 2017, Neostell will be dissolved, unless the parties mutually agree to pursue the joint venture arrangement, or either party decides to purchase the equity interests of the other party. This deadline has passed and the parties have expressed their mutual desire to renew and amend the agreement to extend the timeline.

Significant Accounting Policies and Estimates

For a discussion of our significant accounting policies and estimates, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the Securities and Exchange Commission (SEC) on December 1, 2017. There are no material changes in our significant accounting policies and estimates from the disclosure provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Results of Operations

Comparison of Three Months Ended December 31, 2017 and 2016

Our total revenues decreased by $.12 million to $.02 million for the three months ended December 31, 2017 compared to $.14 million for the three months ended December 31, 2016 due to a decrease in our product sales. While our customer base has not changed significantly, product sales volumes are subject to variability associated with the rate of development and progression of clinical studies of third-party products that utilize Stellar KLH. The rate of progression toward later stage studies is expected to continue to affect the timing and volume of future product sales. During both periods, product mix was similar, consisting of various grades of KLH for clinical and pre-clinical studies and immune system assays.

Our total expenses decreased by $.15 million to $1.41 for the three months ended December 31, 2017 compared to $1.56 million for the same period last year:

•	Our cost of sales decreased by $.08 million to less than $.01 million for the three months ended December 31, 2017 compared to $.08 million for the same period last year primarily due to decreased product sales volume as well as reduced expenses related to sales of KLH that was produced as a byproduct of our research and development activities.

•	Our research and development expenses increased by $.17 million to $.63 million for the three months ended December 31, 2017 compared to $.46 million for the same period last year. The increase was primarily due to research and development activities intended to increase the scalability and throughput capacity of existing manufacturing systems, including engineering lots of KLH produced under our optimization initiative. Additional research and development in aquaculture as well as process, analytical and product formulation development also contributed to the increase.

•	Our general and administrative expenses decreased by $.25 million to $.68 million for the three months ended December 31, 2017 compared to $.93 million for the same period last year primarily due to management’s continued actions to reduce corporate expenses, including salaries, professional fees and travel, as well as lower legal fees and public company expenses.

Our total other income (loss) decreased by $.06 million to an overall loss of $.01 million for the three months ended December 31, 2017 compared to an overall loss of $.07 million for the same period last year. Foreign exchange loss was $.02 million for the three months ended December 31, 2017 compared to a loss of $.08 million for the same period last year due to fluctuations in exchange rates and decreased amounts held in Canadian cash and cash equivalents.

Our net loss for the three months ended December 31, 2017 was $1.40 million, or $0.13 per basic share, compared to a net loss of $1.49 million, or $0.15 per basic share, for the three months ended December 31, 2016.

Capital Expenditures

Our capital expenditures, which primarily consist of scientific, manufacturing, and aquaculture equipment, and facility leasehold improvements were $34,767 and $84,424 for the three months ended December 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Company operations have historically been funded by the issuance of common shares, exercise of warrants, grant revenues, contract services revenue and product sales. For the three months ended December 31, 2017 and 2016, the Company reported net losses of approximately $1.4 million and $1.5 million, respectively. As of December 31, 2017, the Company had an accumulated deficit of approximately $46.8 million and working capital of approximately $5.1 million. While the Company plans to finance company operations for the next twelve months with cash on hand and product sales, management expects to continue incurring losses for the foreseeable future and will need to raise additional capital to pursue our business plan beyond February 2019. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. First, management has flexibility to adjust planned expenditures based on a number of factors including the size and timing of capital expenditures, staffing levels, inventory levels, and the status of customer clinical trials. Management also seeks to expand the customer base for existing marketed products, and is currently evaluating opportunities to secure additional financing through debt and/or equity financings, including transactions with strategic customers and partners that may include debt and/or equity arrangements. We have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

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

Geographic Concentrations

We primarily market and distribute our products directly to biotechnology and pharmaceutical companies, academic institutions, clinical research organizations and research centers. Products are shipped to our customers from our facilities in Port Hueneme, California using a common carrier chosen by the customer. The geographic markets of our customers are principally Europe, Asia and North America. We had the following concentrations of revenues by geographic areas:

	Three Months Ended
	December 31,	December 31,
	2017	2016

Europe	73%	94%
North America	27%	6%

The geographic concentration of our product sales revenue fluctuates quarter over quarter, sometimes significantly, depending on the volume of sales from our customers in each of our principal geographic markets.

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

Research and development costs, including materials, KLH designated for internal research use only and salaries of employees directly involved in research and development efforts, are expensed as incurred. From time to time, we produce saleable KLH as a byproduct of our research and development activities. The cost of this KLH is not assigned to inventory.

Our research and development costs were $631,034 and $460,865 for the three months ended December 31, 2017 and 2016, respectively.

The increase from the comparable period was primarily due to research and development activities intended to increase the scalability and throughput capacity of existing manufacturing systems, including engineering lots of KLH produced under our optimization initiative.

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

We also currently lease undeveloped land in Baja California, Mexico under a lease agreement which we entered into in June 2015, with a three-year term, which lease agreement may be terminated at will at any time with 30 days prior notice by either party. We are utilizing the undeveloped land to conduct suitability studies for the potential development of an additional aquaculture locale and future expansion of production. We also have a short-term lease for office space in a business center located in Ensenada, Baja California. This office serves as the administrative headquarters of our BioEstelar subsidiary.

We have purchase commitments for contract research organizations, consultants, construction contractors and equipment suppliers.

There have been no material changes in our contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the SEC on December 1, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to financial market risks associated with foreign exchange rates, concentration of credit, and liquidity. In accordance with our policies, we manage our exposure to various market-based risks and where material, these risks are reviewed and monitored by our Board of Directors. For a discussion of our market risk exposure, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the SEC on December 1, 2017. There are no material changes in market risk from the disclosure provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of December 31, 2017, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 30, 2018, the Company received a letter from The Nasdaq Stock Market LLC (Nasdaq) notifying the Company that, based on the Company’s closing bid price for the last 30 consecutive business days, the Company is not in compliance with the minimum bid price requirement of $1.00 per share for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2). The Company has an initial period of 180 calendar days, or until July 30, 2018 to regain compliance with the minimum bid price requirement for continued listing on Nasdaq. Although the Nasdaq notification has no immediate impact on the listing of the Company’s common shares, which will continue to trade on the Nasdaq Capital Market under the symbol “SBOT”, we can make no assurances that the Company will regain compliance with the Nasdaq listing requirements.

We intend to continue to actively monitor the bid price of our common shares. If our common shares do not trade at a level that is likely to regain compliance with the Nasdaq listing requirements, our Board of Directors will consider available options to resolve the deficiency and regain compliance. If at any time before July 30, 2018, the closing bid price of our common shares is at least $1.00 per share for at least ten consecutive business days, we will regain compliance with the minimum bid price requirement. If we cannot demonstrate compliance by July 30, 2018 or if we are not afforded an additional grace period beyond July 30, 2018 by which to demonstrate compliance with the Nasdaq listing requirements, our common shares may then be delisted from Nasdaq, which could make trading our common shares more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq listing, shareholders may have a difficult time getting a quote for the sale or purchase of our shares, the sale or purchase of our shares would likely be made more difficult, and the trading volume and liquidity of our shares could decline. Delisting from Nasdaq could also result in negative publicity and could make it more difficult for us to raise additional capital. If our common shares are delisted by Nasdaq, our common shares may be eligible to trade on an over-the-counter quotation system where an investor may find it more difficult to sell our shares or obtain accurate quotations as to the market value of our common shares. We cannot assure you that our common shares, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the-counter quotation system.

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

Date: February 7, 2018	STELLAR BIOTECHNOLOGIES, INC.

/s/ Kathi Niffenegger
Kathi Niffenegger
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

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