Form 10-Q
period 2018-03-31
Stellar Biotechnologies, Inc.
filed 2018-05-07
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018, the registrant had 1,502,870 common shares issued and outstanding. This amount reflects the one for seven reverse split of the registrant’s outstanding common shares effected May 4, 2018.

All historical references to common shares, warrants and share options outstanding prior to May 4, 2018 and the related exercise prices in this Form 10-Q have been adjusted to reflect the effect of the one for seven reverse split, effected at the close of market on May 4, 2018.

Stellar Biotechnologies, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2018	2017

Assets:

Current assets:
Cash and cash equivalents	$3,293,010	$4,570,951
Accounts receivable	62,798	1,287
Short-term investments	499,623	1,994,401
Inventory	205,364	68,114
Prepaid and other assets	209,980	123,694

Total current assets	4,270,775	6,758,447

Noncurrent assets:

Equity investment in joint venture	66,695	66,695
Property, plant and equipment, net	976,936	879,523
Deposits	15,340	15,340

Total noncurrent assets	1,058,971	961,558

Total Assets	$5,329,746	$7,720,005

Liabilities and Shareholders' Equity:

Current liabilities:
Accounts payable and accrued liabilities	$589,793	$320,947

Total Current Liabilities	589,793	320,947

Commitments (Note 7)

Shareholders' equity:
Common shares, unlimited common shares authorized,
no par value, 1,502,870 issued and outstanding
at March 31, 2018 and September 30, 2017	48,351,701	48,351,701
Accumulated share-based compensation	4,533,568	4,439,400
Accumulated deficit	(48,145,316)	(45,392,043)

Total Shareholders' Equity	4,739,953	7,399,058

Total Liabilities and Shareholders' Equity	$5,329,746	$7,720,005

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017

Revenues:
Product sales	$64,052	$13,019	$84,539	$154,875
Contract services revenue	-	50,000	-	50,000

	64,052	63,019	84,539	204,875

Expenses:
Cost of sales and contract services	65,623	71,443	68,424	150,008
Costs of aquaculture	74,424	63,402	172,474	148,237
Research and development	493,873	329,371	1,124,907	790,236
General and administrative	773,989	746,360	1,452,470	1,678,427

	1,407,909	1,210,576	2,818,275	2,766,908

Loss from Operations	(1,343,857)	(1,147,557)	(2,733,736)	(2,562,033)

Other Income (Loss)
Foreign exchange loss	(16,218)	35,227	(34,147)	(42,163)
Investment income	7,548	8,653	15,410	15,647

	(8,670)	43,880	(18,737)	(26,516)

Loss Before Income Tax	(1,352,527)	(1,103,677)	(2,752,473)	(2,588,549)

Income tax expense	-	-	800	800

Net Loss	$(1,352,527)	$(1,103,677)	$(2,753,273)	$(2,589,349)

Loss per common share:
Basic and diluted	$(0.90)	$(0.76)	$(1.83)	$(1.79)

Weighted average number of common shares outstanding:
Basic and diluted	1,502,870	1,448,036	1,502,870	1,448,036

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2018	2017

Cash Flows Used In Operating Activities:
Net loss	$(2,753,273)	$(2,589,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,894	90,720
Share-based compensation	94,168	64,794
Foreign exchange loss	34,147	42,163
Transfer of equipment to research and development expense	12,419	-

Changes in working capital items:
Accounts receivable	(61,549)	19,899
Inventory	(137,250)	(61,144)
Prepaid and other assets	(86,269)	(18,053)
Accounts payable and accrued liabilities	268,845	(190,227)

Net cash used in operating activities	(2,532,868)	(2,641,197)

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(205,891)	(126,876)
Purchase of short-term investments	(505,222)	(2,005,570)
Proceeds on sales and maturities of short-term investments	2,000,000	2,000,000

Net cash provided by (used in) investing activities	1,288,887	(132,446)

Effect of exchange rate changes on cash and cash equivalents	(33,960)	(42,039)

Net change in cash and cash equivalents	(1,277,941)	(2,815,682)
Cash and cash equivalents - beginning of period	4,570,951	7,416,904
Cash and cash equivalents - end of period	$3,293,010	$4,601,222

Cash (demand deposits)	$2,788,805	$850,224
Cash equivalents	504,205	3,750,998

Cash and cash equivalents	$3,293,010	$4,601,222

Supplemental cash flow information:

Cash paid during the period for taxes	$800	$800

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Operations

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

In April 2010, the Company changed its name from CAG Capital, Inc. to Stellar Biotechnologies, Inc. and completed a reverse merger transaction with Stellar Biotechnologies, Inc., a California corporation, which was founded in September 1999, and remains the Company’s wholly-owned subsidiary and principal operating entity. In January 2017, the California subsidiary and the Company established a wholly-owned Mexican subsidiary under the name BioEstelar, S.A. de C.V. in Ensenada, Baja California to perform aquaculture research and development activities in Mexico. The Company’s executive offices are located at 332 E. Scott Street, Port Hueneme, California, 93041, USA, and its registered and records office is 1500 Royal Centre, 1055 West Georgia Street, Vancouver, BC, V6E 4N7, Canada.

Management Plans and Going Concern

Company operations have historically been funded by the issuance of common shares, exercise of warrants, grant revenues, contract services revenue and product sales. For the six months ended March 31, 2018 and 2017, the Company reported net losses of approximately $2.8 million and $2.6 million, respectively. As of March 31, 2018, the Company had an accumulated deficit of approximately $48.1 million and working capital of approximately $3.7 million. While the Company plans to finance company operations in the near term with cash on hand and product sales, management expects to continue incurring losses for the foreseeable future. Management is taking action to adjust planned expenditures based on a number of factors including the size and timing of capital expenditures, staffing levels, inventory levels, and the status of customer clinical trials. Management also seeks to expand the customer base for existing marketed products, and intends to secure additional financing through debt and/or equity financings, including transactions with strategic customers and partners that may include debt and/or equity arrangements. However, without raising additional capital to pursue our business plan, there is substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date of the issuance of the Company’s financial statements in this Form 10-Q.

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

The accompanying condensed interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Stellar Biotechnologies, Inc., a California corporation in the U.S. and BioEstelar, S.A. de C.V. a Baja California corporation in Mexico. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2018. The condensed interim consolidated financial data at September 30, 2017 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed on December 1, 2017 with the SEC.

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

3.	Investments

Short-term investments consisted of U.S. Treasury Bills at March 31, 2018 and September 30, 2017.

U.S. Treasury Bills are carried at amortized cost which approximates fair value and are classified as held-to-maturity investments.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

4.	Inventory

Raw materials include inventory of manufacturing supplies. Work in process includes manufacturing supplies, direct and indirect labor, contracted manufacturing and testing, and allocated manufacturing overhead for inventory in process at the end of the period. Finished goods include products that are complete and available for sale. At March 31, 2018 and September 30, 2017, the Company recorded work in process and finished goods inventory only for those products with recent sales levels to evaluate net realizable value.

Inventory consisted of the following:

	March 31,	September 30,
	2018	2017

Raw materials	$35,514	$21,761
Work in process	69,100	-
Finished goods	100,750	46,353

	$205,364	$68,114

5.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	March 31,	September 30,
	2018	2017

Aquaculture system	$126,257	$126,257
Laboratory facilities	62,033	62,033
Computer and office equipment	119,199	117,840
Manufacturing and laboratory equipment	1,039,643	982,439
Vehicles	77,994	77,994
Leasehold improvements	342,935	337,060
	1,768,061	1,703,623
Less: accumulated depreciation	(1,054,907)	(969,418)

Depreciable assets, net	713,154	734,205
Construction in progress	263,782	145,318

	$976,936	$879,523

Depreciation and amortization expense amounted to approximately $96,000 and $91.000 for the six months ended March 31, 2018 and 2017, respectively.

6.	Commitments

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

The Company leases undeveloped land in Baja California, Mexico to assess the potential development of an additional aquaculture locale and expansion of production. The lease term was three years from June 2015 with options to extend the lease for 30 years. In February 2018, the lease term was extended for two years without further rent payments. The Company may terminate early with 30 days’ notice. The rent has been prepaid through June 2018, and is not included in the future minimum lease payments below. The Company has a related agreement with the lessor to collaborate on the design, expansion and development of marine aquaculture resources and KLH production facilities on the leased property. Under that agreement, the Company was responsible for certain leasehold improvements including construction of structures and a power-generating facility, which are owned by the Company. The Company reimburses the lessor for local operational support. The collaboration agreement expires in June 2018, unless terminated earlier.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Aggregate future minimum lease payments at March 31, 2018 are as follows:

Six Months Ending September 30, 2018	71,000
Year Ending September 30, 2019	106,000
Year Ending September 30, 2020	106,000
Year Ending September 30, 2021	6,000

$289,000

Rent expense on these lease agreements amounted to approximately $120,000 and $119,000 for the six months ended March 31, 2018 and 2017, respectively.

Purchase obligations

The Company has commitments totaling approximately $153,000 at March 31, 2018 for signed agreements with contract research organizations, consultants, construction contractors and equipment suppliers. All purchase obligations are expected to be fulfilled within the next 12 months.

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

The Company holds a 30% equity interest in the joint venture in exchange for an initial capital contribution of €120,000. One-half of the initial contribution, approximately $67,000, was paid during the year ended September 30, 2016 with the balance due upon the occurrence of certain defined future events. The Company will also provide the joint venture additional financing as may be required, on a pro rata basis in line with our equity interest. According to the joint venture agreement, if certain milestones were not achieved by December 31, 2017, the joint venture would be dissolved, unless (i) the parties mutually agree to pursue the joint venture arrangement, or (ii) either party decides to purchase the equity interests of the other party. In February 2018, the parties renewed and amended the joint venture agreement to extend this deadline to December 31, 2018. Each of the parties is entitled, upon the occurrence of certain defined events, to acquire the interest of the other party. Except as described herein, the joint venture has an initial ten-year term, renewable for successive five-year terms. If either party provides notice at least six months prior to the expiration date of an applicable term that it does not wish to continue its participation in the joint venture, the other party will have a right to acquire all of such terminating party’s equity interests in the joint venture.

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

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Retirement savings plan 401(k) contributions

The Company sponsors a 401(k) retirement savings plan that requires an annual non-elective safe harbor employer contribution of 3% of eligible employee wages. All employees over 21 years of age are eligible beginning the first payroll after 3 consecutive months of employment. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were approximately $38,000 and $32,000 for each of the six months ended March 31, 2018 and 2017, respectively.

Related party commitments

On August 14, 2002, through its California subsidiary, the Company entered into a patent royalty agreement with a director and officer of the Company, whereby he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually. The Company’s current operations utilize this invention. There was no royalty expense incurred during the six months ended March 31, 2018 and 2017.

7.	Share Capital

On May 4, 2018, the Company effected a share consolidation (reverse split) of the Company's common shares at a ratio of 1-for-7. As a result of the reverse split, every seven shares of the issued and outstanding common shares, without par value, consolidated into one newly-issued outstanding common share, without par value. Each fractional share remaining after the reverse split that was less than one-half of a share was cancelled and each fractional share that was at least one-half of a share was changed to one whole share. The reverse split reduced the number of common shares outstanding from 10,520,096 to 1,502,870 after fractional share rounding. The number of warrants and options were proportionately adjusted by the split ratio and the exercise prices correspondingly increased by the same split ratio. All shares and exercise prices are presented on a post-split basis in these condensed interim consolidated financial statements.

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

Warrants

There were 180,805 warrants outstanding at March 31, 2018 with an exercise price of $31.50 and expiry date of January 6, 2022. There were no warrants granted or exercised during the period from September 30, 2016 to March 31, 2018.

The weighted average contractual life remaining on the outstanding warrants at March 31, 2018 is 45 months.

Share Options

The Company has an incentive compensation plan adopted in 2017 (the Incentive Plan) administered by the Board of Directors, which amended and restated the 2013 fixed share option plan. Options, restricted shares and restricted share units are eligible for grants under the Incentive Plan. The number of shares available for issuance under the Incentive Plan is 228,143, including shares available for the exercise of outstanding options under the 2013 fixed share option plan. No restricted shares or restricted share units have been granted as of March 31, 2018.

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

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Options have been granted under the Incentive Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options	Weighted Average Exercise Price

Balance - September 30, 2016	77,015	$37.03

Granted	10,229	13.23
Expired	(4,033)	77.98
Expired	(24,500)	20.30	CDN $

Balance - September 30, 2017	58,711	$40.18

Granted	29,426	5.88
Expired	(1,671)	112.56
Expired	(5,679)	36.19	CDN $

Balance - March 31, 2018	80,787	$26.46

The weighted average contractual life remaining on the outstanding options is 50 months.

The following table summarizes information about the options under the Incentive Plan outstanding and exercisable at March 31, 2018:

Number of Options	Exercisable at March 31, 2018	Range of exercise prices	Expiry Dates
13,479	13,479	CDN$15.00 - 35.00	Apr 2019-Dec 2019
40,641	15,859	$5.00 - 20.00	Sep 2023-Mar 2025
17,265	17,265	CDN$40.00 - 70.00	Aug 2018-Jun 2022
2,114	2,114	$50.00 - 60.00	Dec 2022
3,073	3,073	CDN$105.00 - 140.00	Nov 2018-Nov 2021
4,215	4,215	$120.00 - 130.00	Nov 2020
80,787	56,005

The estimated fair value of the share options granted during the six months ended March 31, 2018 and 2017 was determined using a Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended
	March 31,	March 31,
	2018	2017
Risk free interest rate	2.13%	1.44%
Expected life (years)	7.00	7.00
Expected share price volatility	155%	166%
Expected dividend yield	0%	0%

The weighted average fair value of share options granted during the six months ended March 31, 2018 and 2017 was $5.67 and $12.88, respectively.

As of March 31, 2018, the Company had approximately $137,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 34 months.

There were no options exercised during the six months ended March 31, 2018 and 2017. There was no intrinsic value of the vested options at March 31, 2018.

8.	Fair Value of Financial Instruments

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

The Company follows the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical or similar assets and liabilities.
Level 2:	Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.
Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company reports its short-term investments in U.S. Treasury Bills at fair value using Level 1 inputs in the fair value hierarchy.

The following table summarizes fair values for those assets and liabilities with fair value measured on a recurring basis.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
March 31, 2018
Assets
Short-term investments in U.S. Treasury Bills	$499,623	$-	$-	$499,623

September 30, 2017
Assets
Short-term investments in U.S. Treasury Bills	$1,994,401	$-	$-	$1,994,401

9.	Concentrations of Credit Risk

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

The Company had the following concentrations of revenues by customers, each of which accounted for more than 10% of revenues in the applicable period:

	Six Months Ended
	March 31,	March 31,
	2018	2017

Product sales and contract services revenue	72% from 2 customers	88% from 2 customers

The Company had the following concentrations of revenues by geographic areas:

	Six Months Ended
	March 31,	March 31,
	2018	2017

North America	81%	29%
Europe	19%	71%

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

The Company had the following concentrations of accounts receivable from its customers, each of which accounted for more than 10% in the applicable period:

March 31,
2018

Accounts receivable	67% from 2 customers

There were no customer accounts receivable at September 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of March 31, 2018 and our audited consolidated financial statements for the year ended September 30, 2017 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 1, 2017.

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

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of March 31, 2018 and September 30, 2017, and for the six months ended March 31, 2018 and 2017 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The versatility of the KLH molecule and its use in multiple drug development pipelines provide numerous commercial opportunities for us. The successful commercialization of one or more drug development pipelines, especially in a major indication, could have a significant impact on the industry’s ability to produce sufficient quantities of KLH. The protein is derived only from the Giant Keyhole Limpet, a scarce ocean mollusk that is native to a limited stretch of Pacific Ocean coastline. Due in part to the inherent limitations of utilizing wild sources of KLH, we believe that aquaculture production methods, like the methods we practice, will be required to provide scalable, fully traceable supplies of KLH.

We produce clinical grade KLH using Current Good Manufacturing Practices (GMP) and market and sell our KLH products under the brand Stellar KLH. Our customers and partners include multinational biotechnology and pharmaceutical companies, academic institutions, clinical research organizations and research centers. We have multiple agreements to license and supply Stellar KLH and other technology in exchange for fees, revenues or royalties. Our customers manage and fund all product development and regulatory submissions for their respective drug products that utilize our KLH protein.

Recent Developments

Neostell Joint Venture

In May 2016, we entered into a joint venture agreement with Neovacs S.A, a Paris-based biotechnology company, for the formation of a joint venture company to manufacture and sell conjugated therapeutic vaccines.  In July 2016, Neostell S.A.S., a French simplified stock corporation (Neostell), was formed to carry out the business of the joint venture.  Neostell is expected to produce Neovacs’ product candidates that utilize Stellar KLH as a carrier molecule and may also manufacture and sell other KLH-based immunotherapy products for third-party customers. We hold a 30% equity interest in the joint venture in exchange for an initial capital contribution of €120,000. One-half of the initial contribution, approximately $67,000, was paid in June 2016 with the balance due upon the occurrence of certain defined future events. We will also provide additional financing to Neostell, as may be required, on a pro rata basis in line with our equity interest. According to the joint venture agreement, if certain milestones were not achieved by December 31, 2017, Neostell would be dissolved, unless the parties mutually agree to pursue the joint venture arrangement, or either party decides to purchase the equity interests of the other party. In February 2018, the parties renewed and amended the joint venture agreement to extend this deadline to December 31, 2018.

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

Results of Operations

Comparison of Six Months Ended March 31, 2018 and 2017

Our total revenues decreased by $0.12 million to $0.08 million for the six months ended March 31, 2018 compared to $0.20 million for the same period last year due to a decrease in our product sales. While our customer base has not changed significantly, product sales volumes are subject to variability associated with the rate of development and progression of clinical studies of third-party products that utilize Stellar KLH. The rate of progression toward later stage studies is expected to continue to affect the timing and volume of future product sales. During both periods, product mix was similar, consisting of various grades of KLH for clinical and pre-clinical studies and immune system assays.

Our total expenses increased by $0.05 million to $2.82 million for the six months ended March 31, 2018 compared to $2.77 million for the same period last year:

•	Our cost of sales and contract services decreased by $0.08 million to $0.07 million for the six months ended March 31, 2018 compared to $0.15 million for the same period last year primarily due to decreased product sales volume as well as reduced expenses related to sales of KLH that was produced as a byproduct of our research and development activities.

•	Our research and development expenses increased by $0.33 million to $1.12 million for the six months ended March 31, 2018 compared to $0.79 million for the same period last year. The increase was primarily due to research and development activities intended to increase the scalability and throughput capacity of existing manufacturing systems, including engineering lots of KLH produced under our optimization initiative. Additional research and development in aquaculture as well as process, analytical and product formulation development also contributed to the increase.

•	Our general and administrative expenses decreased by $0.23 million to $1.45 million for the six months ended March 31, 2018 compared to $1.68 million for the same period last year primarily due to management’s continued actions to reduce corporate expenses, including salaries, professional fees and travel, as well as lower legal fees and public company expenses.

Our total other income (loss) decreased by $0.01 million to an overall loss of $0.02 million for the six months ended March 31, 2018 compared to an overall loss of $0.03 million for the same period last year. Foreign exchange loss was $0.03 million for the six months ended March 31, 2018 compared to a loss of $0.04 million for the same period last year due to fluctuations in exchange rates and decreased amounts held in Canadian cash and cash equivalents.

Our net loss for the six months ended March 31, 2018 was $2.75 million, or $1.83 per basic share, compared to a net loss of $2.59 million, or $1.79 per basic share, for the six months ended March 31, 2017.

Comparison of Three Months Ended March 31, 2018 and 2017

Our total revenues were relatively unchanged at $0.06 million for the three months ended March 31, 2018 compared to the same period last year. Product sales increased by $0.05 million to $0.06 million for the three months ended March 31, 2018 compared to $0.01 million for the same period last year. While our customer base has not changed significantly, product sales volumes are subject to variability associated with the rate of development and progression of clinical studies of third-party products that utilize Stellar KLH. The rate of progression toward later stage studies is expected to continue to affect the timing and volume of future product sales. During both periods, product mix was similar, consisting of various grades of KLH for clinical and pre-clinical studies and immune system assays. We had no contract services revenue for the three months ended March 31, 2018 compared to $0.05 million for the same period last year due to the completion of a technology transfer in the prior period.

Our total expenses increased by $0.20 million to $1.41 million for the three months ended March 31, 2018 compared to $1.21 million for the same period last year:

•	Our cost of sales and contract services was relatively unchanged at $0.07 million for the three months ended March 31, 2018 compared to the same period last year. Increased costs associated with higher product sales volume and an initial GMP lot produced under our optimization initiative were offset by reduced expenses related to sales of KLH that was produced as a byproduct of our research and development activities.

•	Our research and development expenses increased by $0.16 million to $0.49 million for the three months ended March 31, 2018 compared to $0.33 million for the same period last year. The increase was primarily due to research and development activities intended to increase the scalability and throughput capacity of existing manufacturing systems, including engineering lots of KLH produced under our optimization initiative. Additional research and development in aquaculture as well as process, analytical and product formulation development also contributed to the increase.

•	Our general and administrative expenses increased by $0.03 million to $0.77 million for the three months ended March 31, 2018 compared to $0.75 million for the same period last year primarily due a noncash share-based compensation expense in the most recent quarter which was partially offset by reduced corporate expenses, including salaries, professional fees and travel, as well as lower legal fees and public company expenses.

Our total other income (loss) decreased by $0.05 million to an overall loss of $0.01 million for the three months ended March 31, 2018 compared to an overall gain of $0.04 million for the same period last year. Foreign exchange loss was $0.02 million for the three months ended March 31, 2018 compared to a gain of $0.04 million for the same period last year due to fluctuations in exchange rates and decreased amounts held in Canadian cash and cash equivalents.

Our net loss for the three months ended March 31, 2018 was $1.35 million, or $0.90 per basic share, compared to a net loss of $1.10 million, or $0.76 per basic share, for the three months ended March 31, 2017.

Capital Expenditures

Our capital expenditures, which primarily consist of scientific, manufacturing, and aquaculture equipment, and facility leasehold improvements were $205,891 and $126,876 for the six months ended March 31, 2018 and 2017, respectively. The increase was due primary to an increase in construction in progress related to the construction of renovated ocean-front space for aquaculture production and related activities at our facility located at the Port of Hueneme. We expect to continue investing in capital expenditures in the future as we prepare our core aquaculture infrastructure for expanded capacity as we deem appropriate based on third party clinical milestones and market conditions.

Liquidity and Capital Resources

Company operations have historically been funded by the issuance of common shares, exercise of warrants, grant revenues, contract services revenue and product sales. For the six months ended March 31, 2018 and 2017, the Company reported net losses of approximately $2.75 million and $2.59 million, respectively. While the Company plans to finance company operations in the near term with cash on hand and product sales, management expects to continue incurring losses for the foreseeable future. Management is taking action to adjust planned expenditures based on a number of factors including the size and timing of capital expenditures, staffing levels, inventory levels, and the status of customer clinical trials. Management also seeks to expand the customer base for existing marketed products, and intends to secure additional financing through debt and/or equity financings, including transactions with strategic customers and partners that may include debt and/or equity arrangements. We have not secured any commitment for new financing at this time, nor can we provide any assurance that new financing will be available on commercially acceptable terms, if needed.

At March 31, 2018, the Company had cash, cash equivalents and short-term investments in U.S. Treasury Bills of approximately $3.79 million, working capital of approximately $3.68 million, shareholders’ equity of approximately $4.74 million and an accumulated deficit of approximately $48.15 million. Without raising additional capital to pursue our business plan, there is substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date of the issuance of the Company’s financial statements in this Form 10-Q.

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

	Six Months Ended
	March 31,	March 31,
	2018	2017

North America	81%	29%
Europe	19%	71%

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

Research and development costs, including (i) materials, (ii) KLH designated for internal research use only and (iii) salaries of employees directly involved in research and development efforts, are expensed as incurred. From time to time, we produce saleable KLH as a byproduct of our research and development activities. The cost of this KLH is not assigned to inventory.

Our research and development costs were $1,124,907 and $790,236 for the six months ended March 31, 2018 and 2017, respectively.

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

We also currently lease undeveloped land in Baja California, Mexico under a lease agreement which we entered into in June 2015, with a three-year term, which lease agreement may be terminated at will at any time with 30 days prior notice by either party. In February 2018, the lease term was extended for two years without further rent payments. We are utilizing the undeveloped land to conduct suitability studies for the potential development of an additional aquaculture locale and future expansion of production. We also have a short-term lease for office space in a business center located in Ensenada, Baja California. This office serves as the administrative headquarters of our BioEstelar subsidiary.

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

We are exposed to financial market risks associated with foreign exchange rates, concentration of credit, and liquidity. In accordance with our policies, we manage our exposure to various market-based risks and, where material, these risks are reviewed and monitored by our Board of Directors. For a discussion of our market risk exposure, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the SEC on December 1, 2017. There are no material changes in market risk from the disclosure provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of March 31, 2018, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Date: May 7, 2018	STELLAR BIOTECHNOLOGIES, INC.

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

