Form 10-Q
period 2018-06-30
Stellar Biotechnologies, Inc.
filed 2018-08-08
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of August 8, 2018, the registrant had 5,330,715 common shares issued and outstanding. This amount reflects the one for seven reverse split of the registrant’s outstanding common shares effected May 4, 2018.

All historical references to common shares, warrants and share options outstanding prior to May 4, 2018 and the related exercise prices in this Form 10-Q have been adjusted to reflect the effect of the one for seven reverse split, effected at the close of market on May 4, 2018.

Stellar Biotechnologies, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited)

	June 30,	September 30,
	2018	2017

Assets:

Current assets:
Cash and cash equivalents	$5,820,582	$4,570,951
Accounts receivable	10,305	1,287
Short-term investments	5,463,554	1,994,401
Inventory	237,494	68,114
Prepaid and other assets	101,755	123,694

Total current assets	11,633,690	6,758,447

Noncurrent assets:

Equity investment in joint venture	66,695	66,695
Property, plant and equipment, net	1,085,575	879,523
Deposits	15,340	15,340

Total noncurrent assets	1,167,610	961,558

Total Assets	$12,801,300	$7,720,005

Liabilities and Shareholders' Equity:

Current liabilities:
Accounts payable and accrued liabilities	$414,610	$320,947

Total Current Liabilities	414,610	320,947

Commitments (Note 6)

Shareholders' equity:
Common shares, unlimited common shares authorized, no par value, 5,330,715 issued and outstanding at June 30, 2018 and 1,502,870 at September 30, 2017	56,652,957	48,351,701
Accumulated share-based compensation	5,035,721	4,439,400
Accumulated deficit	(49,301,988)	(45,392,043)

Total Shareholders' Equity	12,386,690	7,399,058

Total Liabilities and Shareholders' Equity	$12,801,300	$7,720,005

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenues:
Product sales	$73,053	$20,532	$157,592	$175,407
Contract services revenue	-	-	-	50,000
	73,053	20,532	157,592	225,407

Expenses:
Cost of sales and contract services	45,615	77,555	114,039	227,563
Costs of aquaculture	69,493	64,708	241,967	212,945
Research and development	465,180	536,169	1,590,087	1,326,405
General and administrative	651,166	635,716	2,103,636	2,314,143

	1,231,454	1,314,148	4,049,729	4,081,056

Loss from Operations	(1,158,401)	(1,293,616)	(3,892,137)	(3,855,649)

Other Income (Loss)
Foreign exchange gain (loss)	(13,608)	64,135	(47,755)	21,972
Investment income	15,337	9,120	30,747	24,767

	1,729	73,255	(17,008)	46,739

Loss Before Income Tax	(1,156,672)	(1,220,361)	(3,909,145)	(3,808,910)

Income tax expense	-	-	800	800

Net Loss	$(1,156,672)	$(1,220,361)	$(3,909,945)	$(3,809,710)

Loss per common share:
Basic and diluted	$(0.38)	$(0.84)	$(1.93)	$(2.63)

Weighted average number of common shares outstanding:
Basic and diluted	3,082,546	1,450,447	2,029,431	1,448,840

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2018	2017

Cash Flows Used In Operating Activities:
Net loss	$(3,909,945)	$(3,809,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	142,643	135,515
Share-based compensation	125,409	92,480
Foreign exchange (gain) loss	47,755	(21,972)
Transfer equipment to research and development	12,419	-

Changes in working capital items:
Accounts receivable	(9,080)	73,906
Inventory	(169,380)	108,483
Prepaid and other assets	21,881	37,033
Accounts payable and accrued liabilities	94,026	(198,269)

Net cash used in operating activities	(3,644,272)	(3,582,534)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(361,400)	(200,365)
Purchase of short-term investments	(5,969,153)	(3,008,853)
Proceeds on sales and maturities of short-term investments	2,500,000	3,000,000

Net cash used in investing activities	(3,830,553)	(209,218)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares, net	4,520,319	-
Payments for issuance costs	(398,811)	-
Proceeds from exercise of warrants	4,650,659	-

Net cash provided by financing activities	8,772,167	-

Effect of exchange rate changes on cash and cash equivalents	(47,711)	22,211

Net change in cash and cash equivalents	1,249,631	(3,769,541)
Cash and cash equivalents - beginning of period	4,570,951	7,416,904
Cash and cash equivalents - end of period	$5,820,582	$3,647,363

Cash (demand deposits)	$1,829,007	$1,035,138
Cash equivalents	3,991,575	2,612,225

Cash and cash equivalents	$5,820,582	$3,647,363

Supplemental cash flow information:

Cash paid during the period for taxes	$800	$800

Supplemental disclosure of non-cash transactions:
Issuance costs withheld from escrow proceeds	$972,811	$-
Fair value of placement agent warrants	470,912	-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Operations

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

Management Plans

Company operations have historically been funded by the issuance of common shares, exercise of warrants, grant revenues, contract services revenue and product sales. For the nine months ended June 30, 2018 and 2017, the Company reported net losses of $3.9 million and $3.8 million, respectively. As of June 30, 2018, the Company had an accumulated deficit of $49.3 million and working capital of $11.2 million. The Company expects to incur additional losses as it continues to invest in its research and development programs, manufacturing platform and market development activities.

The Company plans to finance company operations over the course of the next twelve months with cash and investments on hand and product sales. Management has flexibility to adjust planned expenditures based on a number of factors including the size and timing of capital expenditures, staffing levels, inventory levels, and the status of customer clinical trials. Management also seeks to expand the customer base for existing marketed products, and may seek additional financing through debt and/or equity financings, including transactions with strategic customers and partners that may include debt and/or equity arrangements. The Company has historically relied upon the sale of common shares to help fund its operations and meet its obligations and presently expects to continue to do so in the future as and when it considers appropriate, subject to market conditions and the availability of favorable terms.

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

The accompanying condensed interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Stellar Biotechnologies, Inc., a California corporation in the U.S. and BioEstelar, S.A. de C.V. a Baja California corporation in Mexico. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2018. The condensed interim consolidated financial data at September 30, 2017 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed on December 1, 2017 with the SEC.

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

Short-term investments consisted of U.S. Treasury Bills at June 30, 2018 and September 30, 2017.

U.S. Treasury Bills are carried at amortized cost which approximates fair value and are classified as held-to-maturity investments.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

4.	Inventory

Raw materials include inventory of manufacturing supplies. Work in process includes manufacturing supplies, direct and indirect labor, contracted manufacturing and testing, and allocated manufacturing overhead for inventory in process at the end of the period. Finished goods include products that are complete and available for sale. At June 30, 2018 and September 30, 2017, the Company recorded work in process and finished goods inventory only for those products with recent sales levels to evaluate net realizable value.

Inventory consisted of the following:

	June 30,	September 30,
	2018	2017

Raw materials	$48,940	$21,761
Work in process	65,199	-
Finished goods	123,355	46,353

	$237,494	$68,114

5.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	June 30,	September 30,
	2018	2017

Aquaculture system	$126,257	$126,257
Laboratory facilities	62,033	62,033
Computer and office equipment	122,834	117,840
Manufacturing and laboratory equipment	1,041,684	982,439
Vehicles	77,994	77,994
Leasehold improvements	347,360	337,060
	1,778,162	1,703,623
Less: accumulated depreciation	(1,101,776)	(969,418)

Depreciable assets, net	676,386	734,205
Construction in progress	409,189	145,318

	$1,085,575	$879,523

Depreciation and amortization expense amounted to approximately $143,000 and $136,000 for the nine months ended June 30, 2018 and 2017, respectively.

6.	Commitments

Operating leases

The Company leases buildings and facilities used in its operations under two sublease agreements. In June 2015, the Company exercised its option to extend these sublease agreements for an additional five-year term beginning in October and November 2015. The Company negotiated an option to extend the leases for two additional five-year terms.

The Company leases facilities used for executive offices and laboratories and pays a portion of the common area maintenance. In July 2018, the Company extended this lease for a two-year term, with options to renew for three successive two-year terms.

The Company leases undeveloped land in Baja California, Mexico to assess the potential development of an additional aquaculture locale and expansion of production. The lease term was three years from June 2015 with options to extend the lease for 30 years. In February 2018, the lease term was extended for two years without further rent payments. The Company may terminate early with 30 days’ notice. The Company had a related collaboration agreement with the lessor, which expired in June 2018, pursuant to which the Company and the lessor would collaborate on the design, expansion and development of marine aquaculture resources and KLH production facilities on the leased property. Under that agreement, the Company was responsible for certain leasehold improvements including construction of structures and a power-generating facility, which are owned by the Company. The Company was also responsible for reimbursing the lessor for local operational support.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Aggregate future minimum lease payments at June 30, 2018 are as follows:

Three Months Ending September 30, 2018	46,000
Year Ending September 30, 2019	185,000
Year Ending September 30, 2020	167,000
Year Ending September 30, 2021	6,000

$404,000

Rent expense on these lease agreements amounted to approximately $184,000 and $178,000 for the nine months ended June 30, 2018 and 2017, respectively.

Purchase obligations

The Company has commitments totaling approximately $193,000 at June 30, 2018 for signed agreements with contract research organizations, consultants, construction contractors and equipment suppliers. All of the Company’s purchase obligations are expected to be fulfilled within the next 12 months.

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

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Retirement savings plan 401(k) contributions

The Company sponsors a 401(k) retirement savings plan that requires an annual non-elective safe harbor employer contribution of 3% of eligible employee wages. All employees over 21 years of age are eligible beginning the first payroll after 3 consecutive months of employment. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were approximately $57,000 and $47,000 for each of the nine months ended June 30, 2018 and 2017, respectively.

Related party commitments

On August 14, 2002, through its California subsidiary, the Company entered into a patent royalty agreement with a director and officer of the Company, whereby he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually. The Company’s current operations utilize this invention. There was no royalty expense incurred during the nine months ended June 30, 2018 and 2017.

7.	Share Capital

The Company had the following transactions in share capital:

	Nine Months Ended
	June 30,	June 30,
	2018	2017

Number of common shares issued	3,827,845	54,834

Issuance of common shares	$5,493,130	$-
Issuance of common shares upon exercise of warrants	4,650,659	-
Issuance of performance shares	-	1,070,909

Share issuance costs	$(1,371,621)	-
Fair value of placement agent warrants	(470,912)	-

Equity Offerings

On May 15, 2018, the Company completed a registered public offering of 2,075,472 units, with each unit consisting of (i) one common share, no par value, or common share equivalent, and (ii) one warrant to purchase one common share at a price of $2.65 per unit. Net proceeds were $4.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. The warrants were immediately exercisable at an aggregate price of $2.65 and expire five years from the date of issuance. In connection with the offering, the Company also issued warrants to purchase an aggregate of 145,283 common shares, at an exercise price of $3.3125, to certain affiliated designees of the placement agent as part of the placement agent’s compensation.

On May 24, 2018, the Company entered into a warrant exercise agreement with certain holders of our warrants, pursuant to which the holders agreed to exercise their warrants to purchase 1,122,076 common shares, in the aggregate, resulting in net proceeds of $2.5 million. In consideration, the Company agreed to issue to the holders new Series A Common Share Purchase Warrants to purchase up to 1,122,076 common shares at an exercise price of $2.65 per share, with an exercise period of five years, and new Series B Common Share Purchase Warrants to purchase up to 2,244,152 common shares at an exercise price of $2.65 per share, with an exercise period of seven months. In connection with the agreement, the Company also issued warrants to purchase an aggregate of 78,545 common shares to certain affiliated designees of the placement agent as part of the placement agent’s compensation, at an exercise price of $3.3125.

Reverse Share Split

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

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Black-Scholes option valuation model

The Company uses the Black-Scholes option valuation model to determine the fair value of share-based compensation for placement agent warrants and share options granted. Option valuation models require the input of highly subjective assumptions including the expected price volatility. The Company has used historical volatility to estimate the volatility of the share price. Changes in the subjective input assumptions can materially affect the fair value estimates, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s warrants and share options.

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance - September 30, 2016	180,805	$31.50

Balance - September 30, 2017	180,805	$31.50

Granted	5,665,528	2.68
Granted pre-funded warrants	687,076	.01
Exercised	(1,752,373)	2.65
Exercised pre-funded warrants	(687,076)	.01

Balance - June 30, 2018	4,093,960	$3.96

The weighted average contractual life remaining on the outstanding warrants at June 30, 2018 is 31 months.

The following table summarizes information about the warrants outstanding at June 30, 2018:

Exercise Price	Number of Warrants	Expiry Date

$2.65	2,044,152	December 2018
31.50	180,805	January 2022
2.65	1,645,175	May 2023
3.31	223,828	May 2023

	4,093,960

The fair value of placement agent warrants granted was determined using the Black-Scholes option valuation model, using the following weighted average assumptions at the date of the grant:

Nine Months Ended
June 30,
2018
Risk free interest rate	2.21%
Expected life (years)	5.0
Expected share price volatility	173%
Expected dividend yield	0%

The weighted average fair value of placement agent warrants granted during the nine months ended June 30, 2018 was $1.98.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Share Options

The Company adopted an incentive compensation plan in 2017 (the Incentive Plan), which amended and restated the 2013 fixed share option plan and is administered by the Board of Directors. Options, restricted shares and restricted share units are eligible for grants under the Incentive Plan. The number of shares available for issuance under the Incentive Plan is 228,143, including shares available for the exercise of outstanding options under the 2013 fixed share option plan. No restricted shares or restricted share units have been granted as of June 30, 2018.

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

Options have been granted under the Incentive Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options	Weighted Average Exercise Price

Balance - September 30, 2016	77,015	$37.03

Granted	10,229	13.23
Expired	(4,033)	77.98
Expired	(24,500)	20.30	CDN $

Balance - September 30, 2017	58,711	$40.18

Granted	29,426	5.88
Expired	(1,671)	112.56
Expired	(5,679)	36.19	CDN $

Balance - June 30, 2018	80,787	$26.11

The weighted average contractual life remaining on the outstanding options is 47 months.

The following table summarizes information about the options under the Incentive Plan outstanding and exercisable at June 30, 2018:

Number of Options	Exercisable at June 30, 2018	Range of exercise prices	Expiry Dates
13,479	13,479	CDN$15.00 - 35.00	Apr 2019-Dec 2019
40,641	16,859	$5.00 - 20.00	Sep 2023-Mar 2025
17,265	17,265	CDN$40.00 - 70.00	Aug 2018-Jun 2022
2,114	2,114	$50.00 - 60.00	Dec 2022
3,073	3,073	CDN$105.00 - 140.00	Nov 2018-Nov 2021
4,215	4,215	$120.00 - 130.00	Nov 2020
80,787	57,005

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

The estimated fair value of the share options granted during the nine months ended June 30, 2018 and 2017 was determined using a Black-Scholes option valuation model with the following weighted average assumptions:

	Nine Months Ended
	June 30,	June 30,
	2018	2017
Risk free interest rate	2.13%	1.44%
Expected life (years)	7.00	7.00
Expected share price volatility	155%	166%
Expected dividend yield	0%	0%

The weighted average fair value of share options granted during the nine months ended June 30, 2018 and 2017 was $5.67 and $12.88, respectively.

As of June 30, 2018, the Company had approximately $102,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 31 months.

There were no options exercised during the nine months ended June 30, 2018 and 2017. There was no intrinsic value of the vested options at June 30, 2018.

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

The Company follows the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical or similar assets and liabilities.
Level 2:	Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.
Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company reports its short-term investments in U.S. Treasury Bills at fair value using Level 1 inputs in the fair value hierarchy.

The following table summarizes fair values for those assets and liabilities with fair value measured on a recurring basis.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
June 30, 2018
Assets
Short-term investments in U.S. Treasury Bills	$5,463,554	$-	$-	$5,463,554

September 30, 2017
Assets
Short-term investments in U.S. Treasury Bills	$1,994,401	$-	$-	$1,994,401

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

9.	Concentrations of Credit Risk

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

The Company had the following concentrations of revenues by customers, each of which accounted for more than 10% of revenues in the applicable period:

	Nine Months Ended
	June 30,	June 30,
	2018	2017

Product sales and contract services revenue	60% from 2 customers	85% from 2 customers

The Company had the following concentrations of revenues by geographic areas:

	Nine Months Ended
	June 30,	June 30,
	2018	2017

North America	50%	32%
Europe	47%	65%
Asia	3%	3%

The Company had the following concentrations of accounts receivable from its customers, each of which accounted for more than 10% in the applicable period:

June 30,
2018

Accounts receivable	92% from 3 customers

There were no customer accounts receivable at September 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of June 30, 2018 and our audited consolidated financial statements for the year ended September 30, 2017 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 1, 2017.

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

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of June 30, 2018 and September 30, 2017, and for the nine months ended June 30, 2018 and 2017 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

We are a biotechnology company engaged in the aquaculture, research and development, manufacture and commercialization of Keyhole Limpet Hemocyanin (KLH). KLH is an immune-stimulating protein with an extensive history of safe and effective use in immunological applications.

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

We produce clinical grade KLH using Current Good Manufacturing Practices (GMP) and market and sell our KLH products under the brand Stellar KLH. Our customers and partners include multinational biotechnology and pharmaceutical companies, academic institutions, clinical research organizations and research centers. We have multiple agreements to license and supply Stellar KLH and other technology in exchange for fees, revenues or royalties. Our customers manage and fund all product development and regulatory submissions for their respective drug products that utilize our KLH protein. We are in the process of upgrading and scaling our manufacturing operations and plan to produce KLH suitable for commercial drugs by the time our customers are ready to file marketing applications referencing our drug master files that we maintain with the U.S. Food and Drug Administration.

Recent Developments

Equity Offerings

On May 15, 2018, we completed a registered public offering of 2,075,472 units, with each unit consisting of (i) one common share, no par value, or common share equivalent, and (ii) one warrant to purchase one common share at a price of $2.65 per unit. We received net proceeds of $4.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. The warrants were immediately exercisable at an aggregate price of $2.65 and expire five years from the date of issuance. In connection with the offering, we also issued warrants to purchase an aggregate of 145,283 common shares, at an exercise price of $3.3125, to certain affiliated designees of the placement agent as part of the placement agent’s compensation.

On May 24, 2018, we entered into a warrant exercise agreement with certain holders of our warrants, pursuant to which the holders agreed to exercise their warrants to purchase 1,122,076 common shares, in the aggregate, resulting in net proceeds of $2.5 million. In consideration, we agreed to issue to the holders new Series A Common Share Purchase Warrants to purchase up to 1,122,076 common shares at an exercise price of $2.65 per share, with an exercise period of five years, and new Series B Common Share Purchase Warrants to purchase up to 2,244,152 common shares at an exercise price of $2.65 per share, with an exercise period of seven months. In connection with the agreement, we also issued warrants to purchase an aggregate of 78,545 common shares to certain affiliated designees of the placement agent as part of the placement agent’s compensation, at an exercise price of $3.3125.

Neostell Joint Venture

In May 2016, we entered into a joint venture agreement with Neovacs S.A, a Paris-based biotechnology company, for the formation of a joint venture company to manufacture and sell conjugated therapeutic vaccines.  In July 2016, Neostell S.A.S., a French simplified stock corporation (Neostell), was formed to carry out the business of the joint venture.  Neostell is expected to produce Neovacs’ product candidates that utilize Stellar KLH as a carrier molecule and may also manufacture and sell other KLH-based immunotherapy products for third-party customers. We hold a 30% equity interest in the joint venture in exchange for an initial capital contribution of €120,000. One-half of the initial contribution, approximately $67,000, was paid in June 2016 with the balance due upon the occurrence of certain defined future events. We will also provide additional financing to Neostell, as may be required, on a pro rata basis in line with our equity interest. According to the joint venture agreement, as amended February 2018, if certain milestones were not achieved by December 31, 2018, Neostell would be dissolved, unless the parties mutually agree to pursue the joint venture arrangement, or either party decides to purchase the equity interests of the other party. On July 3, 2018, Neovacs published the results of its Phase 2b clinical study for IFN-Alpha-Kinoid immunotherapy in systemic lupus erythematosus, and the parties are currently in discussions regarding certain Neostell milestones and the advancement of Neovacs’ KLH based immunotherapy in lupus.

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

Results of Operations

Comparison of Nine Months Ended June 30, 2018 and 2017

Our total revenues decreased by $0.07 million to $0.16 million for the nine months ended June 30, 2018 compared to $0.23 million for the same period last year due to a decrease in product sales. Product sales volumes are subject to variability associated with the rate of development and progression of clinical studies of third-party products that utilize Stellar KLH. The rate of progression toward later stage studies is expected to continue to affect the timing and volume of future product sales. During both periods, product mix was similar, consisting of various grades of KLH for clinical and pre-clinical studies and immune system assays.

Our total expenses decreased by $0.03 million to $4.05 million for the nine months ended June 30, 2018 compared to $4.08 million for the same period last year:

•	Our cost of sales and contract services decreased by $0.12 million to $0.11 million for the nine months ended June 30, 2018 compared to $0.23 million for the same period last year primarily due to decreased product sales volume as well as reduced expenses related to sales of KLH that was produced as a byproduct of our research and development activities.

•	Our research and development expenses increased by $0.26 million to $1.59 million for the nine months ended June 30, 2018 compared to $1.33 million for the same period last year. The increase was primarily due to an increase in research and development activities intended to increase the scalability and throughput capacity of existing manufacturing systems, including engineering lots of KLH produced under our optimization initiative. An increase in contracted research services and additional research and development in aquaculture, analytics and product formulation also contributed to the increase.

•	Our general and administrative expenses decreased by $0.21 million to $2.10 million for the nine months ended June 30, 2018 compared to $2.31 million for the same period last year primarily due to reduced professional fees and travel expenses.

Our total other income (loss) decreased by $0.06 million to an overall loss of $0.02 million for the nine months ended June 30, 2018 compared to an overall gain of $0.05 million for the same period last year primarily due to fluctuations in Canadian exchange rates.

Our net loss for the nine months ended June 30, 2018 was $3.91 million, or $1.93 per basic share, compared to a net loss of $3.81 million, or $2.63 per basic share, for the nine months ended June 30, 2017.

Comparison of Three Months Ended June 30, 2018 and 2017

Our total revenues increased by $0.05 million to $0.07 million for the three months ended June 30, 2018 compared to $0.02 million for the same period last year due to an increase in product sales. Product sales volumes are subject to variability associated with the rate of development and progression of clinical studies of third-party products that utilize Stellar KLH. The rate of progression toward later stage studies is expected to continue to affect the timing and volume of future product sales. During both periods, product mix was similar, consisting of various grades of KLH for clinical and pre-clinical studies and immune system assays.

Our total expenses decreased by $0.08 million to $1.23 million for the three months ended June 30, 2018 compared to $1.31 million for the same period last year:

•

Our cost of sales and contract services decreased by $0.03 million to $0.05 million for the three months ended June 30, 2018 compared to $0.08 million for the same period last year. The decrease was primarily due to reduced expenses related to sales of KLH that was produced as a byproduct of our research and development activities. Sales of such products were higher in the three months ended June 30, 2018 than the comparable period.

•	Our research and development expenses decreased by $0.07 million to $0.47 million for the three months ended June 30, 2018 compared to $0.54 million for the same period last year. The decrease was primarily due to a reduction in KLH product inventory utilized for internal research and development activities.

•	Our general and administrative expenses increased by $0.02 million to $0.65 million for the three months ended June 30, 2018 compared to $0.64 million for the same period last year primarily due an increased noncash share-based compensation expenses, which was partially offset by reduced professional fees and travel expenses.

Our total other income (loss) decreased by $0.07 million to approximately zero for the three months ended June 30, 2018 compared to an overall gain of $0.07 million for the same period last year primarily due to fluctuations in Canadian exchange rates.

Our net loss for the three months ended June 30, 2018 was $1.16 million, or $0.38 per basic share, compared to a net loss of $1.22 million, or $0.84 per basic share, for the three months ended June 30, 2017.

Capital Expenditures

Our capital expenditures, which primarily consist of scientific, manufacturing, and aquaculture equipment, and facility leasehold improvements were $0.36 million and $0.19 million for the nine months ended June 30, 2018 and 2017, respectively. The increase was due primary to an increase in construction in progress related to the construction of renovated ocean-front space for aquaculture production and related activities at our facility located at the Port of Hueneme. We expect to continue investing in capital expenditures in the future as we prepare our core aquaculture infrastructure for expanded capacity as we deem appropriate based on third party clinical milestones and market conditions.

Liquidity and Capital Resources

Our operations have historically been funded by the issuance of common shares, exercise of warrants, grant revenues, contract services revenue and product sales. For the nine months ended June 30, 2018 and 2017, the Company reported net losses of $3.91 million and $3.81 million, respectively. We plan to finance company operations over the course of the next twelve months with cash and investments on hand and product sales. Management has flexibility to adjust planned expenditures based on a number of factors including the size and timing of capital expenditures, staffing levels, inventory levels, and the status of customer clinical trials. Management also seeks to expand the customer base for existing marketed products, and may seek additional financing through debt and/or equity financings, including transactions with strategic customers and partners that may include debt and/or equity arrangements.

On May 15, 2018, we completed a registered public offering resulting in net proceeds of $4.64 million. On May 29, 2018, we closed an offering with certain holders of our warrants, pursuant to a warrant exercise agreement, resulting in net proceeds of $2.49 million. During May and June 2018, other warrant exercises resulted in net proceeds of $1.64 million.

At June 30, 2018, we had cash, cash equivalents and short-term investments in U.S. Treasury Bills of $11.28 million, working capital of $11.22 million, shareholders’ equity of $12.39 million and an accumulated deficit of $49.30 million.

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

	Nine Months Ended
	June 30,	June 30,
	2018	2017

North America	50%	32%
Europe	47%	65%
Asia	3%	3%

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

Our research and development costs were $1,590,087 and $1,326,405 for the nine months ended June 30, 2018 and 2017, respectively.

The increase from the comparable period was primarily due to research and development activities intended to increase the scalability and throughput capacity of existing manufacturing systems, including engineering lots of KLH produced under our optimization initiative.

Disclosure of Contractual Obligations

We currently lease 4,300 square feet of executive office and laboratory space in Port Hueneme, California under a lease which was renewed in July 2018 for a two-year term, with options to renew for three successive two-year terms.

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

We also currently lease undeveloped land in Baja California, Mexico under a lease agreement which we entered into in June 2015, with a three-year term, which may be terminated at will at any time with 30 days prior notice by either party. In February 2018, the lease term was extended for two years without further rent payments. We are utilizing the undeveloped land to conduct suitability studies for the potential development of an additional aquaculture locale and future expansion of production. We also have a short-term lease for office space in a business center located in Ensenada, Baja California. This office serves as the administrative headquarters of our BioEstelar subsidiary.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of June 30, 2018, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2017.

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

Date: August 8, 2018	STELLAR BIOTECHNOLOGIES, INC.

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