Form 10-Q
period 2018-12-31
Stellar Biotechnologies, Inc.
filed 2019-02-05
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 4, 2019 the registrant had 5,330,715 common shares issued and outstanding.

All historical references to common shares, warrants and share options outstanding prior to May 4, 2018 and the related exercise prices in this Form 10-Q have been adjusted to reflect the effect of the one for seven reverse split, effected at the close of market on May 4, 2018.

Stellar Biotechnologies, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended December 31, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2018	2018

Assets:

Current assets:
Cash and cash equivalents	$7,364,662	$4,225,521
Accounts receivable	71,685	41,246
Short-term investments	1,599,067	6,078,031
Inventory	212,079	224,267
Prepaid and other assets	214,903	86,919
Total current assets	9,462,396	10,655,984

Noncurrent assets:

Equity investment in joint venture	-	46,456
Property, plant and equipment, net	1,022,212	1,062,195
Deposits	15,340	15,340
Total noncurrent assets	1,037,552	1,123,991
Total Assets	$10,499,948	$11,779,975

Liabilities and Shareholders' Equity:

Current liabilities:
Accounts payable and accrued liabilities	$512,023	$493,385
Deferred revenue	80,000	-
Total Current Liabilities	592,023	493,385

Commitments (Note 7)

Shareholders' equity:
Common shares, unlimited common shares authorized, no par value, 5,330,715 issued and outstanding at December 31, 2018 and September 30, 2018	56,652,957	56,652,957
Accumulated share-based compensation	5,091,664	5,064,625
Accumulated deficit	(51,836,696)	(50,430,992)
Total Shareholders' Equity	9,907,925	11,286,590
Total Liabilities and Shareholders' Equity	$10,499,948	$11,779,975

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2018	2017

Revenues:
Product sales	$53,033	$20,487
	53,033	20,487

Expenses:
Cost of sales	27,993	2,801
Costs of aquaculture	78,280	98,050
Research and development	470,283	631,034
General and administrative	882,798	678,481
	1,459,354	1,410,366

Loss from Operations	(1,406,321)	(1,389,879)

Other Income (Loss)
Foreign exchange gain (loss)	(27,139)	(17,929)
Investment income	28,556	7,862
	1,417	(10,067)

Loss Before Income Tax	(1,404,904)	(1,399,946)

Income tax expense	800	800
Net Loss	$(1,405,704)	$(1,400,746)

Loss per common share:
Basic and diluted	$(0.26)	$(0.93)
Weighted average number of common shares outstanding:
Basic and diluted	5,330,715	1,502,870

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2018	2017

Cash Flows Used In Operating Activities:
Net loss	$(1,405,704)	$(1,400,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,468	49,309
Share-based compensation	27,039	20,706
Foreign exchange (gain) loss	27,139	17,929
Transfer equipment to research and development	-	10,835
Change in equity investment in joint venture	46,456	-

Changes in working capital items:
Accounts receivable	(30,469)	(9,712)
Inventory	12,188	(50,426)
Prepaid and other assets	(127,916)	(35,919)
Accounts payable and accrued liabilities	17,963	253,561
Deferred revenue	80,000	-
Net cash used in operating activities	(1,308,836)	(1,144,463)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(5,666)	(34,767)
Purchase of short-term investments	(21,036)	(4,174)
Proceeds on sales and maturities of short-term investments	4,500,000	1,000,000
Net cash provided by investing activities	4,473,298	961,059

Effect of exchange rate changes on cash and cash equivalents	(25,321)	(17,876)
Net change in cash and cash equivalents	3,139,141	(201,280)
Cash and cash equivalents - beginning of period	4,225,521	4,570,951
Cash and cash equivalents - end of period	$7,364,662	$4,369,671

Cash (demand deposits)	$6,941,818	$4,090,861
Cash equivalents	422,844	278,810
Cash and cash equivalents	$7,364,662	$4,369,671

Supplemental cash flow information:
Cash paid during the period for taxes	$-	$800

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Operations

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

Liquidity

Company operations have historically been funded by the issuance of common shares, exercise of warrants, grant revenues, contract services revenue and product sales. For the three months ended December 31, 2018 and 2017, the Company reported net losses of $1.41 million and $1.40 million, respectively. As of December 31, 2018, the Company had an accumulated deficit of $51.84 million and working capital of $8.87 million. The Company expects to incur additional losses as it continues to invest in its research and development programs, manufacturing platform and market development activities.

The Company plans to finance company operations over the course of the next twelve months with cash and investments on hand and product sales. Management has flexibility to adjust planned expenditures based on a number of factors including the size and timing of capital expenditures, staffing levels, inventory levels, and the status of customer clinical trials. Management also seeks to expand the customer base for existing marketed products, and may seek additional financing through debt and/or equity financings, or strategic arrangements with companies that offer synergistic technologies or additional growth opportunities. The Company has historically relied upon the sale of common shares to help fund its operations and meet its obligations and presently expects to continue to do so in the future as and when it considers appropriate, subject to market conditions and the availability of favorable terms.

2.	Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

The accompanying condensed interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Stellar Biotechnologies, Inc., a California corporation in the U.S. and BioEstelar, S.A. de C.V. a Baja California corporation in Mexico. All significant intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2019. The condensed interim consolidated financial data at September 30, 2018 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed on November 30, 2018 with the SEC.

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

Adoption of Recent Accounting Pronouncements

On October 1, 2018, the Company adopted Accounting Standards Codification (ASC) 606 Revenue Recognition – Revenue from Contracts with Customers using the modified retrospective method applied to those contracts which were not completed as of this date. Results for reporting periods beginning after October 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historical accounting under ASC Topic 605. There was no impact to the historical condensed interim consolidated financial statements resulting from the Company’s adoption of ASC Topic 606.

Revenues and accounts receivable are recognized when the promised goods or services are transferred to customers, in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. The Company’s revenue consists of sales of its KLH products, which are recognized upon shipment when the customer obtains control of the product and the Company has no further performance obligations. Deferred revenue is recorded when a customer pays consideration before they obtain control of the product. The Company’s product sales by geographic area are presented in Note 9.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

3.	Investments

Short-term investments consisted of U.S. Treasury Bills at December 31, 2018 and September 30, 2018.

U.S. Treasury Bills are carried at amortized cost which approximates fair value and are classified as held-to-maturity investments.

4.	Inventory

Raw materials include inventory of manufacturing supplies. Work in process includes manufacturing supplies, direct and indirect labor, contracted manufacturing and testing, and allocated manufacturing overhead for inventory in process at the end of the period. Finished goods include products that are complete and available for sale. At December 31, 2018 and September 30, 2018, the Company recorded work in process and finished goods inventory only for those products with recent sales levels to evaluate net realizable value.

Inventory consisted of the following:

	December 31,	September 30,
	2018	2018

Raw materials	$53,280	$46,670
Work in process	78,063	83,297
Finished goods	80,736	94,300

	$212,079	$224,267

5.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	December 31,	September 30,
	2018	2018

Aquaculture system	$126,257	$126,257
Laboratory facilities	62,033	62,033
Computer and office equipment	125,859	125,859
Manufacturing and laboratory equipment	1,060,921	1,042,993
Vehicles	77,994	77,994
Leasehold improvements	347,360	347,360
	1,800,424	1,782,496
Less: accumulated depreciation	(1,192,216)	(1,146,566)

Depreciable assets, net	608,208	635,930
Construction in progress	414,004	426,265

	$1,022,212	$1,062,195

Depreciation and amortization expense amounted to approximately $44,000 and $49,000 for the three months ended December 31, 2018 and 2017, respectively.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

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

The Company leases undeveloped land in Baja California, Mexico to assess the potential development of an additional aquaculture locale and expansion of production. The lease term was three years from June 2015 with options to extend the lease for 30 years. In February 2018, the lease term was extended for two years without further rent payments. The Company may terminate early with 30 days’ notice. The Company has made certain leasehold improvements including construction of structures and a power-generating facility, which are owned by the Company.

Aggregate future minimum lease payments at December 31, 2018 are as follows:

Year Ending September 30, 2019	139,000
Year Ending September 30, 2020	167,000
Year Ending September 30, 2021	6,000

$312,000

Rent expense on these lease agreements amounted to approximately $53,000 and $60,000 for the three months ended December 31, 2018 and 2017, respectively.

Purchase obligations

The Company has commitments totaling approximately $71,000 at December 31, 2018 under signed agreements for leasehold improvements and equipment.

Supply agreements

The Company has commitments under supply agreements with customers for fixed prices per gram of KLH in connection with clinical trials on a non-exclusive basis except within that customer’s field of use. The expiration dates of these supply agreements range from October 2019 to February 2022, and are generally renewable upon written request of the customer.

Joint venture agreement

In May 2016, the Company entered into a joint venture agreement with another party for the formation of a joint venture company to manufacture and sell conjugated therapeutic vaccines. The joint venture is organized as a French simplified corporation. The Company holds a 30% equity interest in the joint venture in exchange for an initial capital contribution of €120,000. One-half of the initial contribution, approximately $67,000, was paid during the year ended September 30, 2016 with the balance due upon the occurrence of certain defined future events. Pursuant to the joint venture agreement, on December 31, 2018, the Company notified the other party that it no longer wished to pursue the project and the parties subsequently agreed to proceed with actions to dissolve and liquidate the joint venture company by mutual consent. Impairment loss of approximately $30,000 is included in general and administrative expenses in the accompanying condensed interim consolidated financial statements.

Retirement savings plan 401(k) contributions

The Company sponsors a 401(k) retirement savings plan that requires an annual non-elective safe harbor employer contribution of 3% of eligible employee wages. Contributions to the 401(k) plan were approximately $15,000 and $19,000 for each of the three months ended December 31, 2018 and 2017, respectively.

Related party commitments

On August 14, 2002, through its California subsidiary, the Company entered into a patent royalty agreement with a director and officer of the Company, whereby he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually. The Company’s current operations utilize this invention. There was no royalty expense incurred during the three months ended December 31, 2018 and 2017.

7.	Share Capital

Reverse Share Split

On May 4, 2018, the Company effected a share consolidation (reverse split) of the Company's common shares at a ratio of 1-for-7. As a result of the reverse split, every seven shares of the issued and outstanding common shares, without par value, consolidated into one newly-issued outstanding common share, without par value, after fractional rounding. The number of warrants and options were proportionately adjusted by the split ratio and the exercise prices correspondingly increased by the same split ratio. All shares and exercise prices are presented on a post-split basis in these condensed interim consolidated financial statements.

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

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance - September 30, 2017	180,805	$31.50

Granted	5,665,528	2.68
Granted pre-funded warrants	687,076	.01
Exercised	(1,752,373)	2.65
Exercised pre-funded warrants	(687,076)	.01

Balance - September 30, 2018	4,093,960	$3.96

Expired	(2,044,152)	2.65

Balance - December 31, 2018	2,049,808	$5.27

The weighted average contractual life remaining on the outstanding warrants at December 31, 2018 is 51 months.

The following table summarizes information about the warrants outstanding at December 31, 2018:

Exercise Price	Number of Warrants	Expiry Date

$31.50	180,805	January 2022
2.65	1,645,175	May 2023
3.31	223,828	May 2023

	2,049,808

Share Options

The Company adopted an incentive compensation plan in 2017 (the Incentive Plan), which amended and restated the 2013 fixed share option plan and is administered by the Board of Directors. Options, restricted shares and restricted share units are eligible for grants under the Incentive Plan. The number of shares available for issuance under the Incentive Plan is 228,143, including shares available for the exercise of outstanding options under the 2013 fixed share option plan. No restricted shares or restricted share units have been granted as of December 31, 2018.

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

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Options have been granted under the Incentive Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options	Weighted Average Exercise Price

Balance - September 30, 2017	58,711	$40.18

Granted	29,426	5.88
Expired	(2,266)	84.87
Expired	(15,373)	42.07	CDN $

Balance - September 30, 2018	70,498	$25.42

Expired	(2,203)	11.44
Expired	(1,786)	117.19	CDN $

Balance – December 31, 2018	66,509	$23.60

The weighted average contractual life remaining on the outstanding options is 47 months.

The following table summarizes information about the options under the Incentive Plan outstanding and exercisable at December 31, 2018:

Number of Options	Exercisable at December 31, 2018	Range of exercise prices	Expiry Dates
13,479	13,479	CDN$15.00 - 35.00	Apr 2019-Dec 2019
37,985	17,534	$5.00 - 20.00	Sep 2023-Mar 2025
7,214	7,214	CDN$40.00 - 70.00	May 2020-Jun 2022
1,972	1,972	$50.00 - 60.00	Dec 2022
1,644	1,644	CDN$105.00 - 140.00	Nov 2018-Nov 2021
4,215	4,215	$120.00 - 130.00	Nov 2020
66,509	46,058

As of December 31, 2018, the Company had approximately $44,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 25 months.

There were no options granted or exercised during the three months ended December 31, 2018 and 2017.

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

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

The following table summarizes fair values for those assets and liabilities with fair value measured on a recurring basis.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
December 31, 2018
Assets
Short-term investments in U.S. Treasury Bills	$1,599,067	$-	$-	$1,599,067

September 30, 2018
Assets
Short-term investments in U.S. Treasury Bills	$6,078,031	$-	$-	$6,078,031

9.	Concentrations of Credit Risk

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

The Company had the following concentrations of revenues by customers, each of which accounted for more than 10% of revenues in the applicable period:

	Three Months Ended
	December 31,	December 31,
	2018	2017

Product sales	86% from 3 customers	98% from 3 customers

The Company had the following concentrations of revenues by geographic areas:

	Three Months Ended
	December 31,	December 31,
	2018	2017

North America	81%	27%
Europe	19%	73%

The Company had the following concentrations of accounts receivable from its customers, each of which accounted for more than 10% in the applicable period:

	December 31,	September 30,
	2018	2018

Accounts receivable	82% from 2 customers	87% from 2 customers

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of December 31, 2018 and our audited consolidated financial statements for the year ended September 30, 2018 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 30,2018.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) and, as such, may involve known and unknown risks, uncertainties and assumptions. Forward-looking statements are based upon our current expectations, speak only as of the date hereof, are subject to change and include statements concerning our financial performance, including expectations to incur additional losses and plans to fund the Company. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as those statements containing the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “will,” “would,” “could,” “should,” “might,” “potential,” “continue” or other similar expressions. You should not rely on our forward-looking statements as they are not a guarantee of future performance. There can be no assurance that forward-looking statements will prove to be accurate because the matters they describe are subject to assumptions, known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including the risks described in our Annual Report on Form 10-K for the year ended September 30, 2018 and other reports we file with the Securities and Exchange Commission. Risks and uncertainties include, among others, the availability of funds and resources to pursue our research and development projects, the successful and timely completion of preclinical or clinical studies by third parties in which our products are utilized, our ability to meet the goals of our strategic partnerships, the degree of market acceptance for our products or for other companies’ products in which our products are components, our ability to take advantage of business opportunities in the pharmaceutical industry, changes in our strategy or development plans, our ability to protect our intellectual property, uncertainties related to governmental regulations and regulatory processes, the volatility of our common share price, the effect of competition, the effect of technological changes, reliance on key personnel, our ability to successfully estimate the impact of certain accounting and tax matters, and general changes in economic or business conditions.

Except as required by law, we undertake no obligation to update forward-looking statements.

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of December 31, 2018 and September 30, 2018, and for the three months ended December 31, 2018 and 2017 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We produce clinical grade KLH using Current Good Manufacturing Practices (GMP) and market and sell our KLH products under the brand Stellar KLH. Our customers and partners include multinational biotechnology and pharmaceutical companies, academic institutions, clinical research organizations and research centers. We have multiple agreements to license and supply Stellar KLH and other technology in exchange for fees, revenues or royalties. Our customers manage and fund all product development and regulatory submissions for their respective drug products that utilize our KLH protein. By the time our customers are ready to file marketing applications referencing our products, we will need to upgrade and scale our manufacturing operations to produce KLH suitable for commercial drugs. This will involve, in part, transferring our manufacturing method to a new Stellar-operated location or to a contract manufacturing organization or partner. The timing of such decision will be based on customer demand for Stellar KLH, among other considerations.

Recent Developments

Neostell Joint Venture

In May 2016, we entered into a joint venture agreement with Neovacs S.A, a Paris-based biotechnology company, for the formation of a joint venture company to manufacture and sell conjugated therapeutic vaccines.  In July 2016, Neostell S.A.S., a French simplified stock corporation (Neostell), was formed to carry out the business of the joint venture.  Neostell is expected to produce Neovacs’ product candidates that utilize Stellar KLH as a carrier molecule and may also manufacture and sell other KLH-based immunotherapy products for third-party customers. We hold a 30% equity interest in the joint venture in exchange for an initial capital contribution of €120,000. One-half of the initial contribution, approximately $67,000, was paid in June 2016 with the balance due upon the occurrence of certain defined future events. Pursuant to the joint venture agreement, on December 31, 2018, we notified the other party that we no longer wished to pursue the project and the parties subsequently agreed to proceed with actions to dissolve and liquidate the joint venture company by mutual consent.

Significant Accounting Policies and Estimates

For a discussion of our significant accounting policies and estimates, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the Securities and Exchange Commission (SEC) on November 30, 2018. There are no material changes in our significant accounting policies and estimates from the disclosure provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 except that the Company adopted Accounting Standards Codification (ASC) 606 Revenue Recognition – Revenue from Contracts with Customers on October 1, 2018, as discussed in Note 2 to this quarterly report.

Results of Operations

Comparison of Three Months Ended December 31, 2018 and 2017

Our total revenues increased by $0.03 million to $0.05 million for the three months ended December 31, 2018 compared to $0.02 million for the same period last year primarily due to increased sales of higher value, clinical-grade KLH products. Product sales volumes are subject to variability associated with the rate of development and progression of clinical studies of third-party products that utilize Stellar KLH. The rate of progression toward later stage studies is expected to continue to affect the timing and volume of future product sales.

Our total operating expenses increased by $0.05 million to $1.46 million for the three months ended December 31, 2018 compared to $1.41 million for the same period last year:

•	Our cost of sales increased by $0.03 million to $0.03 million for the three months ended December 31, 2018 compared to less than $0.01 million for the same period last year primarily due to increased product sales.

•	Our cost of aquaculture decreased by $0.02 million to $0.08 million for the three months ended December 31, 2018 compared to $0.10 million for the same period last year primarily due to a decrease in contracted quality testing services.

•	Our research and development expenses decreased by $0.16 million to $0.47 million for the three months ended December 31, 2018 compared to $0.63 million for the same period last year. The decrease was primarily due to a decrease in contracted research services and materials.

•	Our general and administrative expenses increased by $0.20 million to $0.88 million for the three months ended December 31, 2018 compared to $0.68 million for the same period last year primarily due to increased legal and professional fees and public company expenses.

Our total other income (loss) increased by $0.01 million to approximately zero for the three months ended December 31, 2018 compared to an overall loss of $0.01 million for the same period last year primarily due to increased investment income, which was partially offset by an increase is foreign exchange loss due to fluctuations in Canadian exchange rates.

Our net loss for the three months ended December 31, 2018 was $1.41 million, or $0.26 per basic share, compared to a net loss of $1.40 million, or $0.93 per basic share, for the three months ended December 31, 2017.

Capital Expenditures

Our capital expenditures, which primarily consist of scientific, manufacturing, and aquaculture equipment, and facility leasehold improvements were $0.01 million and $0.03 million for the three months ended December 31, 2018 and 2017, respectively. The decrease was due primary to a decrease in construction in progress related to the completion of construction of renovated ocean-front space for aquaculture production and related activities at our facility located at the Port of Hueneme.

Liquidity and Capital Resources

Our operations have historically been funded by the issuance of common shares, exercise of warrants, grant revenues, contract services revenue and product sales. For the three months ended December 31, 2018 and 2017, the Company reported net losses of $1.41 million and $1.40 million, respectively. We plan to finance company operations over the course of the next twelve months with cash and investments on hand and product sales. Management has flexibility to adjust planned expenditures based on a number of factors including the size and timing of capital expenditures, staffing levels, inventory levels, and the status of customer clinical trials. Management also seeks to expand the customer base for existing marketed products, and may seek additional financing through debt and/or equity financings, or strategic arrangements with companies that offer synergistic technologies or additional growth opportunities.

On May 15, 2018, we completed a registered public offering resulting in net proceeds of $4.64 million. On May 29, 2018, we closed an offering with certain holders of our warrants, pursuant to a warrant exercise agreement, resulting in net proceeds of $2.49 million. During May and June 2018, other warrant exercises resulted in net proceeds of $1.64 million.

At December 31, 2018, we had cash, cash equivalents and short-term investments in U.S. Treasury Bills of $8.96 million, working capital of $8.87 million, shareholders’ equity of $9.91 million and an accumulated deficit of $51.84 million.

Geographic Concentrations

We primarily market and distribute our products directly to biotechnology and pharmaceutical companies, academic institutions, clinical research organizations and research centers. Products are shipped to our customers using a common carrier chosen by the customer. The geographic markets of our customers are principally North America, Europe and Asia. We had the following concentrations of revenues by geographic areas:

	Three Months Ended
	December 31,	December 31,
	2018	2017

North America	81%	27%
Europe	19%	73%

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

Our research and development costs were $0.47 million and $0.63 million for the three months ended December 31, 2018 and 2017, respectively. The decrease from the comparable period was primarily due to a decrease in contracted research services and materials.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to financial market risks associated with foreign exchange rates, concentration of credit, and liquidity. In accordance with our policies, we manage our exposure to various market-based risks and, where material, these risks are reviewed and monitored by our Board of Directors. For a discussion of our market risk exposure, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on November 30,2018. There are no material changes in market risk from the disclosure provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of December 31, 2018, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2018.

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

Date: February 5, 2019	STELLAR BIOTECHNOLOGIES, INC.

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