Form 10-Q
period 2019-03-31
Stellar Biotechnologies, Inc.
filed 2019-05-08
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Shares, without par value	SBOT	The Nasdaq Capital Market

As of May 6, 2019 the registrant had 5,330,715 common shares issued and outstanding.

All historical references to common shares, warrants and share options outstanding prior to May 4, 2018 and the related exercise prices in this Form 10-Q have been adjusted to reflect the effect of the one for seven reverse split, effected at the close of market on May 4, 2018.

Stellar Biotechnologies, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2019

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2019	2018

Assets:

Current assets:
Cash and cash equivalents	$7,684,120	$4,225,521
Accounts receivable	40,046	41,246
Short-term investments	-	6,078,031
Inventory	243,972	224,267
Prepaid and other assets	170,792	86,919
Total current assets	8,138,930	10,655,984

Noncurrent assets:

Equity investment in joint venture	-	46,456
Property, plant and equipment, net	996,745	1,062,195
Deposits	15,340	15,340
Total noncurrent assets	1,012,085	1,123,991
Total Assets	$9,151,015	$11,779,975

Liabilities and Shareholders' Equity:

Current liabilities:
Accounts payable and accrued liabilities	$801,407	$493,385
Deferred revenue	80,000	-
Total Current Liabilities	881,407	493,385

Commitments (Note 7)

Shareholders' equity:
Common shares, unlimited common shares authorized, no par value, 5,330,715 issued and outstanding at March 31, 2019 and September 30, 2018	56,652,957	56,652,957
Accumulated share-based compensation	5,109,824	5,064,625
Accumulated deficit	(53,493,173)	(50,430,992)
Total Shareholders' Equity	8,269,608	11,286,590
Total Liabilities and Shareholders' Equity	$9,151,015	$11,779,975

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018

Revenues:
Product sales	$117,755	$64,052	$170,788	$84,539
	117,755	64,052	170,788	84,539

Expenses:
Cost of sales	64,378	65,623	92,371	68,424
Costs of aquaculture	35,408	74,424	113,688	172,474
Research and development	375,734	493,873	846,017	1,124,907
General and administrative	1,325,693	773,989	2,208,491	1,452,470
	1,801,213	1,407,909	3,260,567	2,818,275

Loss from Operations	(1,683,458)	(1,343,857)	(3,089,779)	(2,733,736)

Other Income (Loss)
Foreign exchange gain (loss)	7,645	(16,218)	(19,494)	(34,147)
Investment income	19,336	7,548	47,892	15,410
	26,981	(8,670)	28,398	(18,737)

Loss Before Income Tax	(1,656,477)	(1,352,527)	(3,061,381)	(2,752,473)

Income tax expense	-	-	800	800
Net Loss	$(1,656,477)	$(1,352,527)	$(3,062,181)	$(2,753,273)

Loss per common share:
Basic and diluted	$(0.31)	$(0.90)	$(0.57)	$(1.83)
Weighted average number of common shares outstanding:
Basic and diluted	5,330,715	1,502,870	5,330,715	1,502,870

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2019	2018

Cash Flows Used In Operating Activities:
Net loss	$(3,062,181)	$(2,753,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,159	95,894
Share-based compensation	45,199	94,168
Foreign exchange (gain) loss	19,494	34,147
Loss on sale of subsidiary	18,928	-
Transfer equipment to research and development	32,018	12,419
Change in equity investment in joint venture	46,456	-

Changes in working capital items:
Accounts receivable	1,175	(61,549)
Inventory	(19,705)	(137,250)
Prepaid and other assets	(83,914)	(86,269)
Accounts payable and accrued liabilities	308,122	268,845
Deferred revenue	80,000	-
Net cash used in operating activities	(2,534,249)	(2,532,868)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(67,035)	(205,891)
Proceeds on sale of subsidiary	1,000	-
Purchase of short-term investments	(21,969)	(505,222)
Proceeds on sales and maturities of short-term investments	6,100,000	2,000,000
Net cash provided by investing activities	6,011,996	1,288,887

Effect of exchange rate changes on cash and cash equivalents	(19,148)	(33,960)
Net change in cash and cash equivalents	3,458,599	(1,277,941)
Cash and cash equivalents - beginning of period	4,225,521	4,570,951
Cash and cash equivalents - end of period	$7,684,120	$3,293,010

Cash (demand deposits)	$2,347,734	$2,788,805
Cash equivalents	5,336,386	504,205
Cash and cash equivalents	$7,684,120	$3,293,010

Supplemental cash flow information:
Cash paid during the period for taxes	$800	$800

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.

Condensed Interim Consolidated Statements of Changes in Equity

(Unaudited)

			Accumulated		Total
		Common	Share-Based	Accumulated	Shareholders'
	Shares	Shares	Compensation	Deficit	Equity
Three Months Ended March 31, 2019
Balance - December 31, 2018	5,330,715	$56,652,957	$5,091,664	(51,836,696)	$9,907,925

Share-based compensation	-	-	18,160	-	18,160
Net loss	-	-	-	(1,656,477)	(1,656,477)

Balance - March 31, 2019	5,330,715	$56,652,957	$5,109,824	(53,493,173)	$8,269,608

Six Months Ended March 31, 2019
Balance - September 30, 2018	5,330,715	$56,652,957	$5,064,625	(50,430,992)	$11,286,590

Share-based compensation	-	-	45,199	-	45,199
Net loss	-	-	-	(3,062,181)	(3,062,181)

Balance - March 31, 2019	5,330,715	$56,652,957	$5,109,824	(53,493,173)	$8,269,608

			Accumulated		Total
		Common	Share-Based	Accumulated	Shareholders'
	Shares	Shares	Compensation	Deficit	Equity

Three Months Ended March 31,2018
Balance - December 31, 2017	1,502,870	$48,351,701	$4,460,106	(46,792,789)	$6,019,018

Share-based compensation	-	-	73,462	-	73,462
Net loss	-	-	-	(1,352,527)	(1,352,527)

Balance - March 31,2018	1,502,870	$48,351,701	$4,533,568	(48,145,316)	$4,739,953

Six Months Ended March 31, 2018
Balance - September 30, 2017	1,502,870	$48,351,701	$4,439,400	(45,392,043)	$7,399,058

Share-based compensation	-	-	94,168	-	94,168
Net loss	-	-	-	(2,753,273)	(2,753,273)

Balance - March 31, 2018	1,502,870	$48,351,701	$4,533,568	(48,145,316)	$4,739,953

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Operations

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

In April 2010, the Company changed its name from CAG Capital, Inc. to Stellar Biotechnologies, Inc. and completed a reverse merger transaction with Stellar Biotechnologies, Inc., a California corporation, which was founded in September 1999, and remains the Company’s wholly-owned subsidiary and principal operating entity. In January 2017, the California subsidiary and the Company established a wholly-owned Mexican subsidiary under the name BioEstelar, S.A. de C.V. in Ensenada, Baja California to perform aquaculture research and development activities in Mexico. On March 29, 2019, the Company entered into an agreement to sell BioEstelar rather than pursue a more costly wind-down of the subsidiary. The Company’s executive offices are located at 332 E. Scott Street, Port Hueneme, California, 93041, USA, and its registered and records office is 1500 Royal Centre, 1055 West Georgia Street, Vancouver, BC, V6E 4N7, Canada.

On March 7, 2019, the Company entered into a Share Exchange Agreement (the Exchange Agreement) with Edesa Biotech Inc., a privately-held Canadian company focused on the development of innovative therapeutics for dermatological and gastrointestinal indications (Edesa), and its shareholders. Upon the terms and subject to the satisfaction of the conditions described in the Exchange Agreement, including approval of the transaction by Stellar’s shareholders, Stellar will acquire the entire issued share capital of Edesa in exchange for newly-issued Stellar common shares, with Edesa becoming a wholly-owned subsidiary of Stellar (the Exchange). Following the closing of the Exchange, current Stellar shareholders are expected to own approximately 10%, and the current shareholders and option holders of Edesa are expected to own approximately 90%, of the combined company on a fully-diluted basis, subject to a 2% upward or downward adjustment based upon the amount of Stellar's working capital balance on the day before closing.

Liquidity

Company operations have historically been funded by the issuance of common shares, exercise of warrants, grant revenues, contract services revenue and product sales. For the six months ended March 31, 2019 and 2018, the Company reported net losses of $3.1 million and $2.8 million, respectively. As of March 31, 2019, the Company had an accumulated deficit of $53.49 million and working capital of $7.26 million. The Company expects to incur additional losses as it operates its business and pursues additional growth opportunities.

The Company plans to finance company operations over the course of the next twelve months with cash and investments on hand and product sales. Management has flexibility to adjust planned expenditures based on a number of factors including the size and timing of capital expenditures, staffing levels, inventory levels, and the status of customer clinical trials. In light of the proposed share exchange agreement with a third party, management has taken steps to conserve working capital, while maintaining the Company’s core competencies, technology and associated activities. To help fund its operations and meet its obligations, the Company may also seek additional financing through debt and/or equity financings in the future as and when it considers appropriate, subject to market conditions and the availability of favorable terms.

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

The accompanying condensed interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Stellar Biotechnologies, Inc., a California corporation in the U.S. and, prior to March 29, 2019, BioEstelar, S.A. de C.V. a Baja California corporation in Mexico. All significant intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2019. The condensed interim consolidated financial data at September 30, 2018 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed on November 30, 2018 with the SEC.

The preparation of financial statements in conformity with U.S. GAAP for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

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

3.	Investments

Short-term investments consisted of U.S. Treasury Bills at March 31, 2019 and September 30, 2018. U.S. Treasury Bills are carried at amortized cost which approximates fair value and are classified as held-to-maturity investments.

4.	Inventory

Raw materials include inventory of manufacturing supplies. Work in process includes manufacturing supplies, direct and indirect labor, contracted manufacturing and testing, and allocated manufacturing overhead for inventory in process at the end of the period. Finished goods include products that are complete and available for sale. At March 31, 2019 and September 30, 2018, the Company recorded work in process and finished goods inventory only for those products with recent sales levels to evaluate net realizable value.

Inventory consisted of the following:

	March 31,	September 30,
	2019	2018

Raw materials	$51,002	$46,670
Work in process	149,789	83,297
Finished goods	43,181	94,300

	$243,972	$224,267

5.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	March 31,	September 30,
	2019	2018

Aquaculture system	$126,257	$126,257
Laboratory facilities	62,033	62,033
Computer and office equipment	125,859	125,859
Manufacturing and laboratory equipment	990,492	1,042,993
Vehicles	49,347	77,994
Leasehold improvements	347,360	347,360
	1,701,348	1,782,496
Less: accumulated depreciation	(1,179,976)	(1,146,566)

Depreciable assets, net	521,372	635,930
Construction in progress	475,373	426,265

	$996,745	$1,062,195

Depreciation and amortization expense amounted to approximately $80,000 and $96,000 for the six months ended March 31, 2019 and 2018, respectively.

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

6.	Commitments

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

The Company leased undeveloped land in Baja California, Mexico to assess the potential development of an additional aquaculture locale and expansion of production. In February 2018, the lease was transferred to its subsidiary BioEstelar and the Company has no further obligation under the lease after the sale of its subsidiary on March 29, 2019.

Aggregate future minimum lease payments at March 31, 2019 are as follows:

Year Ending September 30, 2019	92,000
Year Ending September 30, 2020	167,000
Year Ending September 30, 2021	6,000

$265,000

Rent expense on these lease agreements amounted to approximately $106,000 and $120,000 for the six months ended March 31, 2019 and 2018, respectively.

Purchase obligations

The Company has commitments totaling approximately $10,000 at March 31, 2019 under signed agreements for leasehold improvements and equipment.

Supply agreements

The Company has commitments under supply agreements with customers for fixed prices per gram of KLH in connection with clinical trials on a non-exclusive basis except within that customer’s field of use. The expiration dates of these supply agreements range from October 2019 to February 2022, and are generally renewable upon written request of the customer.

Joint venture agreement

In May 2016, the Company entered into a joint venture agreement with another party for the formation of a joint venture company to manufacture and sell conjugated therapeutic vaccines. The joint venture is organized as a French simplified corporation. The Company holds a 30% equity interest in the joint venture in exchange for an initial capital contribution of €120,000. One-half of the initial contribution, approximately $67,000, was paid during the year ended September 30, 2016 with the balance due upon the occurrence of certain defined future events. Pursuant to the joint venture agreement, on December 31, 2018, the Company notified the other party that it no longer wished to pursue the project and the parties subsequently agreed to proceed with actions to dissolve and liquidate the joint venture company by mutual consent. Impairment loss of approximately $30,000 is included in general and administrative expenses in the accompanying condensed interim consolidated statements of operations for the six months ended March 31, 2019.

Retirement savings plan 401(k) contributions

The Company sponsors a 401(k) retirement savings plan that requires an annual non-elective safe harbor employer contribution of 3% of eligible employee wages. Contributions to the 401(k) plan were approximately $27,000 and $38,000 for the six months ended March 31, 2019 and 2018, respectively.

Related party commitments

On August 14, 2002, through its California subsidiary, the Company entered into a patent royalty agreement with a director and officer of the Company, whereby he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually. The Company’s current operations utilize this invention. There was no royalty expense incurred during the six months ended March 31, 2019 and 2018.

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

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance - September 30, 2017	180,805	$31.50

Granted	5,665,528	2.68
Granted pre-funded warrants	687,076	.01
Exercised	(1,752,373)	2.65
Exercised pre-funded warrants	(687,076)	.01

Balance - September 30, 2018	4,093,960	$3.96

Expired	(2,044,152)	2.65

Balance - March 31, 2019	2,049,808	$5.27

The weighted average contractual life remaining on the outstanding warrants at March 31, 2019 is 48 months.

The following table summarizes information about the warrants outstanding at March 31, 2019:

Exercise Price	Number of Warrants	Expiry Date

$31.50	180,805	January 2022
2.65	1,645,175	May 2023
3.31	223,828	May 2023

	2,049,808

Share Options

The Company adopted an incentive compensation plan in 2017 (the Incentive Plan), which amended and restated the 2013 fixed share option plan and is administered by the Board of Directors. Options, restricted shares and restricted share units are eligible for grants under the Incentive Plan. The number of shares available for issuance under the Incentive Plan is 228,143, including shares available for the exercise of outstanding options under the 2013 fixed share option plan. No restricted shares or restricted share units have been granted as of March 31, 2019.

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

Stellar Biotechnologies, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Options have been granted under the Incentive Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options	Weighted Average Exercise Price

Balance – September 30, 2017	58,711	$40.18

Granted	29,426	5.88
Expired	(2,266)	84.87
Expired	(15,373)	42.07	CDN $

Balance – September 30, 2018	70,498	$25.42

Granted	2,142	1.25
Expired	(7,927)	30.65
Expired	(7,786)	56.73	CDN $

Balance – March 31, 2019	56,927	$20.97

The weighted average contractual life remaining on the outstanding options is 45 months.

The following table summarizes information about the options under the Incentive Plan outstanding and exercisable at March 31, 2019:

Number of Options	Exercisable at March 31, 2019	Range of exercise prices	Expiry Dates
12,479	12,479	CDN$15.00 - 35.00	Apr 2019-Dec 2019
35,903	26,213	$1.00 - 20.00	Sep 2023-Mar 2026
2,214	2,214	CDN$40.00 - 70.00	May 2020-Jun 2022
1,901	1,901	$50.00 - 60.00	Dec 2022
1,644	1,644	CDN$105.00 - 110.00	Nov 2021
2,786	2,786	$120.00 - 130.00	Nov 2020
56,927	47,237

The estimated fair value of the share options granted during the six months ended March 31, 2019 was determined using a Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended
	March 31,	March 31,
	2019	2018
Risk free interest rate	1.67%	2.13%
Expected life (years)	7.00	7.00
Expected share price volatility	153%	155%
Expected dividend yield	0%	0%

The weighted average fair value of share options granted during the six months ended March 31, 2019 and 2018 was $1.20 and $5.67 respectively.

As of March 31, 2019, the Company had approximately $23,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 22 months.

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

There were no short-term investments outstanding at March 31, 2019.

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

The Company had the following concentrations of revenues by customers, each of which accounted for more than 10% of revenues in the applicable period:

	Six Months Ended
	March 31,	March 31,
	2019	2018

Product sales	80% from 1 customer	72% from 2 customers

The Company had the following concentrations of revenues by geographic areas:

	Six Months Ended
	March 31,	March 31,
	2019	2018

North America	88%	81%
Europe	12%	19%

The Company had the following concentrations of accounts receivable from its customers, each of which accounted for more than 10% in the applicable period:

	March 31,	September 30,
	2019	2018

Accounts receivable	88% from 2 customers	87% from 2 customers

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of March 31, 2019 and our audited consolidated financial statements for the year ended September 30, 2018 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 30, 2018.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) and, as such, may involve known and unknown risks, uncertainties and assumptions. Forward-looking statements are based upon our current expectations, speak only as of the date hereof, are subject to change and include statements concerning our financial performance, including expectations to incur additional losses and plans to fund the Company. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as those statements containing the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “will,” “would,” “could,” “should,” “might,” “potential,” “continue” or other similar expressions. You should not rely on our forward-looking statements as they are not a guarantee of future performance. There can be no assurance that forward-looking statements will prove to be accurate because the matters they describe are subject to assumptions, known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including the risks described in our Annual Report on Form 10-K for the year ended September 30, 2018 and other reports we file with the Securities and Exchange Commission. Risks and uncertainties include, among others, the possibility that we may be unable to obtain shareholder approval required for the issuance of shares in the proposed Exchange, the expected timing and likelihood of completion of the proposed Exchange, the possibility that our working capital decreases prior to the Exchange, and therefore, that our shareholders are subject to decreased ownership in the combined company, the inability to successfully integrate the businesses or the risk that such integration may be more difficult, time-consuming or costly than expected, the occurrence of any event, change or other circumstances that could give rise to the termination of the share exchange agreement, the inability of the parties to meet expectations regarding the accounting and tax treatments of the proposed Exchange, the potential for the proposed Exchange to involve unexpected costs, the risk that the parties may not be able to satisfy the conditions to the proposed Exchange in a timely manner or at all, risks related to disruption of management time from ongoing business operations due to the proposed Exchange, the risk that the expected benefits of the proposed Exchange are not realized, the risk that any announcements relating to the proposed Exchange could have adverse effects on the market price of our common shares, the availability of funds and resources to pursue our research and development projects, the successful and timely completion of preclinical or clinical studies by third parties in which our products are utilized, our ability to meet the goals of our strategic partnerships, the degree of market acceptance for our products or for other companies’ products in which our products are components, our ability to take advantage of business opportunities in the pharmaceutical industry, changes in our strategy or development plans, our ability to protect our intellectual property, uncertainties related to governmental regulations and regulatory processes, the volatility of our common share price, the effect of competition, the effect of technological changes, reliance on key personnel, our ability to successfully estimate the impact of certain accounting and tax matters, and general changes in economic or business conditions. Except as required by law, we undertake no obligation to update forward-looking statements.

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of March 31, 2019 and September 30, 2018, and for the six months ended March 31, 2019 and 2018 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The versatility of the KLH molecule and its use in multiple drug development pipelines provide numerous commercial opportunities for us. The successful commercialization of one or more drug development pipelines, especially in a major indication, could have a significant impact on the industry’s ability to produce sufficient quantities of KLH. The protein is derived only from the Giant Keyhole Limpet, a scarce ocean mollusk that is native to a limited stretch of Pacific Ocean coastline. Due in part to the inherent limitations of utilizing wild sources of KLH, we believe that aquaculture production methods and technologies will be required to provide scalable, fully traceable supplies of KLH.

We market our products under the brand Stellar KLH, including clinical grade KLH produced using Current Good Manufacturing Practices (GMP). Our customers and partners have included multinational biotechnology and pharmaceutical companies, academic institutions, clinical research organizations and research centers. We have multiple agreements to license and supply Stellar KLH and other technology in exchange for fees, revenues or royalties. Our customers manage and fund all product development and regulatory submissions for their respective drug products that utilize our KLH protein. By the time our customers are ready to file marketing applications referencing our products, we will need to upgrade and scale our manufacturing operations to produce KLH suitable for commercial drugs. This will involve, in part, transferring our manufacturing method to a new Stellar-operated location or to a contract manufacturing organization or partner. The timing of such decision will be based on customer demand for Stellar KLH, among other considerations.

Recent Developments

Share Exchange Agreement

On March 7, 2019, we entered into a Share Exchange Agreement (the Exchange Agreement) with Edesa Biotech Inc., a privately-held Canadian company focused on the development of innovative therapeutics for dermatological and gastrointestinal indications with clear unmet medical needs (Edesa), and the shareholders of Edesa. Upon the terms and subject to the satisfaction of the conditions described in the Exchange Agreement, including approval of the transaction by Stellar’s shareholders, Stellar will acquire the entire issued share capital of Edesa in exchange for newly-issued Stellar common shares, with Edesa becoming a wholly-owned subsidiary of Stellar (the Exchange). Following the closing of the Exchange, current Stellar shareholders are expected to own approximately 10%, and the current shareholders and option holders of Edesa are expected to own approximately 90%, of the combined company on a fully-diluted basis, subject to a 2% upward or downward adjustment based upon the amount of Stellar's working capital balance on the day before closing. Following closing of the Exchange, Stellar will change its name to "Edesa Biotech Inc." Considering the focus of the combined company, we intend to develop a new strategic plan for our current operations following closing of the Exchange.

The Exchange Agreement contains customary representations, warranties and covenants made by Stellar and Edesa, including covenants relating to Stellar’s and Edesa’s conduct of their respective businesses between the date of signing the Exchange Agreement and the closing and customary no-solicitation and standstill provisions. Edesa will seek approval from Nasdaq for the combined entity’s continuation of Stellar’s current listing on the Nasdaq Capital Market.

Mexico Subsidiary

On March 29, 2019, Stellar Biotechnologies, Inc. entered into an agreement to sell BioEstelar, S.A. de C.V., a wholly owned subsidiary based in Ensenada, Baja California, Mexico, for a nominal consideration rather than pursue a more costly wind-down of the subsidiary. The loss on disposition of subsidiary of $0.02 million is included in general and administrative expenses in the accompanying condensed interim consolidated financial statements. Since 2017, BioEstelar has managed early-stage aquaculture research and development projects and a site suitability study in Mexico for Stellar. In connection with the sale, BioEstelar intends to cancel its current lease agreements for undeveloped land in Baja California and office space in Ensenada. We disposed of approximately $0.03 million leasehold improvements which is included in research and development expenses in the accompanying condensed interim consolidated financial statements.

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

Results of Operations

Comparison of the Six Months Ended March 31, 2019 and 2018

Our total revenues increased by $0.09 million to $0.17 million for the six months ended March 31, 2019 compared to $0.08 million for the same period last year primarily due to increased sales of higher value, clinical-grade KLH products. Product sales volumes are subject to variability associated with the rate of development and progression of clinical studies of third-party products that utilize Stellar KLH.

Our total operating expenses increased by $0.44 million to $3.26 million for the six months ended March 31, 2019 compared to $2.82 million for the same period last year:

•	Our cost of sales increased by $0.02 million to $0.09 million for the six months ended March 31, 2019 compared to $0.07 million for the same period last year primarily due to increased product sales.

•	Our cost of aquaculture decreased by $0.06 million to $0.11 million for the six months ended March 31, 2019 compared to $0.17 million for the same period last year primarily due to a decrease in contracted quality testing services, and decreased personnel expenses related to our intended shift to optimized habitats and cultivation systems, which require less staffing, and a postponement of equipment and materials purchases in response to the proposed share exchange agreement.

•	Our research and development expenses decreased by $0.27 million to $0.85 million for the six months ended March 31, 2019 compared to $1.12 million for the same period last year. The decrease was primarily due to a decrease in contracted research services and materials.

•	Our general and administrative expenses increased by $0.76 million to $2.21 million for the six months ended March 31, 2019 compared to $1.45 million for the same period last year primarily due to increased legal and professional fees related to the proposed share exchange transaction and public company expenses.

Our total other income (loss) increased by $0.05 million to an overall gain of $0.03 million for the six months ended March 31, 2019 compared to an overall loss of $0.02 million for the same period last year primarily due to increased investment income, and reduced foreign exchange loss due to less funds held in Canadian dollars and fluctuations in Canadian exchange rates.

Our net loss for the six months ended March 31, 2019 was $3.06 million, or $0.57 per basic share, compared to a net loss of $2.75 million, or $1.83 per basic share, for the six months ended March 31, 2018.

Comparison of the Three Months Ended March 31, 2019 and 2018

Our total revenues increased by $0.06 million to $0.12 million for the three months ended March 31, 2019 compared to $0.06 million for the same period last year primarily due to increased sales of higher value, clinical-grade KLH products. Product sales volumes are subject to variability associated with the rate of development and progression of clinical studies of third-party products that utilize Stellar KLH.

Our total operating expenses increased by $0.39 million to $1.80 million for the three months ended March 31, 2019 compared to $1.41 million for the same period last year.

•	While product sales increased, our cost of sales remained relatively unchanged at $0.06 million for the three months ended March 31, 2019 compared to the same period last year primarily due to higher margins on clinical-grade KLH products.

•	Our cost of aquaculture decreased by $0.03 million to $0.04 million for the three months ended March 31, 2019 compared to $0.07 million for the same period last year primarily due to decreased personnel expenses related to our intended shift to optimized habitats and cultivation systems, which require less staffing, and a postponement of equipment and materials purchases in response to the proposed share exchange agreement.

•	Our research and development expenses decreased by $0.11 million to $0.38 million for the three months ended March 31, 2019 compared to $0.49 million for the same period last year primarily due to a decrease in contracted research services and materials and decreased personnel costs.

•	Our general and administrative expenses increased by $0.56 million to $1.33 million for the three months ended March 31, 2019 compared to $0.77 million for the same period last year primarily due to increased legal and professional fees related to the proposed share exchange transaction.

Our total other income (loss) increased by $0.04 million to an overall gain of $0.03 million for the three months ended March 31, 2019 compared to an overall loss of $0.01 million for the same period last year primarily due to increased investment income, and foreign exchange gain due to fluctuations in Canadian exchange rates.

Our net loss for the three months ended March 31, 2019 was $1.66 million, or $0.31 per basic share, compared to a net loss of $1.35 million, or $0.90 per basic share, for the three months ended March 31, 2018.

Capital Expenditures

Our capital expenditures, which primarily consist of scientific, manufacturing, and aquaculture equipment, and facility leasehold improvements were $0.01 million and $0.21 million for the six months ended March 31, 2019 and 2018, respectively. The decrease was due primarily to a decrease in construction in progress related to the completion of construction of renovated ocean-front space for aquaculture production and related activities at our facility located at the Port of Hueneme.

Liquidity and Capital Resources

Our operations have historically been funded by the issuance of common shares, exercise of warrants, grant revenues, contract services revenue and product sales. For the six months ended March 31, 2019 and 2018, the Company reported net losses of $3.06 million and $2.75 million, respectively. We plan to finance company operations over the course of the next twelve months with cash and investments on hand and product sales. Management has flexibility to adjust planned expenditures based on a number of factors including the size and timing of capital expenditures, staffing levels, inventory levels, and the status of customer clinical trials. In light of the proposed share exchange agreement with Edesa Biotech Inc, management has taken steps to conserve working capital, while maintaining our core competencies, technology and associated activities. To help fund its operations and meet its obligations, the Company may also seek additional financing through debt and/or equity financings.

On May 15, 2018, we completed a registered public offering resulting in net proceeds of $4.64 million. On May 29, 2018, we closed an offering with certain holders of our warrants, pursuant to a warrant exercise agreement, resulting in net proceeds of $2.49 million. During May and June 2018, other warrant exercises resulted in net proceeds of $1.64 million.

At March 31, 2019, we had cash, cash equivalents and short-term investments in U.S. Treasury Bills of $7.68 million, working capital of $7.26 million, shareholders’ equity of $8.27 million and an accumulated deficit of $53.49 million.

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

	Six Months Ended
	March 31,	March 31,
	2019	2018

North America	88%	81%
Europe	12%	19%

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

Our research and development costs were $0.85 million and $1.12 million for the six months ended March 31, 2019 and 2018, respectively. The decrease from the comparable period was primarily due to a decrease in contracted research services and materials.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to financial market risks associated with foreign exchange rates, concentration of credit, and liquidity. In accordance with our policies, we manage our exposure to various market-based risks and, where material, these risks are reviewed and monitored by our Board of Directors. For a discussion of our market risk exposure, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on November 30, 2018. There are no material changes in market risk from the disclosure provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of March 31, 2019, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks and uncertainties discussed below supplement the risks and uncertainties previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and in Part II Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018. For a discussion of additional risks related to Edesa’s business and risks related to the combined company if the Exchange is completed, see the Proxy Statement filed with the SEC on April 18, 2019.

Risks Related to the Pending Acquisition of Edesa

The announcement and pendency of the Exchange could have an adverse effect on the market price of our common shares and/or the business, financial condition, results of operations, or business prospects for us and/or Edesa.

The market price of our common shares may decline as a result of the Exchange for a number of reasons including if:

•	investors react negatively to the prospects of the combined company’s business and prospects from the Exchange;

•	the effect of the Exchange on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•	the combined company does not achieve the perceived benefits of the Exchange as rapidly or to the extent anticipated by financial or industry analysts.

The announcement and pendency of the Exchange could also disrupt Edesa’s and/or our businesses. For example, Edesa and our management may need to focus additional attention on the completion of the Exchange and related matters, thereby diverting their attention from the day-to-day business operations of their respective companies. Should these disruptions occur, any of these matters could adversely affect our common share price or harm the financial condition, results of operations, or business prospects of Edesa and/or us.

The Exchange may be completed even though material adverse changes may result from the announcement of the Exchange, industry-wide changes and other causes.

Although we and Edesa have certain termination rights, there could be material adverse changes that affect either or both of us or Edesa that do not give rise to a termination right. In particular, certain matters which affect the wider industry or markets and certain matters which are not within the control of the companies may give rise to material adverse changes but may not give rise to a termination right.

If adverse changes occur and we and Edesa still complete the Exchange, the combined company share price may suffer. This in turn may reduce the value of the Exchange to our shareholders, Edesa’s or both.

Our shareholders will experience immediate and substantial dilution upon the completion of the Exchange.

If the Exchange is completed, our current shareholders are expected to own approximately 10%, and the Edesa shareholders and option holders are expected to own approximately 90% of the combined company on a fully-diluted basis, subject to a 2% upward or downward adjustment based upon the amount of our working capital balance calculated on the day before the completion of the Exchange. As a result, our current shareholders’ ownership will be substantially diluted if the Exchange is completed.

Our and Edesa’s shareholders may not realize a benefit from the Exchange commensurate with the ownership dilution they will experience in connection with the Exchange.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Exchange, our and Edesa’s shareholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Exchange. Significant management attention and resources will be required to integrate the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and share price following the Exchange. Even if the combined company were able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, innovation and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period of time.

Prior to the completion of the Exchange, we may not be able to enter into a business combination with another party at a more favorable price because of restrictions in the Exchange Agreement, which may discourage third parties from making alternative takeover proposals.

Both we and Edesa are prohibited by the terms of the Exchange Agreement from directly or indirectly soliciting, initiating, encouraging or facilitating the making, submission or announcement of third party acquisition proposals or inquiries or taking any action that would reasonably be expected to lead to an acquisition proposal or acquisition inquiry.  However, before obtaining shareholder approval of the issuance of our common shares in the Exchange, we may provide information in response to an acquisition proposal if our Board of Directors concludes in good faith, after consultation with its outside legal counsel and financial advisors, that the failure to take such action is reasonably likely to be inconsistent with the fiduciary duties of our Board of Directors to our shareholders under applicable legal requirements.

Failure to complete the Exchange may result in us paying a termination fee or reimbursing fees and expenses incurred by Edesa and the Edesa shareholders and could harm our common share price and our future business and operations.

If the Exchange is not completed, we are subject to the following risks:

•	if the Exchange Agreement is terminated under certain circumstances, we will be required to pay Edesa a termination fee of $1.0 million;

•	if the Exchange Agreement is terminated under certain circumstances, we will be required to reimburse certain transaction fees and expenses incurred by Edesa and the Edesa shareholders;

•	the price of our common shares may decline and remain volatile; and

•	substantial costs related to the Exchange, such as legal and accounting fees (which we estimate will total approximately $925,000), must be paid even if the Exchange is not completed.

In addition, if the Exchange Agreement is terminated, our Board of Directors may elect to, among other things, attempt to complete another business combination transaction like the Exchange, attempt to sell or otherwise dispose of our various assets, or continue to operate our business, any of which involves significant risks and uncertainties.

Because the lack of a public market for Edesa shares makes it difficult to evaluate the fairness of the exchange ratio, we may pay more than the fair market value of the Edesa shares.

The outstanding share capital of Edesa is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of the Edesa shares. Because the percentage of our equity to be issued to Edesa shareholders was determined based on negotiations between the parties, it is possible that we may pay more than the aggregate fair market value for the Edesa shares.

If the conditions to the Exchange are not met or waived, the Exchange will not occur.

Specified conditions must be satisfied or waived to complete the Exchange, including approval by our shareholders of the issuance of our common shares to the Edesa shareholders in the Exchange and approval by Nasdaq of the listing of the common shares of the combined company. Neither we nor Edesa can assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Exchange will not occur or will be delayed, and we and Edesa each may lose some or all of the intended benefits of the Exchange. In the event that the Exchange is not completed, we may be subject to many risks, including the fees and the costs related to the Exchange, such as legal, accounting and advisory fees, which must be paid even if the Exchange is not completed.

If there is substantial fluctuation in our working capital, the base exchange ratio could fluctuate.

Pursuant to the Exchange Agreement, the base exchange ratio is subject to adjustment in the event that our working capital is more than $3 million or less than $2 million, as calculated on the day before the Exchange. Any adjustment to the base exchange ratio could affect the proportional ownership of our common shares following the Exchange.

The combined company may become involved in securities class action litigation that could divert management’s attention and harm the combined company’s business and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action or shareholder derivative litigation often follows certain significant business transactions, such as the sale of a business division or announcement of a merger. The combined company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the combined company’s business.

A reverse share split may not increase the combined company’s share price over the long-term.

We may effect a reverse share split of our common shares in a ratio to be determined prior to the completion of the Exchange. Under Canadian law, prior shareholder approval of the reverse share split would not be required. The terms of any reverse share split have not yet been determined. The principal purpose of any reverse share split is to increase the per-share market price of our common shares in order to obtain listing of the combined company’s shares following the completion of the Exchange. It cannot be assured, however, that any reverse share split will accomplish this objective for any meaningful period of time. While it is expected that a reduction in the number of our outstanding common shares will proportionally increase the market price of our common shares, it cannot be assured that any reverse share split will increase the market price of our common shares by a multiple of the proposed reverse share split ratio, or result in any permanent or sustained increase in the market price of our common shares, which is dependent upon many factors, including the combined company’s business and financial performance, general market conditions, and prospects for future success. Thus, while the share price of the combined company might meet the continued listing requirements for The Nasdaq Capital Market initially, it cannot be assured that it will continue to do so.

Should the market price of the combined company’s common share decline after any reverse share split, the percentage decline may be greater, due to the smaller number of shares outstanding, than it would have been prior to any reverse share split. A reverse share split may be viewed negatively by the market and, consequently, can lead to a decrease in the combined company’s overall market capitalization.

The liquidity of our common shares could also be adversely affected by the reduced number of shares outstanding after a reverse share split. The reduction in the number of outstanding shares may lead to reduced trading and a smaller number of market makers for our common shares.

We may not be able to complete the Exchange and may elect to pursue another business combination transaction similar to the Exchange, which may not occur on commercially reasonably terms or at all.

We cannot assure you that we will complete the Exchange in a timely manner or at all. The Exchange Agreement is subject to many closing conditions and termination rights. If we do not close the Exchange, our Board of Directors may elect to attempt to complete another business combination transaction similar to the Exchange. Attempting to complete another business combination transaction similar to the Exchange will be costly and time consuming, and we cannot make any assurances that a future business combination transaction will occur on commercially reasonable terms or at all. Even if we do complete the Exchange, the Exchange ultimately may not deliver the anticipated benefits or enhance shareholder value.

If we do not successfully complete the Exchange, we will require substantial additional funding and may need to curtail operations if we have insufficient capital.

We had cash and cash equivalents of approximately $7.7 million at March 31, 2019.

We currently believe that our available cash, cash equivalents and marketable securities and interest income will be sufficient to fund our anticipated levels of operations for the next 12 months. However, if we do not successfully complete the Exchange and increase our level of operations, we will require additional funding and such funding may be substantial. As such, our future capital requirements will depend on many factors, including:

•	our ability to complete the Exchange;

•	the timing and nature of any future strategic transactions that we undertake, including, but not limited to licensing a product candidate or potential partnerships;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments; and

•	the cost incurred in responding to disruptive actions by activist shareholders.

Having an insufficient level of capital may require us to significantly curtail our operations, which could have a negative impact on our financial condition and our ability to successfully pursue our business strategy.

If the Exchange is not completed, our common share price may continue to be volatile.

Our market price is subject to significant fluctuations. During the six-month period ended March 7, 2019, the trading day before the Exchange was announced, the per share closing price of our common shares on The Nasdaq Capital Market ranged from a high of $1.43 in September 2018 to a low of $0.84 in December 2018. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. The volatility of the market price of our common shares can be exacerbated by low trading volume.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common shares. In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted class action securities litigation. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

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

Date: May 8, 2019	STELLAR BIOTECHNOLOGIES, INC.

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

