Form 10-Q
period 2019-06-30
Edesa Biotech, Inc.
filed 2019-08-14
CIK 1540159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-37619

EDESA BIOTECH, INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Spy Court
Markham, Ontario, Canada	L3R 5H6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (905) 475-1234

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Shares, without par value	EDSA	The Nasdaq Capital Market

As of August 14, 2019 the registrant had 7,504,468 common shares issued and outstanding.

All historical references to common shares, warrants and share options outstanding prior to June 7, 2019 and the related exercise prices in this Form 10-Q have been adjusted to reflect the effect of the 1 for 6 reverse split, effected at the close of market on June 7, 2019.

Edesa Biotech, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2019

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2019	2018

Assets:

Current assets:
Cash and cash equivalents	$6,363,096	$3,367,098
Accounts and other receivable	345,014	7,339
Inventory	77,913	-
Prepaid expenses and deposits	337,668	16,487

Total current assets	7,123,691	3,390,924

Property and equipment, net	88,589	7,386
Other assets	15,340	-

Total assets	$7,227,620	$3,398,310

Liabilities and shareholders' equity:

Current liabilities:
Accounts payable and accrued liabilities	$1,015,004	$183,820

Total current liabilities	1,015,004	183,820

Commitments (Note 5)

Shareholders' equity:
Capital shares
Authorized unlimited common and preferred shares
Without par value issued and outstanding
7,504,468 common shares (2018 - 3,239,902)	12,005,051	1,111,253
No Class A preferred shares (2018 - 1,007,143)	-	6,064,013
Additional paid-in capital	317,560	230,792
Accumulated other comprehensive loss	(329,277)	(429,973)
Accumulated deficit	(5,780,718)	(3,761,595)

Total shareholders' equity	6,212,616	3,214,490

Total liabilities and shareholders' equity	$7,227,620	$3,398,310

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenues:
Product sales and services	$500	$-	$500	$-
	500	-	500	-

Expenses:
Research and development	502,927	298,223	614,629	578,268
General and administrative	817,927	123,770	1,246,999	275,020
	1,320,854	421,993	1,861,628	853,288

Loss from operations	(1,320,354)	(421,993)	(1,861,128)	(853,288)

Other Income (Loss):
Interest income	15,565	16,337	31,485	32,995
Foreign exchange gain (loss)	8,610	(6,184)	4,634	(6,803)
Gain on disposition of property and equipment	2,172	-	2,172	-
	26,347	10,153	38,291	26,192

Net loss	(1,294,007)	(411,840)	(1,822,837)	(827,096)

Exchange differences on translation	27,443	19,518	100,696	(362,747)

Net loss and comprehensive loss	$(1,266,564)	$(392,322)	$(1,722,141)	$(1,189,843)

Weighted average number of common shares	4,317,759	3,239,902	3,781,808	3,239,902

Loss per share - basic and diluted	$(0.30)	$(0.13)	$(0.48)	$(0.26)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities:
Net loss	$(1,822,837)	$(827,096)
Adjustments for:
Depreciation	2,099	811
Gain on disposition of property and equipment	(2,172)	-
Share-based compensation	24,866	46,680
Change in working capital items:
Accounts and other receivable	(116,991)	3,977
Prepaid expenses and other assets	(265,770)	91,863
Accounts payable and accrued liabilities	(1,338,556)	(4,209)

Net cash used in operating activities	(3,519,361)	(687,974)

Cash flows from investing activities:
Cash acquired from reverse acquisition	6,389,322	-
Purchases of property and equipment	(2,267)	(6,869)
Proceeds on sales of property and equipment	18,152	-

Net cash provided by (used in) investing activities	6,405,207	(6,869)

Effect of exchange rate changes on cash and cash equivalents	110,152	(367,520)

Increase (decrease) in cash and cash equivalents during the period	2,995,998	(1,062,363)
Cash and cash equivalents, beginning of period	3,367,098	5,000,122
Cash and cash equivalents, end of period	$6,363,096	$3,937,759

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated
			Class A	Additional	Other		Total
		Common	Preferred	Paid-in	Comprehensive	Accumulated	Shareholders'
Three Months Ended June 30, 2019	Shares #	Shares	Shares	Capital	Loss	Deficit	Equity
Balance - March 31, 2019	3,239,902	$1,111,253	$6,176,993	$244,238	$(356,720)	$(4,403,405)	$2,772,359

Preferred return for Class A preferred shares	-	-	83,306	-	-	(83,306)	-
Effect of reverse acquisition	4,264,566	10,893,798	(6,260,299)	61,902	-	-	4,695,401
Share-based compensation	-	-	-	11,420	-	-	11,420
Net loss and comprehensive loss	-	-	-	-	27,443	(1,294,007)	(1,266,564)

Balance - June 30, 2019	7,504,468	$12,005,051	$-	$317,560	$(329,277)	$(5,780,718)	$6,212,616

Six Months Ended June 30, 2019
Balance - December 31, 2018	3,239,902	$1,111,253	$6,064,013	$230,792	$(429,973)	$(3,761,595)	$3,214,490

Preferred return for Class A preferred shares	-	-	196,286	-	-	(196,286)	-
Effect of reverse acquisition	4,264,566	10,893,798	(6,260,299)	61,902	-	-	4,695,401
Share-based compensation	-	-	-	24,866	-	-	24,866
Net loss and comprehensive loss	-	-	-	-	100,696	(1,822,837)	(1,722,141)

Balance - June 30, 2019	7,504,468	$12,005,051	$-	$317,560	$(329,277)	$(5,780,718)	$6,212,616

Three Months Ended June 30, 2018
Balance - March 31, 2018	3,239,902	$1,111,253	$5,724,132	$172,659	$(483,400)	$(2,300,414)	$4,224,230

Preferred return for Class A preferred shares	-	-	108,523	-	-	(108,523)	-
Share-based compensation	-	-	-	23,469	-	-	23,469
Net loss and comprehensive loss	-	-	-	-	19,518	(411,840)	(392,322)

Balance - June 30, 2018	3,239,902	$1,111,253	$5,832,655	$196,128	$(463,882)	$(2,820,777)	$3,855,377

Six Months Ended June 30, 2018
Balance - December 31, 2017	3,239,902	$1,111,253	$5,616,801	$149,448	$(101,135)	$(1,777,827)	$4,998,540

Preferred return for Class A preferred shares	-	-	215,854	-	-	(215,854)	-
Share-based compensation	-	-	-	46,680	-	-	46,680
Net loss and comprehensive loss	-	-	-	-	(362,747)	(827,096)	(1,189,843)

Balance - June 30, 2018	3,239,902	$1,111,253	$5,832,655	$196,128	$(463,882)	$(2,820,777)	$3,855,377

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

1.
Nature of operations

Edesa Biotech, Inc. (the “Company”, “Edesa”, “we”, “us” or “our”) is a biopharmaceutical company focused on the development of innovative therapeutics for dermatological and gastrointestinal indications with clear unmet medical needs. The Company is organized under the laws of British Columbia, Canada and is headquartered in Markham, Ontario.

In June 2019, the Company changed its name from Stellar Biotechnologies, Inc. to Edesa Biotech, Inc. following a reverse acquisition with Edesa Biotech Research, Inc., formerly known as Edesa Biotech Inc., a company organized under the laws of the province of Ontario. At the closing of the transaction, which occurred on June 7, 2019, the Company acquired the entire issued share capital of Edesa Biotech Research, Inc., with Edesa Biotech Research, Inc., becoming a wholly-owned subsidiary of the Company. Also, on June 7, 2019, in connection with and following the completion of the reverse acquisition, the Company effected a 1- for-6 reverse split of its common shares.

The Company’s common shares trade on The Nasdaq Capital Market in the United States under the symbol “EDSA”.

2.
Basis of preparation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2018, which were filed on Form 8-K/A with the SEC on August 14, 2019.

The accompanying condensed interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Edesa Biotech Research, Inc., an Ontario corporation, and Stellar Biotechnologies, Inc., a California corporation in the U.S. All significant intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2019. The condensed interim consolidated financial data at December 31, 2018 is derived from Edesa Biotech Research, Inc.’s audited financial statements for the year ended December 31, 2018. Upon the completion of the reverse acquisition, Edesa Biotech Research, Inc. changed its fiscal year end from December 31 to September 30 to align with the Company’s fiscal year end.

The preparation of the unaudited condensed interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed interim consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

Functional and reporting currencies

The condensed interim consolidated financial statements of the Company are presented in U.S. dollars, unless otherwise stated, which is the Company’s and its wholly-owned subsidiary’s, Stellar Biotechnologies, Inc., functional currency. The functional currency of the Company’s wholly-owned subsidiary, Edesa Biotech Research, Inc., as determined by management, is Canadian dollars.

Future accounting pronouncements

In February 2016, the FASB issued new guidance, ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Additional qualitative and quantitative disclosures are also required by the new guidance. Topic 842 is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company will adopt the new standard on October 1, 2019 and use the effective date as its date of initial application.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company is in the process of determining the impact of the new standard.

3.
Inventory

Inventory includes finished products that are complete and available for sale. At June 30, 2019, the Company recorded finished goods inventory at the lower of cost or market, with market not in excess of net realizable value. At December 31, 2018, the Company did not carry any inventory.

4.
Property and equipment

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2019	2018

Computer equipment	$38,504	$4,828
Furniture and equipment	7,996	5,578
	46,500	10,406
Less: accumulated depreciation	(27,911)	(3,020)

Depreciable assets, net	$18,589	$7,386

Assets not in service	$70,000	$-

Total property and equipment, net	$88,589	$7,386

Assets not in service represent equipment for sale held on consignment by a third party.

Depreciation expense amounted to approximately $2,500 and $1,000 for the six months ended June 30, 2019 and 2018, respectively, and approximately $1,600 and $400 for the three months ended June 30, 2019 and 2018, respectively.

During the three months and six months ended June 30, 2019, the Company disposed of a Company-owned vehicle and recorded gain from disposition of property and equipment of approximately $2,200. No disposition of property and equipment was recorded for the three months and six months ended June 30, 2018.

5.
Commitments

Operating leases

The Company leases facilities used for executive offices from a related company for a six-year term, with options to renew for another two-year term.

The Company leases buildings and facilities used by its California subsidiary under two sublease agreements. In June 2015, the Company exercised its option to extend these sublease agreements for an additional five-year term beginning in October and November 2015. The Company negotiated an option to extend the leases for two additional five-year terms.

The Company leases facilities used for offices and laboratories by its California subsidiary and pays a portion of the common area maintenance. In July 2018, the Company extended this lease for a two-year term, with options to renew for three successive two-year terms.

Aggregate future minimum lease payments at June 30, 2019 are as follows:

Year Ending
September 30, 2019	$66,000
September 30, 2020	245,000
September 30, 2021	86,000
September 30, 2022	81,000
September 30, 2023	20,000

$498,000

Total rent was approximately $54,000 and $40,000 for the six months ended June 30, 2019 and 2018, respectively, and approximately $34,000 and $20,000 for the three months ended June 30, 2019 and 2018, respectively.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Related party commitments

On August 14, 2002, through its California subsidiary, the Company entered into a patent royalty agreement with a director of the Company, whereby he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually. The Company’s current operations utilize this invention.

Other royalty commitments

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party as of June 30, 2019 and December 31, 2018. Payments to the third party are included in the statement of operations and comprehensive loss as research and development expenditures. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.6 million. Upon divestiture of substantially all of the assets of the Company, the Company shall pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product.

In 2016, also through its Ontario subsidiary, the Company entered into an exclusive license agreement with another third party to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. No intangible assets have been recognized under the license agreement as of June 30, 2019 and December 31, 2018. No fees were paid as of June 30, 2019 and December 31, 2018. Under the license agreement, the Company is committed to payments of up to a total of $18.5 million upon meeting certain milestones outlined in the license agreement. The Company also has a commitment to pay a royalty based on net sales of the product in the countries where the Company directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product.

Other commitments

The Company contracted research organizations who perform clinical trials for the Company’s on-going clinical studies and other service providers. Aggregate future contractual payments to those service organizations at June 30, 2019 are as follows:

Year Ending
September 30, 2019	$609,000
September 30, 2020	1,704,000
September 30, 2021	20,000
September 30, 2022	7,000
September 30, 2023	2,000

$2,342,000

6.
Capital shares

Reverse Share Split

On June 7, 2019, the Company effected a reverse split of the Company's common shares at a ratio of 1-for-6. As a result of the reverse split, every six shares of the issued and outstanding common shares, without par value, consolidated into one newly issued outstanding common share, without par value, after fractional rounding. All shares and exercise prices are presented on a post-split basis in these condensed interim consolidated financial statements.

Black-Scholes option valuation model

The Company uses the Black-Scholes option valuation model to determine the fair value of share-based compensation for share options and compensation warrants granted. Option valuation models require the input of highly subjective assumptions including the expected price volatility. The Company has used historical volatility to estimate the volatility of the share price. Changes in the subjective input assumptions can materially affect the fair value estimates, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s warrants and share options.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Warrants

A summary of the Company’s warrants activity is as follows:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Balance – December 31, 2018 and 2017	-	$-

Effect of reverse acquisition	362,430	31.60
Black-Scholes value payout	(265,899)	35.52

Balance – June 30, 2019	96,531	$15.05

The weighted average contractual life remaining on the outstanding warrants at June 30, 2019 is 53 months.

The following table summarizes information about the warrants outstanding at June 30, 2019:

Number of Warrants	Exercise Prices	Expiry Dates
38,433	15.90	May 2023
37,308	19.88	May 2023
20,790	4.81	June 2024
96,531

Share Options

The Company adopted an incentive compensation plan in 2017 (the “Incentive Plan”), which is administered by the Board of Directors. The number of shares remaining available for issuance under the Incentive Plan is 31,293. Option holders under the Edesa Share Option Plan received substitute options under the Incentive Plan upon completion of the reverse acquisition.

The Company's Incentive Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the Incentive Plan, the option term is not to exceed 10 years and the exercise price of each option is determined by the Board of Directors.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Options have been granted under the Incentive Plan allowing the holders to purchase common shares of the Company as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance – December 31, 2017	289,203	$1.65

Granted	25,920	1.65

Balance – December 31, 2018	315,123	$1.65

Effect of reverse acquisition	7,787	124.80
Expired	(1,056)	77.21

Balance – June 30, 2019	321,854	$4.38

The weighted average contractual life remaining on the outstanding options is 97 months.

The following table summarizes information about the options under the Incentive Plan outstanding and exercisable at June 30, 2019:

	Exercisable at	Range of
Number of Options	June 30, 2019	Exercise Prices	Expiry Dates

315,123	225,459	C$2.16	Aug 2027-Dec 2028
24	24	C$4.81	Jun 2021
536	536	C$105.00 - 243.60	Aug 2019-May 2020
304	304	C$373.80 - 638.40	Nov 2021-Jun 2022
5,126	5,126	$7.50 - 93.24	Sep 2023-Mar 2026
276	276	$304.08	Dec 2022
465	465	$768.60	Nov 2020
321,854	232,190

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

No share options were granted during the six months ended June 30, 2019 and 2018. The Company recorded approximately $25,000 and $47,000 of share-based compensation expenses for the six months ended June 30, 2019 and 2018 respectively, and approximately $11,000 and $23,000 for the three months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the Company had approximately $34,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 30 months.

Issued and outstanding common shares:

	Number of
	Common	Common
	Shares (#)	Shares
Balance – December 31, 2018 and 2017	3,239,902	$1,111,253

Effect of reverse acquisition	4,264,566	10,893,798

Balance – June 30, 2019	7,504,468	$12,005,051

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Issued and outstanding preferred shares:

	Class A Preferred	Class A Preferred
	Shares (#)	Shares
Balance – December 31, 2017	1,007,143	$5,616,801

Preferred return on Class A preferred shares	-	447,212

Balance – December 31, 2018	1,007,143	$6,064,013

Preferred return on Class A preferred shares	-	196,286
Conversion upon reverse acquisition	(1,007,143)	(6,260,299)

Balance – June 30, 2019	-	$-

The Class A preferred shares are voting and convertible into common shares at the option of the holder at any time. Upon the occurrence of a liquidation event, as defined in the resolutions of the shareholders dated August 28, 2017, the Class A preferred shares have a liquidation amount preference over the rights of holders of common shares or any class of shares ranking junior to Class A preferred shares. The liquidation amount is equal to the original issue price of each Class A preferred shares plus 8% of the Class A preferred share price of C$7 per share, accruing daily and compounding annually, on each Class A preferred share.

All Class A preferred shares can be converted automatically, without the payment of any additional consideration, into such number of common shares on a 1:1 basis at the election of the holders of not less than 66 2/3% of the then outstanding Class A preferred shares.

All Class A preferred shares can be converted automatically, without the payment of any additional consideration, into such number of common shares:
●
upon the closing of an offering pursuant to a receipted prospectus under the Securities Act (Ontario), as amended, or similar document filed under other applicable securities laws in Canada or the United States, covering the offer and sale of common shares for the account of the Company to the public in which:
o
the common shares are listed on the Toronto Stock Exchange, the New York Stock Exchange or The NASDAQ Global Market or another exchange; and
o
the aggregate net proceeds from such offering to the Company total not less than C$20 million; and
o
the offering is completed at a price per common share which is not less than three times the Class A Original Issue Price, subject to appropriate adjustment for any recapitalization event; or
●
upon a liquidation event where the price per share is at least three times the Class A Original Issue Price of C$7.00

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

The Company has evaluated the convertible preferred shares and the embedded conversion option. The embedded conversion option does not meet the criteria for bifurcation and has therefore been classified to equity under ASC 815.

The Class A preferred shares also contain an 8% preferred return that accrues daily and compounds annually and is payable in shares upon conversion.

Following the completion of the reverse acquisition on June 7, 2019, all the outstanding Class A preferred shares and accumulated accrued preferred return were fully converted to 3,376,112 common shares based on the fair market value upon conversion.

7.
Financial instruments

(a)
Fair values

The Company follows ASC topic 820, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC topic 820 apply to other accounting pronouncements that require or permit fair value measurements. ASC topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date; and establishes a three level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of the hierarchy are defined as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the assets or liabilities, either directly or indirectly for substantially the full term of the financial instrument.

Level 3 inputs are unobservable inputs for assets or liabilities.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

(i)
The Company calculates expected volatility based on historical volatility of the Company’s peer group that is publicly traded for options.

An increase/decrease in the volatility would have resulted in an increase/decrease in the fair value of the options.

The carrying values of cash, other receivable, accounts payable and accrued liabilities approximates their fair values because of the short-term nature of these instruments.

(b)
Interest rate and credit risk

Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in interest rates. The Company does not believe that the results of operations or cash flows would be affected to any significant degree by a significant change in market interest rates, relative to interest rates on cash and cash equivalents due to the short-term nature of these balances.

The Company is also exposed to credit risk at period end from the carrying value of its cash. The Company manages this risk by maintaining bank accounts with U.S. and Canadian Chartered Banks and U.S. Treasury Bills. The Company’s cash is not subject to any external restrictions.

(c)
Foreign exchange risk

The Company’s subsidiary has balances in Canadian dollars that give rise to exposure to foreign exchange (“FX”) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. For each Canadian dollar balance of $1.0 million, a +/- 10% movement in the Canadian currency held by the Company versus the U.S. dollar would affect the Company’s loss and other comprehensive loss by $0.1 million. The Company’s subsidiary had assets of C$3.1 million at June 30, 2019 (December 31, 2018 - C$4.6 million).

(d)
Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. In meeting its liquidity requirements, the Company closely monitors its forecasted cash requirements with expected cash drawdown.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

8.
Segmented information

The Company's operations comprise a single reportable segment engaged in the research and development, manufacturing and commercialization of innovative pharmaceutical products. As the operations comprise a single reportable segment, amounts disclosed in the financial statements for loss for the period, depreciation and total assets also represent segmented amounts.

9.
Loss per share

The Company had securities outstanding which could potentially dilute basic EPS in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would have been anti-dilutive.

10.
Related party transactions

During the periods presented, the Company incurred the following related party transactions:

●
During the six months ended June 30, 2019 and 2018, the Company incurred rent expense of approximately $38,000 and $40,000 from a related company, respectively, and approximately $19,000 and $20,000 for the three months ended June 30, 2019 and 2018, respectively . These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties.

●
No royalty expenses to a director related to products sales by the California subsidiary were incurred during the six months ended June 30, 2019 and 2018. Included in accounts payable and accrued liabilities at June 30, 2019 was royalty payable of approximately $3,000 to that director for products sales by the California subsidiary prior to the completion of the reverse acquisition.

11.
Comparative figures

Certain reclassifications have been made to the prior year’s financial statements to enhance comparability with the current year’s financial statements.

12.
Business Combination

On June 7, 2019, the Edesa Biotech Research, Inc., formerly known as Edesa Biotech Inc., a company organized under the laws of the province of Ontario, Canada (“Edesa”), completed its business combination with Stellar Biotechnologies, Inc. a company organized under the laws of British Columbia, Canada (“Stellar”), in accordance with the terms of the Share Exchange Agreement, dated March 7, 2019 (the “Exchange Agreement”), by and among Stellar, Edesa and the shareholders of Edesa (the “Edesa Shareholders”). At the closing of the transaction (the “Closing”), Stellar acquired the entire issued share capital of Edesa, with Edesa becoming a wholly-owned subsidiary of Stellar (the “Exchange”). The Edesa Shareholders exchanged their shares for 88% of the outstanding shares of Stellar on a fully diluted basis. Edesa is considered the accounting acquirer of Stellar. Edesa entered into the Exchange primarily to provide greater liquidity to its shareholders, broaden its investment base, increase its profile, and facilitate the process of raising capital as the Company contemplates pursuing new growth opportunities including acquisition of new clinical assets.

The June 7, 2019 fair value of consideration transferred is calculated as follows:

Fair value of 888,454 share consideration to be transferred, net of liquidity discount	$4,633,499

Excess fair value of replacement warrants	61,902

Total acquisition date fair value of consideration transferred	$4,695,401

The major classes of assets acquired and liabilities assumed on June 7, 2019 are as follows:

Cash and cash equivalents	$6,389,322
Other current assets	418,837
Non-current assets	42,045
Current liabilities	(2,154,803)

Net assets of Stellar	$4,695,401

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of June 30, 2019 and our audited consolidated financial statements for the year ended December 31, 2018 included in our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on August 14, 2019.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) and, as such, may involve known and unknown risks, uncertainties and assumptions. Forward-looking statements are based upon our current expectations, speak only as of the date hereof, are subject to change and include statements concerning our financial performance, including expectations to incur additional losses and plans to fund the Company. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as those statements containing the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “will,” “would,” “could,” “should,” “might,” “potential,” “continue” or other similar expressions. You should not rely on our forward-looking statements as they are not a guarantee of future performance. There can be no assurance that forward-looking statements will prove to be accurate because the matters they describe are subject to assumptions, known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including the risks described in our Annual Report on Form 10-K for the year ended September 30, 2018, and Part II Item 1A in this Quarterly Report on Form 10-Q and other reports we file with the Securities and Exchange Commission. Risks and uncertainties include, among others, our ability to obtain regulatory approval for or successfully commercialize any of our product candidates, the risk that access to sufficient capital to fund our operations may not be available or may be available on terms that are not commercially favorable to us, the risk that our product candidates may not be effective against the diseases tested in their clinical trials, the risk that we fail to comply with the terms of license agreements with third parties and as a result lose the right to use key intellectual property in our business, our ability to protect our intellectual property and the timing and success of submission, acceptance and approval of regulatory filings. Except as required by law, we undertake no obligation to update forward-looking statements.

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of June 30, 2019 and December 31, 2018, and for the three months and six months ended June 30, 2019 and 2018 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing clinical stage drugs for dermatological and gastrointestinal indications with clear unmet medical needs. Our lead product candidate, EB01, is a novel sPLA2 inhibitor for the topical treatment of chronic allegoric contact dermatitis (ACD). An investigational new drug application for EB01 was accepted by the U.S. Food and Drug Administration in November 2018, and we are planning to conduct a Phase 2B clinical study evaluating EB01.

We also intend to expand the utility of our sPLA2 inhibitor technology, which forms the basis for EB01, across multiple indications. For example, we are planning to evaluate EB02, an sPLA2 inhibitor, in a proof-of-concept study to treat hemorrhoids. In addition, we have licensed technology to treat other indications, and we are in discussions with third parties to expand our portfolio with assets to treat other serious skin and gastrointestinal conditions. As a clinical-stage company, we have not generated revenue from our product candidates to date.

Recent Developments

Completion of Business Combination and Reverse Share Split

On June 7, 2019, we completed a business combination with Edesa Biotech Research, Inc., formerly known as Edesa Biotech Inc., a company organized under the laws of the province of Ontario, in accordance with the terms of the Share Exchange Agreement, dated March 7, 2019, by and among Stellar, Edesa and the shareholders of Edesa. At the closing of the transaction, Stellar acquired the entire issued share capital of Edesa, with Edesa becoming a wholly owned subsidiary of Stellar. Also, on June 7, 2019, in connection with and following the completion of the reverse acquisition, we effected a 1-for-6 reverse split of our common shares and changed our name to “Edesa Biotech, Inc.” Our primary business is now the development of innovative therapeutics for dermatological and gastrointestinal indications with clear unmet medical needs. Over the course of the next 18 months, we intend to sell or wind down the principal assets and operations of Stellar’s legacy business.

Significant Accounting Policies and Estimates

Edesa’s significant accounting policies are described in Note 3 and Note 4 to its audited financial statements for the years ended December 31, 2018 and 2017 are included in Form 8-K/A filed with the Securities and Exchange Commission (SEC) on August 14, 2019. There are no significant changes in those policies for the quarter ended June 30, 2019.

Results of Operations

Comparison of the Six Months Ended June 30, 2019 and 2018

Our total revenues were not material for the six months ended June 30, 2019 and June 30, 2018 as we continued to focus on developing and obtaining regulatory approval for our product candidates.

Our total operating expenses increased by $1.01 million to $1.86 million for the six months ended June 30, 2019 compared to $0.85 million for the same period last year:

●
Our research and development expenses increased by $0.03 million to $0.61 million for the six months ended June 30, 2019 compared to $0.58 million for the same period last year primarily due to an increase in clinical research expenses associated with the Phase 2B clinical study of our EB01 product candidate as well as higher patent fees and personnel expenses.

●
Our general and administrative expenses increased by $0.97 million to $1.25 million for the six months ended June 30, 2019 compared to $0.28 million for the same period last year primarily due to increased legal and professional fees related to the company's reverse acquisition, increased personnel expenses and the initiation of public company expenses, which we did not incur as a privately held company.

Our total other income increased by $0.01 million to $0.04 million for the six months ended June 30, 2019 compared to $0.03 million for the same period last year primarily due to foreign exchange gain due to fluctuations in Canadian exchange rates. Interest income was relatively unchanged.

Our net loss for the six months ended June 30, 2019 was $1.82 million, or $0.48 per basic share, compared to a net loss of $0.83 million, or $0.26 per basic share, for the six months ended June 30, 2018.

Comparison of the Three Months Ended June 30, 2019 and 2018

Our total revenues were not material for the three months ended June 30, 2019 and June 30, 2018 as we continued to focus on developing and obtaining regulatory approval for our product candidates.

Our total operating expenses increased by $0.90 million to $1.32 million for the three months ended June 30, 2019 compared to $0.42 million for the same period last year:

●
Our research and development expenses increased by $0.20 million to $0.50 million for the three months ended June 30, 2019 compared to $0.30 million for the same period last year primarily due to an increase in clinical research expenses associated with the Phase 2B clinical study of our EB01 product candidate as well as higher personnel expenses.

●
Our general and administrative expenses increased by $0.70 million to $0.82 million for the three months ended June 30, 2019 compared to $0.12 million for the same period last year primarily due to increased legal and professional fees related to the company's reverse acquisition, increased personnel expenses and the initiation of public company expenses, which we did not incur as a privately held company.

Our total other income increased by $0.02 million to $0.03 million for the three months ended June 30, 2019 compared to $0.01 million for the same period last year primarily due to foreign exchange gain due to fluctuations in Canadian exchange rates as well as gain on the disposition of property and equipment. Interest income was relatively unchanged.

Our net loss for the three months ended June 30, 2019 was $1.29 million, or $0.30 per basic share, compared to a net loss of $0.41 million, or $0.13 per basic share, for the three months ended June 30, 2018.

Capital Expenditures

Our capital expenditures primarily consist of purchases of computer and office equipment. There were no significant capital expenditures for the three months and six months ended June 30, 2019 and 2018.

Liquidity and Capital Resources

Our operations have historically been funded by the issuance of preferred shares, loans that were converted into common shares and government grants. As a clinical-stage company, we have not generated any revenue from product sales since our inception. As of June 30, 2019, we had an accumulated deficit of $5.78 million and we expect to continue to incur operating losses as we continue our efforts to acquire, develop, seek regulatory approval for and commercialize product candidates and execute on our strategic initiatives. We plan to finance company operations over the course of the next twelve months with cash and investments on hand. Management has flexibility to adjust planned expenditures based on a number of factors including, among other options, the nature and timing of technology acquisitions, staffing levels and the size and scope of our clinical studies. To help fund our operations and meet our obligations, we may also seek additional financing through the sale of equity, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions.

At June 30, 2019, we had cash and cash equivalents of $6.36 million, working capital of $6.11 million and shareholders’ equity of $6.21 million.

Research and Development

Our primary business is now the development of innovative therapeutics for dermatological and gastrointestinal indications with clear unmet medical needs. We focus our resources on research and development activities, including the conduct of clinical studies and product development, and expense such costs as they are incurred. Our research and development expenses have primarily consisted of employee-related expenses, including salaries, benefits, taxes, travel, and share-based compensation expense for personnel in research and development functions; expenses related to process development and production of product candidates paid to contract manufacturing organizations, including the cost of acquiring, developing, and manufacturing research material; costs associated with clinical activities, including expenses for contract research organizations; and clinical trials and activities related to regulatory filings for our productcandidates, including regulatory consultants. Our research and development costs were $0.61 million and $0.58 million for the six months ended June 30, 2019 and 2018, respectively, and $0.50 million and $0.30 million for the three months ended June 30, 2019 and 2018, respectively. The increase was due primarily to an increase in clinical research expenses associated with the Phase 2B clinical study of our EB01 product candidate as well as higher personnel expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K, we are not required to provide quantitative and qualitative disclosures about market risk.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of June 30, 2019, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks and uncertainties discussed below supplement the risks and uncertainties previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and in Part II Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Risks Related to Our Business

We have incurred significant losses since our inception and expect to continue to incur losses and may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. As of June 30, 2019, we have an accumulated deficit of $5.78 million. To date, we have financed operations primarily through issuances of preferred shares, loans that were converted into common shares and government grants. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed the development of any of our drug candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue the development of, and seek marketing approvals for our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

Our ability to generate profits from operations and thereafter to remain profitable depends heavily on, among other things:

●
the scope, number, progress, duration, cost, results and timing of clinical trials and nonclinical studies of our current or future product candidates;

●
our ability to raise sufficient funds to support the development and potential commercialization of our product candidates;

●
the outcomes and timing of regulatory reviews, approvals or other actions;

●
our ability to obtain marketing approval for our product candidates;

●
our ability to establish and maintain licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;

●
the success of any other business, product or technology that we acquire or in which we invest;

●
Our ability to maintain, expand and defend the scope of our intellectual property portfolio;

●
Our ability to manufacture any approved products on commercially reasonable terms;

●
Our ability to establish a sales and marketing organization or suitable third-party alternatives for any approved product; and

●
the number and characteristics of product candidates and programs that we pursue.

We must generate significant revenue to achieve and maintain profitability.

We must generate significant revenue to achieve and maintain profitability. Based on our current plans, we do not expect to generate significant revenue unless and until we or a current or potential future licensee obtains marketing approval for, and commercializes, one or more of our product candidates, which may require several years. Neither Edesa nor a licensee may ever succeed in obtaining marketing approval for, or commercializing our product candidates and, even if marketing approval is obtained, we may never generate revenues that are significant enough to generate profits from operations. Even if we do generate profits from operations, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to generate profits from operations and remain profitable would decrease the value of the company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or continue our operations. A decline in the value of the company could also cause you to lose all or part of your investment.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Edesa Biotech Research, Inc., formerly known as Edesa Biotech Inc., was formed on July 9, 2015. To date, our operations have been limited to organization and staffing, developing and securing our technology, entering into licensing arrangements, raising capital and undertaking preclinical studies and clinical trials of our product candidates. Our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

We have not yet demonstrated our ability to successfully complete development of any product candidate, obtain marketing approval, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Assuming we obtain marketing approval for any of our product candidates, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays and may not be successful in such a transition.

We will need substantial additional funding to finance our operations through regulatory approval of one or more of our product candidates. If the combined company is unable to raise capital when needed, it could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our research and development expenses to increase substantially in the future, particularly as we advance EB01 beyond Phase 2 clinical development for the treatment of ACD. We expect that our research and development expenses will increase even further if we advance any other current or future product candidates into further clinical trials. In addition, if we obtain marketing approval for any of our product candidates that are not then subject to licensing, collaboration or similar arrangements with third parties, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we expect to incur significant costs associated with operating as a public company in the United States. If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce or eliminate research and development programs or future commercialization efforts.

Raising additional capital may cause dilution to our investors, restrict our operations or require us to relinquish rights to our technologies or product candidates

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, licensing, collaboration or similar arrangements, grants and debt financings. We do not have any committed external source of funds. To the extent that the we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends or other distributions.

If we raise additional funds through licensing, collaboration or similar arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research and development programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We depend heavily on the success of our lead product candidate, EB01, which we are developing for the treatment of chronic ACD. If we are unable to obtain regulatory approval or commercialize EB01, or experience significant delays in doing so, our business will be materially harmed.

EB01 is in Phase 2B clinical development. Our ability to generate product revenues, which may not occur for multiple years, if at all, will depend heavily on the successful development and commercialization of EB01 as a treatment for chronic ACD. The success of our product candidates, including EB01, will depend on a number of factors, including the following:

●
Our ability to obtain additional capital from potential future licensing, collaboration or similar arrangements or from any future offering of our debt or equity securities;

●
our ability to identify and enter into potential future licenses or other collaboration arrangements with third parties and the terms of the arrangements;

●
successful completion of clinical development;

●
the ability to provide acceptable evidence demonstrating a product candidates’ safety and efficacy;

●
receipt of marketing approvals from applicable regulatory authorities and similar foreign regulatory authorities;

●
the availability of raw materials to produce our product candidates;

●
obtaining and maintaining commercial manufacturing arrangements with third-party manufacturers or establishing commercial-scale manufacturing capabilities;

●
obtaining and maintaining patent and trade secret protection and regulatory exclusivity;

●
establishing sales, marketing and distribution capabilities;

●
generating commercial sales of the product candidate, if and when approved, whether alone or in collaboration with others;

●
acceptance of the product candidate, if and when approved, by patients, the medical community and third-party payors;

●
effectively competing with other therapies; and

●
maintaining an acceptable safety profile of the product candidate following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize EB01 or any of our other product candidates, which would materially harm our business. Many of these factors are beyond our control. Accordingly, we may never be able to generate revenues through the license or sale of any of our product candidates.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA, Health Canada (HC) or the European Medicines Agency (EMA), or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of EB01 or any other Edesa product candidate.

In connection with obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials. In particular, the small number of subjects and patients in early clinical trials of our product candidates may make the results of these clinical trials less predictive of the outcome of later clinical trials. The design of a clinical trial can determine whether our results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. There is no assurance that we will be able to design and execute a clinical trial to support marketing approval. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

Positive results in pre-clinical studies of a product candidate may not be predictive of similar results in humans during clinical trials, and promising results from early clinical trials of a product candidate may not be replicated in later clinical trials. Interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from completed pre-clinical studies and clinical trials for our product candidates may not be predictive of the results we may obtain in later stage trials or studies. Pre-clinical studies or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional pre-clinical studies or clinical trials, or to discontinue clinical trials altogether. Ultimately, we may be unable to complete the development and commercialization of EB01 or any other Edesa product candidate.

If clinical trials for our product candidates are prolonged or delayed, we may be unable to commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials. A number of events, including any of the following, could delay the completion of our ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

●
conditions imposed by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials;

●
delays in obtaining, or the inability to obtain, required approvals from institutional review boards, or IRBs, or other reviewing entities at clinical sites selected for participation in our clinical trials;

●
insufficient supply or deficient quality of product candidates supply or materials to produce our product candidates or other materials necessary to conduct our clinical trials;

●
delays in obtaining regulatory agreement for the conduct of the clinical trials;

●
lower than anticipated enrollment and retention rate of subjects in clinical trials for a variety of reasons, including size of patient population, nature of trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

●
serious and unexpected drug-related side effects experienced by patients in clinical trials;

●
failure of third-party contractors to meet their contractual obligations in a timely manner;

●
pre-clinical or clinical trials may produce negative or inconclusive results, which may require us or any potential future collaborators to conduct additional pre-clinical or clinical testing or to abandon projects that we expect to be promising;

●
even if pre-clinical or clinical trial results are positive, the FDA or foreign regulatory authorities could nonetheless require unanticipated additional clinical trials;

●
regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

●
product candidates may not have the desired effects; and

●
the lack of adequate funding to continue clinical trials.

Additionally, changes in standard of care or regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Such amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may impact the cost, timing or successful completion of a clinical trial. Such changes may also require us to reassess the viability of the program in question.

We do not know whether our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Delays in clinical trials will result in increased development costs for our product candidates. In addition, if we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our product candidates may be affected and our ability to generate product revenues will be delayed. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

The clinical trial designs, endpoints and outcomes that will be required to obtain marketing approval of a drug to treat chronic ACD or any other indication are uncertain. We may never receive marketing approval for EB01 as a treatment for chronic ACD.

To our knowledge, there are currently no FDA-approved treatment options specifically indicated for chronic ACD. Accordingly, there is not a well-established development path that, with positive outcomes in clinical trials, would be reasonably assured of receiving marketing approval for chronic ACD. In particular, if our Phase 2B clinical trial of EB01 in individuals with chronic ACD is successful, we plan to use the trial to support pivotal clinical trials designed to establish the efficacy of EB01 to support, together with additional long-term safety data, an application for regulatory approval as a treatment for chronic ACD. The FDA or any regulatory authority outside of the United States may determine that the designs or endpoints of any potentially pivotal trial that we conduct, or that the outcome shown on any particular endpoint in any potentially pivotal trial that we conduct, are not sufficient to establish a clinically meaningful benefit for EB01 in the treatment of chronic ACD or otherwise to support approval, even if the primary endpoint or endpoints of the trial is or are met with statistical significance. If this occurs, our business could be materially harmed. Moreover, if the FDA requires us to conduct additional clinical trials beyond the ones that we currently contemplate in order to support regulatory approval in the United States of EB01 for the treatment of chronic ACD, our finances and results from operations will be adversely impacted.

Likewise, if we conduct any future clinical trials designed to support marketing approval of EB02 as a treatment for hemorrhoids or clinical trials designed to support marketing approval of any other of our product candidates, the FDA or any regulatory authority outside of the United States may determine that the designs or endpoints of the trial, or that the outcomes shown on any particular endpoint in the trial, are not sufficient to establish a clinically meaningful benefit or otherwise to support approval, even if the primary endpoint of the trial is met with statistical significance.

Our Phase 2B clinical trial of EB01 in individuals with chronic ACD will not be sufficient to be considered a pivotal trial to support an application for marketing approval of EB01. Even if our Phase 2B study meets our primary endpoints, it is not certain that additional pivotal Phase 3 studies, together with additional long-term safety data will have positive outcomes and or will be sufficient to enable EB01 to gain regulatory approval as a treatment for chronic ACD.

If our Phase 2B clinical trial of EB01 in individuals with chronic ACD meets our primary endpoints, we plan to request an end of Phase 2 meeting with the FDA and regulatory authorities outside the United States to seek guidance on the requirements for a new drug application. We cannot predict the requirements for each of these regulatory agencies and the requirements set forth by the agencies could delay and/or negatively impact our ability to obtain regulatory approval for, and to market and sell a particular product candidate. We expect to be required by the FDA to conduct two Phase 3 pivotal clinicaltrials in patients with chronic ACD to establish the efficacy of EB01 to support, together with additional long-term safety data, an application for regulatory approval of EB01 as a treatment for chronic ACD. The likelihood that the FDA or any regulatory authority outside the United States will concur with our plan is uncertain. The FDA or any other regulatory authority may instead determine that additional clinical and/or non-clinical trials are required to establish the efficacy of EB01 as a treatment for chronic ACD, even if the outcome of our Phase 2B study in individuals is favorable. The risk that the FDA or any other regulatory authority will determine that additional clinical and/or non-clinical trials are required to establish the efficacy of EB01 as a treatment for chronic ACD may be even higher if we select a primary endpoint for our planned pivotal Phase 3 trials in chronic ACD for which there is only limited data generated in our Phase 2 studies. In addition, we intend to enroll in our study individuals with chronic ACD caused by any of a number of different conditions (allergens). This may also increase the risk of the FDA or another regulatory authority determining that additional clinical and/or non-clinical trials are required to establish the efficacy of EB01 as a treatment for chronic ACD. If the FDA or a regulatory authority outside of the United States makes the determination that additional clinical and/or non-clinical trials are required, it would result in a more expensive and potentially longer development program for EB01 than we currently contemplate, which could delay our ability to generate product revenues with EB01, interfere with our ability to enter into any potential licensing or collaboration arrangements with respect to this program, cause the value of the company to decline, and limit our ability to obtain additional financing.

If we experience new or additional delays or difficulties in the enrollment of patients in our clinical trial of EB01 or any other product candidate, our application and or receipt of marketing approvals could be delayed or prevented.

Recruiting patients with moderate to severe chronic ACD may be challenging as there have not been recent clinical studies conducted with this patient population. If we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials of our product candidates including, in particular, our ongoing trial of EB01 and our planned pivotal trials of EB01 as a treatment for ACD, we may not be able to initiate or complete the clinical trials.

Enrollment delays in our ongoing or planned clinical trials may result in increased development costs for our product candidates, which would cause the value of the company to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients in our ongoing or planned clinical trials of EB01, or any other Edesa product candidate, would result in significant delays or may require us to abandon one or more clinical trials altogether.

If the commercial opportunity in chronic ACD is smaller than we anticipate, or if we elect to develop EB01 to treat only a specific subpopulation of patients with chronic ACD, our future revenue from EB01 will be adversely affected and our business will suffer.

It is critical to our ability to grow and become profitable that we successfully identify patients with chronic ACD. Our projections of the number of people who have chronic ACD as well as the subset who have the potential to benefit from treatment with EB01, are based on a variety of sources, including third-party estimates and analyses in the scientific literature, and may prove to be incorrect. Further, new information may emerge that changes our estimate of the prevalence of these diseases or the number of patient candidates for EB01. The effort to identify patients with chronic ACD or our other potential target indications is at an early stage, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for EB01 may be limited or may not be amenable to treatment with EB01, and new patients may become increasingly difficult to identify or access. If the commercial opportunity in chronic ACD is smaller than we anticipate, or if we elect to develop EB01 to treat only a specific subpopulation of patients with chronic ACD, our future financial performance may be adversely impacted.

While we have chosen to test our product candidates in specific clinical indications based in part on our understanding of their mechanisms of action, our understanding may be incorrect or incomplete and, therefore, our product candidates may not be effective against the diseases tested in our clinical trials.

Our rationale for selecting the particular therapeutic indications for each of our product candidates is based in part on our understanding of the mechanism of action of these product candidates. However, our understanding of the product candidate’s mechanism of action may be incomplete or incorrect, or the mechanism may not be clinically relevant to the diseases treated. In such cases, our product candidates may prove to be ineffective in the clinical trials for treating those diseases, and adverse clinical trial results would likely negatively impact our business and results from operations.

A successful sPLA2 drug has not been developed to date and we can provide no assurances that we will be successful or that there will be no adverse side effects.

Our unique lead product candidates are first-in-class, novel, non-steroidal, synthetic anti-inflammatory products that address the need to target sPLA2 in a broad-ranged manner while avoiding any interference with the homeostatic cPLA2 family. To date no drug companies have successfully commercialized an sPLA2 inhibitor and as a result the efficacy and long-term side effects are not known. There is no guarantee that we will successfully develop and/or commercialize an sPLA2 inhibitor and/or that the product candidate will have no adverse side effects.

If serious or unacceptable side effects are identified during the development of EB01 or any of our other product candidates, we may need to abandon or limit our development of that product candidate.

All of our product candidates are in clinical or preclinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have other unexpected, unacceptable characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many investigational products that initially showed promise in clinical or earlier stage testing have later been found to cause side effects or other safety issues that prevented further development. If any of these events occur, our business may be adversely impacted.

Even if EB01 or any future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If EB01 or any future product candidate receives marketing approval, the approved product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If an approved product does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations.

Our ability to negotiate, secure and maintain third-party coverage and reimbursement for our product candidates may be affected by political, economic and regulatory developments in the United States, Canada, the European Union and other jurisdictions. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of EB01 or any of our other future product candidates that receive marketing approval.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell EB01 or any of our other current or future product candidates, we may not be successful in commercializing the applicable product candidate if it receives marketing approval.

We do not have a sales or marketing infrastructure and have no experience as a company in the sale or marketing of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. There are risks involved with establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establishes marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if it cannot retain or reposition our sales and marketing personnel. If we enter into arrangements with third parties to perform sales and marketing services, our product revenues or the profitability of these product revenues to us could be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We face substantial competition, which may result in others discovering, developing or commercializing products to treat our target indications or markets before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.

Competitors may also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining approvals from regulatory authorities and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies that may be complementary to or necessary for our programs.

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are approved for broader indications or patient populations, or are more convenient or less expensive than any products that we develop and commercializes. Our competitors may also obtain marketing approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market.

If approved, our product candidates will compete for a share of the existing market with numerous other products being used to treat ACD.

Even if we are able to commercialize EB01 or any other product candidate that we develop, the product may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted and, in some markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize EB01 or any other product candidate successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administrationauthorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly Canada and the member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by Canada and various E.U. member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

Product liability lawsuits against us could cause it to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sells any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●
reduced resources of our management to pursue our business strategy;

●
decreased demand for any product candidates or products that we may develop;

●
injury to our reputation and significant negative media attention;

●
withdrawal of clinical trial participants;

●
significant costs to defend the related litigation;

●
substantial monetary awards to clinical trial participants or patients;

●
loss of revenue;

●
increased insurance costs; and

●
the inability to commercialize any products that we may develop.

We have separate liability insurance policies that cover each of our ongoing clinical trials, which provide coverage in varying amounts. The amount of insurance that we currently hold may not be adequate to cover all liabilities that it may incur. We will need to increase our insurance coverage when and if we begin conducting more expansive clinical development of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates. As a result, we may forego or delay pursuit of opportunities with other product candidates that later could prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, our business may be negatively impacted.

We will be dependent on third parties for the synthesis, formulation, and manufacturing, including optimization, technology transfers and scaling up of clinical scale quantities of all of our product candidates.

We have no direct experience in synthesizing, formulating and manufacturing any of our product candidates, and currently lack the resources or capability to synthesize, formulate and manufacture any of our product candidates on a clinical or commercial scale. As a result, we will be dependent on third parties for the synthesis, formulation, and manufacturing, including optimization, technology transfers and scaling up of clinical scale quantities of all our product candidates. We believe that this strategy will enable us to direct operational and financial resources to the development of our product candidates rather than diverting resources to establishing manufacturing infrastructure.

Reliance on third-party manufacturers entails risks, to which we would not be subject if we manufactured product candidates or products itself, including:

●
reliance on the third party for regulatory compliance and quality assurance;

●
the possible breach of the manufacturing agreement by the third party because of factors beyond our control;

●
the possible termination or non-renewal of the agreement by the third party, based on their own business priorities, at a time that is costly or inconvenient for us; and

●
drug product supplies not meeting the requisite requirements for clinical trial use.

If we are not able to obtain adequate supplies of our product candidates, it will be more difficult for us to develop our product candidates and compete effectively. Our product candidates and any products that we and/or our potential future collaborators may develop may compete with other product candidates and products for access to manufacturing facilities.

Use of third parties to manufacture our product candidates may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for the production of clinical or commercial supplies of our product candidates. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on third parties for supply of the active pharmaceutical ingredients, or API, in our product candidates. Our strategy is to outsource all manufacturing of our product candidates and products to third parties.

We do not currently have any agreements with third-party manufacturers for the long-term clinical or commercial supply of any of our product candidates. We currently engage a single third-party manufacturer to provide API for EB01. We also currently engage a single third-party vendor to manufacture the final drug product formulation of EB01 that is being used in our clinical trials. We may in the future be unable to scale-up and/or conclude agreements for commercial supply with commercial third-party manufacturers on acceptable terms, or at all.

Even if we are able to establish and maintain arrangements with third-party manufacturers, they may encounter difficulties in achieving volume production, laboratory testing, quality control or quality assurance or suffer shortages of qualified personnel, any of which could result in our inability to manufacture sufficient quantities to meet clinical timelines for a particular product candidate, to obtain marketing approval for the product candidate or to commercialize the product candidate. In addition, third-party manufacturers may not be able to comply with current good manufacturing practice, or GMP, regulations or similar regulatory requirements outside the United States. Ourfailure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

If the third parties that we contract to manufacture product for our non-clinical tests and clinical trials cease to continue to do so for any reason, we likely would experience delays in advancing these clinical trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to it. In addition, if we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive marketing approval on a timely and competitive basis.

We depend on third-party suppliers for key raw materials used in our manufacturing processes, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials could harm our business.

We rely on third-party suppliers for the raw materials required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including limited control over pricing, availability, quality, and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require to satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, can be identified and qualified. Although we believe there are several other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms.Any performance failure on the part of our suppliers could delay the development and commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, or interrupt production of the existing products that are already marketed, which would have a material adverse effect on our business.

We rely on Yissum for the successful development and commercialization of EB01 to treat ACD.

In 2016, we entered into an exclusive license agreement with Yissum Research Development Company of the Hebrew University of Jerusalem to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. We are using the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications, including for the development of EB01 to treat ACD. Concurrently, we also entered into a consulting agreement with an individual associated with Yissum for the development of the product. If we default or fail to perform any of the terms, covenants, provisions or our obligations under the License Agreement, Yissum has the option to terminate the License Agreement, subject to advance notice to cure such default. Any termination of this license agreement would have a materially adverse impact on our business and results from operations.

We rely on third parties to conduct our clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such clinical trials.

We do not independently conduct clinical trials for our product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions, drug distributers, clinical investigators and government agencies, to perform this function. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Our product development costs will increase if we experience delays in testing or obtaining marketing approvals.

Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA and foreign regulatory authorities require us to comply with standards, commonly referred to as Good Clinical Practice, or GCP, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity of data and confidentiality of clinical trial participants are protected.

We may depend on additional collaborations, licenses or similar arrangements with third parties for the development and commercialization of some of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We may in the future enter into other licensing, collaboration or similar arrangements for the development and commercialization of our product candidates for any or all indications and for any or all territories.

Our likely counterparties for any licensing, collaboration or similar arrangement include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of the applicable product candidate. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Any licensing, collaboration or similar arrangement involving our product candidates would pose numerous risks to us, including the following:

●
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;

●
collaborators may deemphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

●
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●
collaborators may independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than our products;

●
a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product relative to other products;

●
collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

●
collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

●
disputes may arise between the collaborator and us as to the ownership of intellectual property arising during the collaboration;

●
We may grant exclusive rights to our collaborators, which would prevent us from collaborating with others;

●
disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

●
collaborations may be terminated and, if terminated, may result in a need to identify and enter into a new licensing, collaboration or similar arrangement or obtain additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

If we are not able to establish additional collaborations, we may have to alter our development and commercialization plans.

Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we would likely need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, it may not be able to further develop our product candidates or bring them to market and generate product revenue.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our licensed technology and products, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our licensed technology and products may be adversely affected.

Our success will partially depend on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. We intend to protect our proprietary position by filing patent applications in the United States, in Europe and in certain additional jurisdictions related to our novel technologies and product candidates that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, if we license technology or product candidates from third parties in the future, these license agreements may not permit us to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering the licensed technology or product candidates. These agreements could also give our licensors the right to enforce the licensed patents without our involvement, or to decide not to enforce the patents at all. Therefore, in these circumstances, these patents and applications may not be prosecuted or enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of any patents issued to us will likely be highly uncertain. Patent applications that we file may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may also diminish the value of patents issued to us, narrow the scope of our patent protection or make enforcement more difficult or uncertain.

We may become involved in lawsuits or other enforcement proceedings to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and potentially unsuccessful.

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file claims, which can be expensive and time consuming to prosecute. Any claims we assert againstperceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property or that our patent and other intellectual property rights are invalid or unenforceable, including for antitrust reasons. As a result, in a patent infringement proceeding, a court or administrative body may decide that a patent of ours is invalid or unenforceable, in whole or in part, or may construe the patent’s claims narrowly and so refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the competitor technology in question. Even if we are successful in a patent infringement action, the unsuccessful party may subsequently raise antitrust issues and bring a follow-on action thereon. Antitrust issues may also provide a bar to settlement or constrain the permissible settlement terms.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, inter partes review, reexamination, reissue or post-grant review proceedings before the USPTO. The risks of being involved in such litigation and office proceedings may also increase as our product candidates approach commercialization, and as our business gains greater visibility operating as a publicly traded company in the United States. Third parties may assert infringement claims against us based on existing or future intellectual property rights and to restrict our freedom to operate. Third parties may also seek injunctive relief against us, whereby they would attempt to prevent us from practicing our technologies altogether pending outcome of any litigation against us. We may not be aware of all such intellectual property rights potentially relating to our product candidates prior to their assertion against us. For example, we have not conducted an in-depth freedom-to-operate search or analysis for EB01 or any of our other product candidates. Any freedom-to-operate search or analysis previously conducted may not have uncovered all relevant patents and pending patent applications, and there may be pending or future patent applications that, if issued, would block us from commercializing EB01 or any of our other product candidates. Thus, we do not know with certainty whether EB01, or any other product candidate or our commercialization thereof, does not and will not infringe any third party’s intellectual property.

If we are found to infringe a third party’s intellectual property rights, to avoid or settle litigation, we could be required to obtain a license to enable us to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors access to the same technologies as are licensed to us, and could require us to make substantial payments. Absent a license, we could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business.

We may be subject to claims by third parties asserting that the company or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies. Although we try to ensure that our employees do not use the proprietary or otherwise confidential information or know-how of others in their work for us, we may be subject to claims that the company or these employees have without authorization used or disclosed intellectual property, including trade secrets or other proprietary or confidential information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

In addition, while we typically requires our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us and agree to cooperate and assist us with securing and defending our intellectual property, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. These assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property litigation could cause us to spend substantial resources and could distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and likely would distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, costs and lost management time, as well as uncertainties resulting from the initiation and continuation of patent litigation or other proceedings, could have a material adverse effect on our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We partially rely on trade secrets and know-how, including unpatented know-how, technology and other proprietary and confidential information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into nondisclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. However, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets or that the agreements we have executed will provide adequate protection. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary or confidential information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets, particularly unpatented know-how, were to be obtained or independently developed by a competitor, our competitive position would be harmed.

Even if we complete the necessary clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required marketing approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with our development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market EB01 or any other Edesa product candidate from regulatory authorities in any jurisdiction.

We have only limited experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates and expects to rely on third-party contract research organizations to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and effectiveness. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that EB01, or any of our other product candidates is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use.

The process of obtaining marketing approvals is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials or other trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

Even if we obtain marketing approval for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.

Even if marketing approval of a product candidate is granted, an approved product and our manufacturer and marketer are subject to ongoing review and extensive regulation, including the possible requirement to implement a risk evaluation and mitigation strategy or to conduct costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. In addition, manufacturers of approved products and those manufacturers’ facilities are required to ensure that quality control and manufacturing procedures conform to cGMP, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMP.

Accordingly, assuming we receive marketing approval for one or more of our product candidates, we and our contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Thus, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Our relationships with customers, healthcare providers and professionals and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidate, including EB01, for which we may obtain marketing approval. Our future arrangements with customers, healthcare providers and professionals, and third-party payors may expose us to broadly applicable federal anti-kickback, federal and state fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidate for which we obtain marketing approval.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Violation of certain of these laws could also result in exclusion, suspension and debarment from government funded healthcare programs. Exclusion, suspension or debarment would significantly impact our ability to commercialize, sell or distribute any product candidate for which we obtain regulatory approval. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, it could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, or the FCPA, and other anti-corruption laws that apply in countries where we do business and may do business in the future. The FCPA and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We are also subject to other laws and regulations governing our international operations, including regulations administered by the government of the United States and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws.

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA and other anti-corruption laws or Trade Control laws, it may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or Trade Control laws by U.S. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of ours clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our product research, development and commercialization efforts could be delayed.

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Dr. Pardeep Nijhawan, our Chief Executive Officer and Secretary, and Michael Brooks, our President, and other principal members of our management and scientific teams. Although we have employment agreements with each of our executive officers, these agreements do not prevent our executives from terminating their employment with the company at any time. The unplanned loss of the services of any of these persons could materially impact the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified personnel, including in the United States and Canada, will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous biotechnology and pharmaceutical companies for similar personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We expect to expand our capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, finance and administration and, potentially, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We are exposed to risks related to currency exchange rates.

We conduct a significant portion of our operations outside of the United States. Because our financial statements are presented in U.S. dollars, changes in currency exchange rates have had and could have in the future a significant effect on our operating results when our operating results are translated into U.S. dollars.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and collaborators, including intentional failures to comply with FDA or Office of Inspector General regulations or similar regulations of comparable non-U.S. regulatory authorities, provide accurate information to the FDA or comparable non-U.S. regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending itself or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

The ownership of our common shares is highly concentrated, which may prevent you and other shareholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our common shares price to decline.

The ownership of our common shares is highly concentrated among insiders and affiliates. Accordingly, these shareholders will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the company’s assets or any other significant corporate transaction. These shareholders may also delay or prevent a change of control of the company, even if such a change of control would benefit the other shareholders of the company. The significant concentration of share ownership may adversely affect the trading price of our common shares due to investors’ perception that conflicts of interest may exist or arise.

We qualify as a foreign private issuer, and as a result, shareholders may receive less information and be afforded less protection under the U.S. federal securities laws.

We qualify as a foreign private issuer within the meaning of rules promulgated under the Securities and Exchange Act of 1934, as amended, (the Exchange Act) because a majority of our common shares are held by non U.S. persons. As a foreign private issuer, we may be exempt from certain Exchange Act rules and requirements that apply to U.S. public companies, including: (i) the requirement to file with the SEC quarterly reports on Form 10-Q and current reports on Form 8-K; (ii) rules regulating the solicitation of proxies in connection with shareholder meetings; (iii) Regulation FD prohibiting selective disclosures of material information; and (iv) rules requiring insiders to disclose stock ownership and trading activities and establishing liability for profits realized from “short-swing” trading transactions (i.e., a purchase and sale, or sale and purchase, of the issuer’s equity securities within less than six months). If in the future we elect to be treated as a foreign private issuer, shareholders will receive less information about the company and trading in our shares by our affiliates, and will be afforded less protection under the U.S. federal securities laws than would be afforded to shareholders of a domestic U.S. company.

Risks Related to the Owning Our Securities

The price of our common shares may continue to be volatile.

Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile, and the market price of our common shares has been subject to significant fluctuations. This volatility can be exacerbated by low trading volume. Some of the factors that may cause the market price of our shares to fluctuate include:

●
sales or potential sales of substantial amounts of our common shares;

●
announcements about us or our competitors, including funding announcements, corporate or business updates, updates on manufacturing of our products, clinical trial results, regulatory approvals or new product introductions;

●
developments concerning our product manufacturers;

●
litigation and other developments relating to our licensed patents or other proprietary rights or those of our competitors;

●
governmental regulation and legislation;

●
change in securities analysts’ estimates of our performance, or failure to meet analysts’ expectations;

●
the terms and timing of any future collaborative, licensing or other arrangements that we may establish;

●
Our ability to raise additional capital to carry through with our development plans and current and future operations;

●
the timing of achievement of, or failure to achieve, our manufacturing, pre-clinical, clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;

●
actions taken by regulatory agencies with respect to our product candidates;

●
uncontemplated problems in the supply of the raw materials used to produce our product candidates;

●
introductions or announcements of technological innovations or new products candidates by us, our potential future collaborators, or our competitors, and the timing of these introductions or announcements;

●
market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

●
we may have limited or very low trading volume that may increase the volatility of the market price of our common shares;

●
actual or anticipated fluctuations in our results of operations;

●
hedging or arbitrage trading activity that may develop regarding our common shares;

●
regional or worldwide recession;

●
sales of large blocks of our common shares;

●
sales of our common shares by our executive officers, directors and significant shareholders;

●
managerial costs and expenses;

●
changes in accounting principles; and

●
the loss of any of our key scientific or management personnel.

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

If we fail to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common shares, the delisting could adversely affect the market liquidity of our common shares and the market price of our common shares could decrease.

Our common shares are listed on The Nasdaq Capital Market. To maintain our listing, we must meet minimum financial, operating and other requirements, including requirements for a minimum amount of capital, a minimum price per share, and active operations. If we are unable to comply with Nasdaq’s listing standards, Nasdaq may determine to delist our common shares from The Nasdaq Capital Market. If our common shares are delisted for any reason, it could reduce the value of our common shares and their liquidity. Delisting could also adversely affect our ability to obtain financing for the continuation of our operations, or to use our common shares in acquisitions. Delisting may also result in the loss of confidence by suppliers, investors and employees.

Raising additional funds by issuing securities may cause dilution to existing shareholders.

Additional financing may not be available to us when we need it, or such financing may not be available on favorable terms. To the extent that we raise additional capital by issuing equity securities, our existing shareholders’ ownership will be diluted and the terms of any new equity securities may have preferences over our common shares.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our share price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot in the future favorably assess the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our share price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As described above under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on June 7, 2019, we completed a business combination with Edesa Biotech Research, Inc., formerly known as Edesa Biotech Inc., in accordance with the terms of the Share Exchange Agreement, dated March 7, 2019, by and among Stellar, Edesa and the shareholders of Edesa. At the closing of the transaction, Stellar acquired the entire issued share capital of Edesa, with Edesa becoming a wholly-owned subsidiary of Stellar.  Also, on June 7, 2019, in connection with and following the completion of the reverse acquisition, we effected a 1-for-6 reverse split of our common shares and changed our name to “Edesa Biotech, Inc.”

At the closing of the transaction, the Edesa shareholders received 6,249,780 of our common shares, no par value, in exchange for the capital shares of Edesa and the holders of unexercised Edesa share options immediately prior to the closing of the transaction were issued replacement share options (“Replacement Options”) to purchase an aggregate of 297,422 of our common shares. On July 26, 2019, pursuant to the post-closing adjustment contemplated by the Share Exchange Agreement, we issued an additional 366,234 of our common shares to the Edesa shareholders and the holders of unexercised Edesa stock options immediately prior to the closing of the transaction were issued 17,701 additional Replacement Options to purchase our common shares.

Our common shares issued in the exchange transaction were issued in a transaction exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”), because the offer and sale of such securities was made to non-U.S. persons (as that term is defined in Regulation S under the Act) in an offshore transaction.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with or incorporated by reference in this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description

2.1
Share Exchange Agreement, dated as of March 7, 2019, by and between Stellar Biotechnologies Inc., Edesa Biotech Inc. and the Edesa Shareholders (included as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 8, 2019, and incorporated herein by reference).

3.1
Certificate of Incorporation of the Company, dated June 12, 2007 (included as Exhibit 1(a) to the Company's Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.2
Certificate of Amendment of the Company, dated April 15, 2008 (included as Exhibit 1(b) to the Company's Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.3
Certificate of Continuation of the Company, dated November 25, 2009 (included as Exhibit 1(c) to the Company's Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.4
Certificate of Change of Name of the Company, dated April 7, 2010 (included as Exhibit 1(f) to the Company's Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.5	Amended and Restated Articles of the Company, dated April 9, 2018 (included as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 11, 2018, and incorporated herein by reference).

3.6	Notice of Articles of the Company, dated April 13, 2018 (include as Exhibit 3.6 to the Company's Annual Report on Form 10-K filed on November 30, 2018, and incorporated herein by reference).

3.7
Certificate of Amendment to the Restated Certificate of Incorporation of the Company, dated June 7, 2019 (included as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 10, 2019, and incorporated herein by reference).

10.1+
Employment Agreement by and between the Company and Kathi Niffenegger, dated June 7, 2019 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 10, 2019, and incorporated herein by reference).

10.2+
Employment Agreement by and between the Company and Pardeep Nijhawan, dated June 14, 2019 (included as Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on June 20, 2019, and incorporated herein by reference).

10.3+
Employment Agreement by and between the Company and Michael Brooks, dated June 14, 2019 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K/A filed on June 20, 2019, and incorporated herein by reference).

10.4+
Form of Indemnification Agreement, by and between the Company and each of its directors and executive officers (included as Exhibit 10.4 to the Company's Current Report on Form 8-K/A filed on June 20, 2019, and incorporated herein by reference).

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

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2019	EDESA BIOTECH, INC.

/s/ Kathi Niffenegger
Kathi Niffenegger
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)