Form 10-Q
period 2019-12-31
Edesa Biotech, Inc.
filed 2020-02-13
CIK 1540159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 13, 2020 the registrant had 8,859,159 common shares issued and outstanding.

All historical references to common shares, warrants and share options outstanding prior to June 7, 2019 and the related exercise prices in this Form 10-Q have been adjusted to reflect the effect of the 1 for 6 reverse split, effected at the close of market on June 7, 2019.

Edesa Biotech, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended December 31, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Balance Sheets
(Unaudited)

	December 31, 2019	September 30, 2019

Assets:

Current assets:
Cash and cash equivalents	$3,827,050	$5,030,583
Accounts and other receivable	109,600	217,101
Short-term investments	499,790	-
Deferred share issuance costs	116,611	-
Prepaid expenses and deposits	274,154	397,022

Total current assets	4,827,205	5,644,706

Property and equipment, net	48,309	73,058
Operating lease right-of-use assets	213,848	-

Total assets	$5,089,362	$5,717,764

Liabilities and shareholders' equity:

Current liabilities:
Accounts payable and accrued liabilities	$637,531	$461,634
Short-term operating lease liabilities	66,631	-

Total current liabilities	704,162	461,634

Non-current liabilities:
Long-term operating lease liabilities	151,514	-

Total liabilities	855,676	461,634

Commitments (Note 6)

Shareholders' equity:
Capital shares
Authorized unlimited common and preferred shares without par value
Issued and outstanding:
7,504,468 Common shares	12,005,051	12,005,051
Common shares subscribed	45,000	-
Additional paid-in capital	336,543	327,768
Accumulated other comprehensive loss	(323,960)	(342,074)
Accumulated deficit	(7,828,948)	(6,734,615)

Total shareholders' equity	4,233,686	5,256,130

Total liabilities and shareholders' equity	$5,089,362	$5,717,764

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Operations
(Unaudited)

	Three-months Ended
	December 31, 2019	December 31, 2018
Revenues:
Product sales and services	$107,800	$-

Expenses:
Cost of sales and services	3,778	-
Research and development	527,998	257,391
General and administrative	681,706	148,350

	1,213,482	405,741

Loss from Operations	(1,105,682)	(405,741)

Other Income (Loss):
Interest income	14,192	16,211
Foreign exchange gain (loss)	(2,043)	24,681

	12,149	40,892

Loss before income taxes	(1,093,533)	(364,849)

Income tax expense	800	-

Net Loss	(1,094,333)	(364,849)

Exchange differences on translation	18,114	17,760

Net Loss and Comprehensive Loss	$(1,076,219)	$(347,089)

Weighted average number of common shares	7,504,468	3,239,902

Loss per common share - basic and diluted	$(0.15)	$(0.11)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Cash Flows
(Unaudited)

	Three-months Ended
	December 31, 2019	December 31, 2018

Cash Flows From Operating Activities:
Net loss	$(1,094,333)	$(364,849)
Adjustments for:
Depreciation	2,403	412
Straight-line operating lease expense	19,439	-
Share-based compensation	8,775	11,434
Change in working capital items:
Accounts and other receivable	108,882	3,109
Deferred share issuance costs	(116,611)	-
Prepaid expenses and deposits	125,874	6,031
Accounts payable and accrued liabilities	175,299	(38,483)
Operating lease liabilities	(19,440)	-

Net cash used in operating activities	(789,712)	(382,346)

Cash Flows From Investing Activities:
Proceeds on sales of property and equipment	22,497	-
Purchase of short-term investments	(499,790)	-

Net cash used in investing activities	(477,293)	-

Cash Flows From Financing Activities:
Proceeds from common shares subscribed	45,000	-

Net cash provided by financing activities	45,000	-

Effect of exchange rate changes on cash and cash equivalents	18,472	19,214

Net change in cash and cash equivalents	(1,203,533)	(363,132)
Cash and cash equivalents, beginning of period	5,030,583	3,730,230

Cash and cash equivalents, end of period	$3,827,050	$3,367,098

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Shares #	Common Shares	Common Shares Subscribed	Class A Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity

Balance - September 30, 2019	7,504,468	$12,005,051	$-	$-	$327,768	$(342,074)	$(6,734,615)	$5,256,130

Common shares subscribed	-	-	45,000	-	-	-	-	45,000
Share-based compensation	-	-	-	-	8,775	-	-	8,775
Net loss and comprehensive loss	-	-	-	-	-	18,114	(1,094,333)	(1,076,219)

Balance - December 31, 2019	7,504,468	$12,005,051	$45,000	$-	$336,543	$(323,960)	$(7,828,948)	$4,233,686

Balance - September 30, 2018	3,239,902	$1,111,253	$-	$5,945,520	$219,358	$(447,733)	$(3,278,253)	$3,550,145

Preferred return for Class A preferred shares	-	-	-	118,493	-	-	(118,493)	-
Share-based compensation	-	-	-	-	11,434	-	-	11,434
Net loss and comprehensive loss	-	-	-	-	-	17,760	(364,849)	(347,089)

Balance - December 31, 2018	3,239,902	$1,111,253	$-	$6,064,013	$230,792	$(429,973)	$(3,761,595)	$3,214,490

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

2. Basis of presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Transition Report on Form 10-KT for the nine-month period ended September 30, 2019, which were filed with the Securities and Exchange Commission (SEC) on December 12, 2019.

The accompanying condensed interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Edesa Biotech Research, Inc., an Ontario corporation, and Stellar Biotechnologies, Inc., a California corporation in the U.S. All intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2020. The condensed interim consolidated financial data at December 31, 2018 is derived from Edesa Biotech Research, Inc.’s audited financial statements for the year ended December 31, 2018. Upon the completion of the reverse acquisition, Edesa Biotech Research, Inc. changed its fiscal year end from December 31 to September 30 to align with the Company’s fiscal year end.

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

Adoption of recent accounting pronouncements

On October 1, 2019, the Company adopted Accounting Standards Codification (ASC) Topic 842 Leases using the modified retrospective transition method, applying the new standard to all leases existing at the date of initial application. In addition, the Company elected the package of practical expedients in transition, which permitted the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs on leases that commenced prior to adoption of the new standard. The Company also elected the ongoing practical expedient not to recognize operating lease right-of-use assets and operating lease liabilities for short-term leases. As a result of adopting the new standard, the Company recognized operating lease right-of-use (“ROU”) assets of approximately $234,000 and operating lease liabilities of approximately $234,000 on the balance sheet for one operating lease with a term longer than 12 months at adoption. There was no impact to opening accumulated deficit. The Company has 3 short-term operating leases that do not follow the ROU model.

3. Short-term investments

Short-term investments consisted of U.S. Treasury Bills at December 31, 2019.

U.S. Treasury Bills are carried at amortized cost which approximates fair value and are classified as held-to-maturity investments.

4. Property and equipment

Property and equipment, net consisted of the following:

	December 31, 2019	September 30, 2019

Computer equipment	$43,058	$42,910
Furniture and equipment	8,031	7,932

	51,089	50,842
Less: accumulated depreciation	(31,693)	(29,194)

Depreciable assets, net	$19,396	$21,648

Assets not in service	28,913	51,410

Total property and equipment, net	$48,309	$73,058

Assets not in service represent equipment for sale held on consignment by a third party.

Depreciation expense amounted to $2,403 and $412 for the three months ended December 31, 2019 and 2018, respectively.

5. Leases

Operating leases

The Company leases facilities used for executive offices from a related company for a six-year term through December 2022, with an option to renew for an additional two-year term. The option period is not included in the operating lease right-of-use assets and liabilities.

The gross amounts of assets and liabilities related to operating leases are as follows:

	Balance Sheet Caption	December 31, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$213,848

Liabilities:
Current:
Operating lease liabilities	Short-term operating lease liabilities	$66,631
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	151,514

Total lease liabilities		$218,145

The components of lease cost are as follows:

	Statements of Operations Caption	Three Months Ended December 31, 2019
Operating lease cost	Operating lease liabilities	$19,439

Lease terms and discount rates are as follows:

December 31, 2019
Remaining lease term (months):	36
Estimated incremental borrowing rate:	6.5%

The approximate future minimum lease payments under the operating leases at December 31, 2019 are as follows:

Year Ending
September 30, 2020	$59,136
September 30, 2021	80,457
September 30, 2022	80,993
September 30, 2023	20,248

Total lease payment	240,834
Less imputed interest	22,689

Present value of lease liabilities	218,145
Less current installments	66,631

Long-term lease liabilities excluding current installments	$151,514

Cash flow information is as follows:

	Statement of Cash Flows Caption	Three Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	Operating lease liabilities	$19,440

The Company also leases facilities through its California subsidiary under three operating leases that expire in June and September 2020. The Company does not intend to exercise options to extend these leases. Future minimum lease payments during the year ending September 30, 2020 are approximately $133,000. Total rent under these leases included in general and administrative expenses was $54,779 for the three months ended December 31, 2019. There was no rent under these leases during the three months ended December 31, 2018 prior to the completion of the reverse acquisition on June 7, 2019.

6. Commitments

Research and other commitments

The Company contracted research organizations who perform clinical trials for the Company’s on-going clinical studies and other service providers. Aggregate future contractual payments to those service organizations at December 31, 2019 are as follows:

Year Ending
September 30, 2020	$2,150,000
September 30, 2021	43,000
September 30, 2022	4,000

$2,197,000

License and royalty commitments

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party as of December 31, 2019 and September 30, 2019. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.6 million. Upon divestiture of substantially all of the assets of the Company, the Company shall pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. No license or royalty payments were made to the third party during the three months ended December 31, 2019 and 2018.

In 2016, also through its Ontario subsidiary, the Company entered into an exclusive license agreement with another third party to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. No intangible assets have been recognized under the license agreement as of December 31, 2019 and September 30, 2019. Under the license agreement, the Company is committed to payments of up to a total of $18.5 million upon meeting certain milestones outlined in the license agreement. The Company also has a commitment to pay a royalty based on net sales of the product in the countries where the Company directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. No license or royalty payments were made to the third party during the three months ended December 31, 2019 and 2018.

Related party commitments

On August 14, 2002, through its California subsidiary, the Company entered into a patent royalty agreement with a director of the Company, whereby he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually.

Retirement savings plan 401(k) contributions

Executive officers and employees of the California subsidiary are eligible to receive the Company’s non-elective safe harbor employer contribution of 3% of eligible compensation under a 401(k) plan to provide retirement benefits. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were $1,556 during the three months ended December 31, 2019. There are no 401(k) contributions during the three months ended December 31, 2018 prior to the completion of the reverse acquisition on June 7, 2019.

7. Capital shares

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

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrants (#)	Weighted Average Exercise Price
Balance – December 31, 2018	-	$-

Effect of reverse acquisition	362,430	31.60
Black-Scholes value payout	(313,516)	33.01

Balance – September 30, 2019 and December 31, 2019	48,914	$11.19

The weighted average contractual life remaining on the outstanding warrants at December 31, 2019 is 46 months.

The following table summarizes information about the warrants outstanding at December 31, 2019:

Number of Warrants (#)	Exercise Prices	Expiry Dates
28,124	$15.90	May 2023
20,790	4.81	June 2024
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

The Company's 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price of each option is determined by the independent members of the Board of Directors.

Options have been granted under the Incentive Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price
Balance – December 31, 2018	315,123	$1.65

Effect of reverse acquisition	7,787	124.80
Expired	(3,265)	125.75

Balance – September 30, 2019	319,645	$3.39

Expired	(119)	80.66

Balance – December 31, 2019	319,526	$3.40

The Company granted share options subsequent to December 31, 2019 as described in Note 12 Subsequent events.

The weighted average contractual life remaining on the outstanding options at December 31, 2019 is 93 months.

The following table summarizes information about the options under the Incentive Plan outstanding and exercisable at December 31, 2019:

Number of Options (#)	Exercisable at December 31, 2019 (#)	Range of Exercise Prices	Expiry Dates

315,123	264,520	C$2.16	Aug 2027-Dec 2028
214	214	C$243.60	May 2020
214	214	C$638.40	Nov 2021
3,499	3,499	$35.28 - 93.24	Sep 2023-Mar 2025
238	238	$304.08	Dec 2022
238	238	$768.60	Nov 2020
319,526	268,923

The fair value of options granted during the three months ended December 31, 2018 was estimated using the Black-Scholes Option Pricing Model using the following assumptions:

Risk free interest rate	1.98%
Expected life (years)	4
Expected share price volatility	79.46%
Expected dividend yield	0%

No share options were granted during the three months ended December 31, 2019.

The Company recorded $8,775 and $11,434 of share-based compensation expenses for the three months ended December 31, 2019 and 2018 respectively.

As of December 31, 2019, the Company had approximately $21,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 24 months.

Issued and outstanding common shares:

	Number of Common Shares (#)	Common Shares
Balance – December 31, 2018	3,239,902	$1,111,253

Conversion of preferred shares upon reverse acquisition	3,376,112	$6,260,299
Share consideration transferred upon reverse acquisition	888,454	4,633,499

Balance – September 30, 2019 and December 31, 2019	7,504,468	$12,005,051

Common shares subscribed:

The Company received proceeds and common share subscription agreements prior to December 31, 2019 related to the registered direct offering of common shares that closed on January 8, 2020 as described in Note 12 Subsequent events.

Common Shares Subscribed
Balance – December 31, 2018 and September 30, 2019	$-

Common shares subscribed	45,000

Balance – December 31, 2019	$45,000

Issued and outstanding preferred shares:

	Class A Preferred Shares (#)	Class A Preferred Shares
Balance – December 31, 2018	1,007,143	$6,064,013

Preferred return on Class A preferred shares	-	196,286
Conversion upon reverse acquisition	(1,007,143)	(6,260,299)

Balance – September 30, 2019 and December 31, 2019	-	$-

Following the completion of the reverse acquisition on June 7, 2019, all the outstanding Class A preferred shares and accumulated accrued preferred return were fully converted to 3,376,112 common shares based on the fair market value upon conversion. Prior to conversion, the Class A preferred shares had the following features.

The Class A preferred shares were voting and convertible into common shares at the option of the holder at any time. Upon the occurrence of a liquidation event, as defined in the resolutions of the shareholders dated August 28, 2017, the Class A preferred shares had a liquidation amount preference over the rights of holders of common shares or any class of shares ranking junior to Class A preferred shares. The Class A preferred shares also contained an 8% preferred return that accrued daily and compounded annually and was payable in shares upon conversion.

The Company evaluated the convertible preferred shares and the embedded conversion option. The embedded conversion option does not meet the criteria for bifurcation and has therefore been classified to equity.

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

(c) Foreign exchange risk

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (“FX”) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At December 31, 2019, the Company and its Canadian subsidiary had assets of C$2.0 million and the U.S. dollar was equal to 1.3017 Canadian dollars. Based on the exposure at December 31, 2019, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $151,000.

(d) Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. In meeting its liquidity requirements, the Company closely monitors its forecasted cash requirements with expected cash drawdown.

9. Segmented information

The Company's operations comprise a single reportable segment engaged in the research and development, manufacturing and commercialization of innovative pharmaceutical products. As the operations comprise a single reportable segment, amounts disclosed in the financial statements for loss for the period, depreciation and total assets also represent segmented amounts.

10. Loss per share

The Company had securities outstanding which could potentially dilute basic EPS in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would have been anti-dilutive.

11. Related party transactions

During the periods presented, the Company incurred the following related party transactions:

●
During the three months ended December 31, 2019 and 2018, the Company incurred rent expense of $19,440 and $19,804 from a related company, respectively. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties.

●
No royalty expenses to a director related to product sales by the California subsidiary were incurred during the three months ended December 31, 2019 and 2018. Included in accounts payable and accrued liabilities at December 31, 2019 was royalty payable of $23,457 to that director for product sales by the California subsidiary during 2019.

12. Subsequent events

Registered direct offering

On January 8, 2020, the Company closed a registered direct offering of 1,354,691 common shares, no par value (the Common Shares) and concurrent private placement of Class A Purchase Warrants to purchase an aggregate of up to 1,016,036 Common Shares and Class B Purchase Warrants to purchase an aggregate of up to 677,358 Common Shares. Gross proceeds were $4.36 million, before deducting placement agent fees and offering expenses of approximately $0.44 million.

The Class A Purchase Warrants will be exercisable on or after July 8, 2020, at an exercise price of $4.80 per share and will expire on July 8, 2023. The Class B Purchase Warrants will be exercisable on or after July 8, 2020, at an exercise price of $4.00 per share and will expire on the November 8, 2020. In connection with the offering, the Company also issued warrants to purchase an aggregate of 12,364 common shares to certain affiliated designees of the placement agent as part of the placement agent’s compensation. The placement agent warrants will be exercisable on or after July 6, 2020, at an exercise price of $3.20 per share, and will expire January 6, 2025.

Share options

On February 12, 2020, the independent directors of the Board of Directors granted a total of 352,365 options to directors, officers and employees of the Company pursuant to the 2019 Equity Incentive Compensation Plan.  The options have a term of 10 years with 33% vesting on the grant date, with a pro rata amount of the balance vesting monthly for the next 36 months and an exercise price equal to the Nasdaq closing price on the grant date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of December 31, 2019 and our audited consolidated financial statements for the nine-month period ended September 30, 2019 included in our Annual Transition Report on Form 10-KT, filed with the Securities and Exchange Commission on December 12, 2019.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Annual Transition Report on Form 10-KT for the nine-month period ended September 30, 2019 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of December 31, 2019 and September 30, 2019, and for the three months ended December 31, 2019 and 2018 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing clinical-stage drugs for dermatological and gastrointestinal indications with clear unmet medical needs. Our lead product candidate, EB01, is an sPLA2 inhibitor for the topical treatment of chronic allergic contact dermatitis (ACD), a common, potentially debilitating condition and occupational illness. Our investigational new drug application for EB01 was accepted by the U.S. Food and Drug Administration FDA in November 2018 and we initiated patient enrollment for a Phase 2B clinical study evaluating EB01 in October 2019.

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

Significant Accounting Policies and Estimates

Edesa’s significant accounting policies are described in Note 3 to our audited consolidated financial statements for the nine-month period ended September 30, 2019 included in our Annual Transition Report on Form 10-KT, filed with the Securities and Exchange Commission on December 12, 2019. There are no significant changes in those policies for the quarter ended December 31, 2019 except that we adopted Accounting Standards Codification (ASC) Topic 842 Leases on October 1, 2019, as discussed in Note 2 to this quarterly report.

Results of Operations

Financial results for any periods ended prior to June 7, 2019 reflect the financials of our subsidiary Edesa Biotech Research, Inc. on a standalone basis.

Comparison of the Three Months Ended December 31, 2019 and 2018

Our total revenues for the three months ended December 31, 2019 were $0.11 million, reflecting sale of product inventory obtained in the reverse acquisition completed in June 2019. There were no revenues for the three months ended December 31, 2018.

Total operating expenses increased by $0.80 million to $1.21 million for the three months ended December 31, 2019 compared to $0.41 million for the same period last year:

●
Our cost of sales and services was less than $0.01 million for the three months ended December 31, 2019, reflecting the sales of product inventory obtained in the reverse acquisition. There were no product sales in the same period last year.

●
Our research and development expenses increased by $0.27 million to $0.53 million for the three months ended December 31, 2019 compared to $0.26 million for the same period last year. The increase was primarily due to increased external research expenses related to the initiation of clinical studies for our EB01 drug product candidate as well as higher personnel expenses.

●
Our general and administrative expenses increased by $0.53 million to $0.68 million for the three months ended December 31, 2019 compared to $0.15 million for the same period last year. The increase was primarily due to increased salaries and related personnel expenses, increased legal and professional fees, and public company expenses.

Total other income decreased by $0.03 million to $0.01 million for the three months ended December 31, 2019 compared to $0.04 million for the same period last year primarily due to fluctuations in Canadian dollar exchange rates. Interest income was relatively unchanged.

Our net loss for the three months ended December 31, 2019 was $1.09 million, or $0.15 per basic share, compared to a net loss of $0.36 million, or $0.11 per basic share, for the three months ended December 31, 2018.

Capital Expenditures

Our capital expenditures primarily consist of purchases of computer and office equipment. There were no significant capital expenditures for the three months ended December 31, 2019 and 2018.

Liquidity and Capital Resources

Our operations have historically been funded through issuances of preferred shares that were converted into common shares, loans that were converted into common shares and government grants. As a clinical-stage company we have not generated significant revenue, and we expect to incur operating losses as we continue our efforts to acquire, develop, seek regulatory approval for and commercialize product candidates and execute on our strategic initiatives. For the three-month periods ended December 31, 2019 and December 31, 2018, we reported net losses of $1.10 million and $0.36 million, respectively.

At December 31, 2019, we had cash and cash equivalents and short-term investments of $4.33 million, working capital of $4.12 million, shareholders’ equity of $4.23 million and an accumulated deficit of $7.83 million. On January 8, 2020, we completed a registered direct offering and concurrent private placement resulting in gross proceeds of $4.36 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.

We plan to finance company operations over the course of the next twelve months with cash and cash equivalents and short-term investments on hand. Management has flexibility to adjust this timeline by a making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations, we may also seek additional financing through the sale of equity, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions.

Research and Development

Our primary business is the development of innovative therapeutics for dermatological and gastrointestinal indications with clear unmet medical needs. We focus our resources on research and development activities, including the conduct of clinical studies and product development, and expense such costs as they are incurred. Our research and development expenses have primarily consisted of employee-related expenses, including salaries, benefits, taxes, travel, and share-based compensation expense for personnel in research and development functions; expenses related to process development and production of product candidates paid to contract manufacturing organizations, including the cost of acquiring, developing, and manufacturing research material; costs associated with clinical activities, including expenses for contract research organizations; and clinical trials and activities related to regulatory filings for our product candidates, including regulatory consultants. Our research and development costs were $0.53 million and $0.26 million for the three months ended December 31, 2019 and 2018, respectively. The increase was due primarily to an increase in clinical research expenses associated with the Phase 2B clinical study of our EB01 product candidate as well as higher personnel expenses.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of December 31, 2019, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Transition Report on Form 10-KT for the year ended September 30, 2019, filed with the Securities and Exchange Commission on December 12, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

  Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

4.1	Form of Class A Purchase Warrant to be issued to investors (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 6, 2020, and incorporated herein by reference).

4.2	Form of Class B Purchase Warrant to be issued to investors (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 6, 2020, and incorporated herein by reference).

4.3
Form of Warrant to be issued to Brookline Capital Markets, a division of Arcadia Securities, LLC (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 6, 2020, and incorporated herein by reference).

10.1
Form of Securities Purchase Agreement between Edesa Biotech, Inc. and certain investors (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2020, and incorporated herein by reference).

10.2
Form of Subscription Agreement between Edesa Biotech, Inc. and certain investors (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 6, 2020, and incorporated herein by reference).

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

*
Furnished herewith. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2020	EDESA BIOTECH, INC.

/s/ Kathi Niffenegger
Kathi Niffenegger
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)