Form 10-Q
period 2020-03-31
Edesa Biotech, Inc.
filed 2020-05-15
CIK 1540159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-37619

EDESA BIOTECH, INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Spy Court
Markham, Ontario, Canada	L3R 5H6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (289) 800-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Shares, without par value	EDSA	The Nasdaq Stock Market LLC

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

As of May 13, 2020 the registrant had 8,859,159 common shares issued and outstanding.

All historical references to common shares, warrants and share options outstanding prior to June 7, 2019 and the related exercise prices in this Form 10-Q have been adjusted to reflect the effect of the 1 for 6 reverse split, effected at the close of market on June 7, 2019.

Edesa Biotech, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Balance Sheets
(Unaudited)

	March 31, 2020	September 30, 2019

Assets:

Current assets:
Cash and cash equivalents	$6,989,930	$5,030,583
Accounts and other receivable	84,091	217,101
Prepaid expenses and deposits	352,001	397,022

Total current assets	7,426,022	5,644,706

Property and equipment, net	25,110	73,058
Operating lease right-of-use assets	181,492	-

Total assets	$7,632,624	$5,717,764

Liabilities and shareholders' equity:

Current liabilities:
Accounts payable and accrued liabilities	$516,242	$461,634
Short-term operating lease liabilities	62,696	-

Total current liabilities	578,938	461,634

Non-current liabilities:
Long-term operating lease liabilities	122,743	-

Total liabilities	701,681	461,634

Commitments (Note 6)

Shareholders' equity:
Capital shares
Authorized unlimited common and preferred shares without par value
Issued and outstanding:
8,859,159 common shares (2019 - 7,504,468)	14,732,674	12,005,051
Additional paid-in capital	1,880,721	327,768
Accumulated other comprehensive loss	(363,868)	(342,074)
Accumulated deficit	(9,318,584)	(6,734,615)

Total shareholders' equity	6,930,943	5,256,130

Total liabilities and shareholders' equity	$7,632,624	$5,717,764

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

Revenues:
Product sales and services	$110,516	$-	$218,316	$-

Expenses:
Cost of sales and services	10,037	-	13,815	-
Research and development	502,814	111,702	1,030,812	369,093
General and administrative	1,113,917	429,076	1,795,623	577,426

	1,626,768	540,778	2,840,250	946,519

Loss from Operations	(1,516,252)	(540,778)	(2,621,934)	(946,519)

Other Income (Loss):
Interest income	18,771	15,920	32,963	32,131
Foreign exchange gain (loss)	7,845	(3,972)	5,802	20,709

	26,616	11,948	38,765	52,840

Loss before income taxes	(1,489,636)	(528,830)	(2,583,169)	(893,679)

Income tax expense	-	-	800	-

Net Loss	(1,489,636)	(528,830)	(2,583,969)	(893,679)

Exchange differences on translation	(39,908)	73,253	(21,794)	91,013

Net Loss and Comprehensive Loss	$(1,529,544)	$(455,577)	$(2,605,763)	$(802,666)

Weighted average number of common shares	8,740,065	3,239,902	8,118,891	3,239,902

Loss per common share - basic and diluted	$(0.17)	$(0.16)	$(0.32)	$(0.28)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31, 2020	March 31, 2019

Cash Flows From Operating Activities:
Net loss	$(2,583,969)	$(893,679)
Adjustments for:
Depreciation	5,054	916
Straight-line operating lease expense	38,571	-
Share-based compensation	388,775	24,880
Change in working capital items:
Accounts and other receivable	127,146	(16,357)
Prepaid expenses and deposits	27,030	(8,720)
Accounts payable and accrued liabilities	75,806	111,732
Operating lease liabilities	(38,572)	-

Net cash used in operating activities	(1,960,159)	(781,228)

Cash Flows From Investing Activities:
Proceeds on sales of property and equipment	43,184	-
Purchase of property and equipment	(825)	(1,504)
Purchase of short-term investments	(500,000)	-
Maturities of short-term investments	500,000	-

Net cash provided by (used in) investing activities	42,359	(1,504)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares and warrants	4,360,500	-
Payments for issuance costs	(468,699)	-

Net cash provided by financing activities	3,891,801	-

Effect of exchange rate changes on cash and cash equivalents	(14,654)	94,643

Net change in cash and cash equivalents	1,959,347	(688,089)
Cash and cash equivalents, beginning of period	5,030,583	3,730,230

Cash and cash equivalents, end of period	$6,989,930	$3,042,141

Supplemental Disclosure of Non-cash Financing Activities:
Fair value of placement agent warrants	18,051	-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Shares #	Common Shares	Common Shares Subscribed	Class A Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Three Months Ended March 31, 2020
Balance - December 31, 2019	7,504,468	$12,005,051	$45,000	$-	$336,543	$(323,960)	$(7,828,948)	$4,233,686

Issuance of common shares and warrants in equity offering	1,354,691	3,070,358	(45,000)	-	1,290,142	-	-	4,315,500
Issuance costs	-	(342,735)	-	-	(125,964)	-	-	(468,699)
Share-based compensation	-	-	-	-	380,000	-	-	380,000
Net loss and comprehensive loss	-	-	-	-	-	(39,908)	(1,489,636)	(1,529,544)

Balance - March 31, 2020	8,859,159	$14,732,674	$-	$-	$1,880,721	$(363,868)	$(9,318,584)	$6,930,943

Three Months Ended March 31, 2019
Balance - December 31, 2018	3,239,902	$1,111,253	$-	$6,064,013	$230,792	$(429,973)	$(3,761,595)	$3,214,490

Preferred return for Class A preferred shares	-	-	-	112,980	-	-	(112,980)	-
Share-based compensation	-	-	-	-	13,446	-	-	13,446
Net loss and comprehensive loss	-	-	-	-	-	73,253	(528,830)	(455,577)

Balance - March 31, 2019	3,239,902	$1,111,253	$-	$6,176,993	$244,238	$(356,720)	$(4,403,405)	$2,772,359

Six Months Ended March 31, 2020
Balance - September 30, 2019	7,504,468	$12,005,051	$-	$-	$327,768	$(342,074)	$(6,734,615)	$5,256,130

Issuance of common shares and warrants in equity offering	1,354,691	3,070,358	-	-	1,290,142	-	-	4,360,500
Issuance costs	-	(342,735)	-	-	(125,964)	-	-	(468,699)
Share-based compensation	-	-	-	-	388,775	-	-	388,775
Net loss and comprehensive loss	-	-	-	-	-	(21,794)	(2,583,969)	(2,605,763)

Balance - March 31, 2020	8,859,159	$14,732,674	$-	$-	$1,880,721	$(363,868)	$(9,318,584)	$6,930,943

Six Months Ended March 31, 2019
Balance - September 30, 2018	3,239,902	$1,111,253	$-	$5,945,520	$219,358	$(447,733)	$(3,278,253)	$3,550,145

Preferred return for Class A preferred shares	-	-	-	231,473	-	-	(231,473)	-
Share-based compensation	-	-	-	-	24,880	-	-	24,880
Net loss and comprehensive loss	-	-	-	-	-	91,013	(893,679)	(802,666)

Balance - March 31, 2019	3,239,902	$1,111,253	$-	$6,176,993	$244,238	$(356,720)	$(4,403,405)	$2,772,359

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

In June 2019, the Company changed its name from Stellar Biotechnologies, Inc. to Edesa Biotech, Inc. following a reverse acquisition with Edesa Biotech Research, Inc., formerly known as Edesa Biotech Inc., a company organized under the laws of the province of Ontario. At the closing of the transaction, which occurred on June 7, 2019, the Company acquired the entire issued share capital of Edesa Biotech Research, Inc., with Edesa Biotech Research, Inc., becoming a wholly-owned subsidiary of the Company. Also, on June 7, 2019, in connection with and following the completion of the reverse acquisition, the Company effected a 1-for-6 reverse split of its common shares. Upon the completion of the reverse acquisition, Edesa Biotech Research, Inc. changed its fiscal year end from December 31 to September 30 to align with the Company’s fiscal year end.

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

The accompanying condensed interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Edesa Biotech Research, Inc., an Ontario corporation, and Stellar Biotechnologies, Inc., a California corporation. All intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2020.

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

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

3. Short-term investments

The Company held short-term investments in U.S. Treasury Bills during the three and six months ended March 31, 2020. No amounts were outstanding at March 31, 2020 or September 30, 2019.

U.S. Treasury Bills were carried at amortized cost which approximates fair value and classified as held-to-maturity investments.

4. Property and equipment

Property and equipment, net consisted of the following:

	March 31, 2020	September 30, 2019

Computer equipment	$43,169	$42,910
Furniture and equipment	7,555	7,932

	50,724	50,842
Less: accumulated depreciation	(33,840)	(29,194)

Depreciable assets, net	$16,884	$21,648

Assets not in service	8,226	51,410

Total property and equipment, net	$25,110	$73,058

Assets not in service represent equipment for sale held on consignment by a third party.

Depreciation expense amounted to $5,054 and $916 for the six months ended March 31, 2020 and 2019, respectively, and $2,651 and $504 for the three months ended March 31, 2020 and 2019, respectively.

5. Leases

Related party operating lease

The Company leases facilities used for executive offices from a related company for a six-year term through December 2022, with an option to renew for an additional two-year term. The option period is not included in the operating lease right-of-use assets and liabilities.

The gross amounts of assets and liabilities related to operating leases are as follows:

	Balance Sheet Caption	March 31, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$181,492

Liabilities:
Current:
Operating lease liabilities	Short-term operating lease liabilities	$62,696
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	122,743

Total lease liabilities		$185,439

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

The components of lease cost are as follows:

	Statements of Operations Caption	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Operating lease cost	General and administrative	$19,131	$38,571

Lease terms and discount rates are as follows:

March 31, 2020
Remaining lease term (months):	33
Estimated incremental borrowing rate:	6.5%

The approximate future minimum lease payments under the operating leases at March 31, 2020 are as follows:

Year Ending
September 30, 2020	$36,211
September 30, 2021	73,900
September 30, 2022	74,393
September 30, 2023	18,598

Total lease payment	203,102
Less imputed interest	17,663

Present value of lease liabilities	185,439
Less current installments	62,696

Long-term lease liabilities excluding current installments	$122,743

Cash flow information is as follows:

	Statement of Cash Flows Caption	Six Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	Operating lease liabilities	$38,572

Other operating leases

The Company also leases facilities through its California subsidiary under three operating leases that expire in June and September 2020. The Company does not intend to exercise options to extend these leases. Future minimum lease payments during the year ending September 30, 2020 are approximately $85,000. Total rent under these leases included in general and administrative expenses was $109,847 for the six months ended March 31, 2020, and $55,068 for the three months ended March 31, 2020, respectively. There was no rent under these leases during the three and six months ended March 31, 2019 prior to the completion of the reverse acquisition on June 7, 2019.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

6. Commitments

Research and other commitments

The Company contracted research organizations who perform clinical trials for the Company’s on-going clinical studies and other service providers. Aggregate future contractual payments to those service organizations at March 31, 2020 are as follows:

Year Ending
September 30, 2020	$1,724,000
September 30, 2021	41,000
September 30, 2022	19,000

$1,784,000

License and royalty commitments

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party as of March 31, 2020 and September 30,2019. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.6 million. Upon divestiture of substantially all of the assets of the Company, the Company shall pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. No license or royalty payments were made to the third party during the three and six months ended March 31, 2020 and 2019.

In 2016, also through its Ontario subsidiary, the Company entered into an exclusive license agreement with another third party to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. No intangible assets have been recognized under the license agreement as of March 31, 2020 and September 30, 2019. Under the license agreement, the Company is committed to payments of up to a total of $18.5 million upon meeting certain milestones outlined in the license agreement. The Company also has a commitment to pay a royalty based on net sales of the product in the countries where the Company directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. No license or royalty payments were made to the third party during the three and six months ended March 31, 2020 and 2019.

Related party patent royalty commitments

On August 14, 2002, through its California subsidiary, the Company entered into a patent royalty agreement with a director of the Company, whereby he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually.

Retirement savings plan 401(k) contributions

Executive officers and employees of the California subsidiary are eligible to receive the Company’s non-elective safe harbor employer contribution of 3% of eligible compensation under a 401(k) plan to provide retirement benefits. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were $4,535 during the six months ended March 31, 2020, and $2,979 during the three months ended March 31, 2020, respectively. There are no 401(k) contributions during the three and six months ended March 31, 2019 prior to the completion of the reverse acquisition on June 7, 2019.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

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

Equity Offering

On January 8, 2020, the Company closed a registered direct offering of 1,354,691 common shares, no par value and a concurrent private placement of Class A Purchase Warrants to purchase an aggregate of up to 1,016,036 common shares and Class B Purchase Warrants to purchase an aggregate of up to 677,358 common shares. Gross proceeds from the offering amounted to $4,360,500.

The Class A Purchase Warrants are exercisable on or after July 8, 2020, at an exercise price of $4.80 per share and will expire on July 8, 2023. The Class B Purchase Warrants are exercisable on or after July 8, 2020, at an exercise price of $4.00 per share and will expire on November 8, 2020. In connection with the offering, the Company also issued warrants to purchase an aggregate of 12,364 common shares to certain affiliated designees of the placement agent as part of the placement agent’s compensation. The placement agent warrants are exercisable on or after July 6, 2020, at an exercise price of $3.20 per share, and will expire on January 6, 2025.

The warrants are considered contracts on the Company’s own shares and are classified as equity. The Company allocated gross proceeds with $3,070,358 as the value of common shares and $1,008,743 as the value of Class A Purchase Warrants and $281,399 as the value of Class B Purchase Warrants under additional paid-in capital in the condensed interim consolidated statements of changes in shareholders’ equity on a relative fair value basis.

The direct costs related to the issuance of the common shares and warrants were $468,699. These direct costs were recorded as an offset against gross proceeds with $330,025 being recorded under common shares and $138,674 being recorded under additional paid-in capital on a relative fair value basis. The Company also recorded the fair value of placement agent warrants in the amount of $18,051 as share based compensation to nonemployees under additional paid-in capital and an offset against gross proceeds with $12,710 being recorded under common shares and $5,341 being recorded under additional paid-in capital on a relative fair value basis.

Black-Scholes option valuation model

The Company uses the Black-Scholes option valuation model to determine the fair value of share-based compensation for share options and compensation warrants granted and the fair value of warrants issued. Option valuation models require the input of highly subjective assumptions including the expected price volatility. The Company calculates expected volatility based on historical volatility of the Company’s share price. When there is insufficient data available, the Company uses a peer group that is publicly traded to calculate expected volatility. Changes in the subjective input assumptions can materially affect the fair value estimates, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s warrants and share options.

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrants (#)	Weighted Average Exercise Price
Balance – December 31, 2018	-	$-

Effect of reverse acquisition	362,430	31.60
Black-Scholes value payout	(313,516)	33.01

Balance – September 30, 2019	48,914	$11.19

Issued	1,705,758	4.47

Balance – March 31, 2020	1,754,672	$4.66

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

The weighted average contractual life remaining on the outstanding warrants at March 31, 2020 is 27 months.

The following table summarizes information about the warrants outstanding at March 31, 2020:

Number of Warrants (#)	Exercise Prices	Expiry Dates
677,358	$4.00	November 2020
28,124	15.90	May 2023
1,016,036	4.80	July 2023
20,790	4.81	June 2024
12,364	3.20	January 2025
1,754,672

The fair value of warrants issued during the three and six months ended March 31, 2020 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Class A Warrants	Class B Warrants	Placement Agent Warrants
Risk free interest rate	1.61%	1.55%	1.61%
Expected life	3.5 years	0.83 years	5 years
Expected share price volatility	103.81%	134.15%	101.89%
Expected dividend yield	0.00%	0.00%	0.00%

There were no warrants issued in the three and six months ended March 31, 2019.

Share Options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the 2019 Plan) administered by the Board of Directors, which amended and restated the 2017 Incentive Compensation Plan (the 2017 Plan). Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. The number of shares available for issuance under the 2019 Plan is 1,153,147, including shares available for the exercise of outstanding options under the 2017 Plan. Option holders under Edesa Biotech Research, Inc.’s option plan received substitute options under the Company’s incentive plan upon completion of the reverse acquisition.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

The Company's 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price of each option is determined by the independent members of the Board of Directors.

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price
Balance – December 31, 2018	315,123	$1.65

Effect of reverse acquisition	7,787	124.80
Expired	(3,265)	125.75

Balance – September 30, 2019	319,645	$3.39

Granted	352,365	3.16
Expired	(119)	74.09

Balance – March 31, 2020	671,891	$3.19

On February 12, 2020, the independent directors of the Board of Directors granted a total of 352,365 options to directors, officers and employees of the Company pursuant to the 2019 Plan.  The options have a term of 10 years with 33% vesting on the grant date, with a pro rata amount of the balance vesting monthly for the next 36 months and an exercise price equal to the Nasdaq closing price on the grant date.

The weighted average contractual life remaining on the outstanding options at March 31, 2020 is 105 months.

The following table summarizes information about the options under the Incentive Plan outstanding and exercisable at March 31, 2020:

Number of Options (#)	Exercisable at March 31, 2020 (#)		Range of Exercise Prices	Expiry Dates
214	214	C$	243.60	May 2020
238	238		$768.60	Nov 2020
214	214	C$	638.40	Nov 2021
238	238		$304.08	Dec 2022
3,499	3,499		$35.28 - 93.24	Sep 2023-Mar 2025
315,123	274,448	C$	2.16	Aug 2027-Dec 2028
352,365	122,836		$3.16	Feb 2030
671,891	401,687

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

The fair value of option during the six months ended March 31, 2020 and 2019 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Six Months Ended	Six Months Ended
	March 31, 2020	March 31, 2019
Risk free interest rate	1.45%	1.98%
Expected life	5 years	4 years
Expected share price volatility	104.14%	79.46%
Expected dividend yield	0.00%	0.00%

The Company recorded $388,775 and $24,880 of share-based compensation expenses for the six months ended March 31, 2020 and 2019 respectively, and $380,000 and $13,446 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the Company had approximately $482,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 35 months.

Issued and outstanding common shares:

	Number of Common Shares (#)	Common Shares
Balance – December 31, 2018	3,239,902	$1,111,253

Conversion of preferred shares upon reverse acquisition	3,376,112	$6,260,299
Share consideration transferred upon reverse acquisition	888,454	4,633,499

Balance – September 30, 2019	7,504,468	$12,005,051

Common shares issued	1,354,691	$3,070,358
Share issuance costs		(342,735)

Balance – March 31, 2020	8,859,159	$14,732,674

Issued and outstanding preferred shares:

	Class A Preferred Shares (#)	Class A Preferred Shares
Balance – December 31, 2018	1,007,143	$6,064,013

Preferred return on Class A preferred shares	-	196,286
Conversion upon reverse acquisition	(1,007,143)	(6,260,299)

Balance – September 30, 2019 and March 31, 2020	-	$-

Following the completion of the reverse acquisition on June 7, 2019, all the outstanding Class A preferred shares and accumulated accrued preferred return were fully converted to 3,376,112 common shares based on the fair market value upon conversion. Prior to conversion, the Class A preferred shares had the following features.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

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

The carrying value of certain financial instruments such as cash and cash equivalents, accounts and other receivable, accounts payable and accrued liabilities approximates fair value due to the short-term nature of such instruments. Short-term investments in U.S. Treasury Bills were recorded at amortized cost, which approximates fair value using level 1 inputs.

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

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

 (c) Foreign exchange risk

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (“FX”) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At March 31, 2020, the Company and its Canadian subsidiary had assets of C$3.5 million and the U.S. dollar was equal to 1.4712 Canadian dollars. Based on the exposure at March 31, 2020, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $247,000.

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

11. Related party transactions

During the periods presented, the Company incurred the following related party transactions:

●
During the six months ended March 31, 2020 and 2019, the Company incurred rent expense of $38,571 and $39,106 from a related company, respectively, and $19,131 and $19,302 for the three months ended March 31, 2020 and 2019, respectively. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties.

●
No royalty expenses to a director related to product sales by the California subsidiary were incurred during the six months ended March 31, 2020 and 2019. During the six months ended March 31, 2020, accounts payable and accrued liabilities of $23,457 at September 30, 2019 was paid to that director for product sales by the California subsidiary during 2019.

12. Subsequent events

On April 17, 2020, the Company entered into an exclusive license agreement with a pharmaceutical development company to obtain exclusive rights relating to certain monoclonal antibodies ("the Constructs"). Unless earlier terminated, the term of the license agreement will remain in effect for twenty-five years from the date of first commercial sale of Licensed Products. Subsequently, the license agreement will automatically renew for five (5) year periods unless either party terminates the agreement in accordance with its terms.

In exchange for the exclusive rights to develop and commercialize the Constructs, the Company issued $2.5 million of newly designated Series A-1 Convertible Preferred Shares. In addition, the Company is committed to payments of various amounts upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $363.5 million. The Company also has a commitment to pay royalties based on net sales of products containing the Constructs in countries where the Company directly commercializes such products and a percentage of sublicensing revenue received by the Company in the countries where it does not directly commercialize such products.

In connection with the license agreement and pursuant to a purchase agreement entered into on April 17, 2020, the Company will purchase inventory of one of the Constructs for an aggregate purchase price of $5.0 million, payable in two installments.

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, has severely impacted financial markets and global economic activity, and has caused material disruptions to almost every industry directly or indirectly. The duration and impact of the COVID-19 outbreak is unknown at this time and it is not possible to reliably estimate the duration and severity of business shutdowns or disruptions, or the effectiveness of emergency government measures or central bank interventions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of March 31, 2020 and our audited consolidated financial statements for the nine-month period ended September 30, 2019 included in our Annual Transition Report on Form 10-KT, filed with the Securities and Exchange Commission on December 12, 2019.

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

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of March 31, 2020 and September 30, 2019, and for the three and six months ended March 31, 2020 and 2019 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We also intend to expand the utility of our sPLA2 inhibitor technology, which forms the basis for EB01, across multiple indications. For example, in September 2019, we received approval from Health Canada to begin a proof-of-concept clinical study of EB02, an sPLA2 inhibitor, as a potential treatment for patients with hemorrhoids disease (HD). In addition to EB01 and EB02, we plan to expand our portfolio with drug candidates to treat other inflammatory and immune-related conditions. As a clinical-stage company, we have not generated revenue from our product candidates to date.

Recent Developments

Agreement with NovImmune SA

On April 17, 2020, our wholly-owned subsidiary Edesa Biotech Research, Inc. entered into an exclusive license agreement with NovImmune SA, which operates under the brand Light Chain Bioscience, whereby we obtained exclusive rights throughout the world to certain know-how, patents and data relating to the monoclonal antibodies targeting TLR4 and CXCL10 (the Constructs). Edesa will use the exclusive rights to develop products containing the Constructs (the Licensed Products) for therapeutic, prophylactic and diagnostic applications in humans and animals. Unless earlier terminated, the term of the license agreement will remain in effect for twenty-five years from the date of first commercial sale of Licensed Products. Subsequently, the license agreement will automatically renew for five (5) year periods unless either party terminates the agreement in accordance with its terms.

Under the license agreement, we are exclusively responsible, at our expense, for the research, development manufacture, marketing, distribution and commercialization of the Constructs and Licensed Products and to obtain all necessary licenses and rights. Edesa is required to use commercially reasonable efforts to develop and commercialize the Constructs in accordance with the terms of a development plan established by the parties.

In exchange for the exclusive rights to develop and commercialize the Constructs, we have issued to NovImmune $2.5 million of newly designated Series A-1 Convertible Preferred Shares pursuant to the terms of a securities purchase agreement entered into between the parties concurrently with the license agreement. In addition, Edesa is committed to payments of various amounts to NovImmune upon meeting certain development, approval and commercialization milestones as outlined in the license agreement up to an aggregate amount of $363.5 million. We also have a commitment to pay NovImmune a royalty based on net sales of Licensed Products in countries where Edesa directly commercializes Licensed Products and a percentage of sublicensing revenue received by Edesa in the countries where Edesa does not directly commercialize Licensed Products.

In connection with the license agreement and pursuant to a purchase agreement entered into by the parties on April 17, 2020, we will purchase from NovImmune its inventory of the TLR4 antibody for an aggregate purchase price of $5.0 million, payable in two installments.

Equity Offering

On January 8, 2020, we completed a registered direct offering of 1,354,691 common shares, no par value, and a concurrent private placement of Class A Purchase Warrants to purchase an aggregate of up to 1,016,036 common shares and Class B Purchase Warrants to purchase an aggregate of up to 677,358 common shares. We received net proceeds of $3.89 million, after deducting fees to the placement agent and other offering expenses. The Class A Warrants are exercisable beginning July 8, 2020 at a price of $4.80 and expire on July 8, 2023. The short-term Class B Warrants are exercisable beginning July 8, 2020 at a price of $4.00 and expire on November 8, 2020. As part of the placement agent’s compensation for the offering, we also issued warrants to purchase an aggregate of 12,364 common shares to the placement agent. The placement agent warrants are exercisable at a price of $3.20 and expire on January 6, 2025. The net proceeds will be used for working capital, including research and development expenses, and held in temporary investments and cash equivalents until expended.

Phase 2B Clinical Study of EB01

In April 2020, we filed a protocol amendment with the FDA for our ongoing Phase 2B clinical study in allergic contact dermatitis. The amendment provides for, among other changes, a reduction in the number of in-person office visits, allowances for remote telehealth appointments and other procedural updates to simplify enrollment and patient care. The changes to the protocol are designed, in part, to respond to and mitigate the impacts of the COVID-19 pandemic on investigational centers. These impacts include governmental orders to restrict travel and practice social distancing, as well as governmental and institutional directives to devote critical healthcare resources to the COVID-19 pandemic. Since March 2020, at least five of our investigational sites have temporarily paused new patient randomization in the study, either voluntarily, out of an abundance of caution for patient and staff safety, or at the direction of local governments or institutions. The number of active sites has been dynamic and unpredictable, with a least one site reinitiating patient recruitment following a pause, while a previously active site has paused recruitment. The Company is in the process of identifying and screening additional investigational sites to either replace or supplement current sites. Investigators have not experienced any interruption in clinical trial supply of drug product for the study as a result of the COVID-19 pandemic. At this time, it is unclear if the temporary pausing of enrollment at certain investigational sites, or mitigations being implemented by our clinical management team to simplify enrollment and patient care, will materially impact the timeline for completing this study. However, we believe that the blinded interim readout will likely occur later than originally anticipated.

Significant Accounting Policies and Estimates

Edesa’s significant accounting policies are described in Note 3 to our audited consolidated financial statements for the nine-month period ended September 30, 2019 included in our Annual Transition Report on Form 10-KT, filed with the Securities and Exchange Commission on December 12, 2019. There are no significant changes in those policies for the quarter ended March 31, 2020 except that we adopted Accounting Standards Codification (ASC) Topic 842 Leases on October 1, 2019, as discussed in Note 2 to this quarterly report.

Results of Operations

Financial results for any periods ended prior to June 7, 2019 reflect the financials of our subsidiary Edesa Biotech Research, Inc. on a standalone basis.

Comparison of the Six Months Ended March 31, 2020 and 2019

Our total revenues for the six months ended March 31, 2020 were $0.22 million, reflecting sale of product inventory obtained in the reverse acquisition completed in June 2019. There were no revenues for the six months ended March 31, 2019.

Total operating expenses increased by $1.89 million to $2.84 million for the six months ended March 31, 2020 compared to $0.95 million for the same period last year:

●
Our cost of sales and services was $0.01 million for the six months ended March 31, 2020, reflecting the sales of product inventory obtained in the reverse acquisition. There were no product sales in the same period last year.

●
Our research and development expenses increased by $0.66 million to $1.03 million for the six months ended March 31, 2020 compared to $0.37 million for the same period last year. The increase was primarily due to increased external research expenses related to the initiation of clinical studies for our EB01 drug product candidate as well as increased salary and related personnel expenses.

●
Our general and administrative expenses increased by $1.22 million to $1.80 million for the six months ended March 31, 2020 compared to $0.58 million for the same period last year. The increase was primarily due to increased salary and related personnel expenses, increased legal and professional fees, and public company expenses.

Total other income decreased by $0.01 million to $0.04 million for the six months ended March 31, 2020 compared to $0.05 million for the same period last year primarily due to fluctuations in Canadian dollar exchange rates. Interest income was relatively unchanged.

Our net loss for the six months ended March 31, 2020 was $2.58 million, or $0.32 per basic share, compared to a net loss of $0.89 million, or $0.28 per basic share, for the six months ended March 31, 2019.

Comparison of the Three Months Ended March 31, 2020 and 2019

Our total revenues for the three months ended March 31, 2020 were $0.11 million, reflecting sale of product inventory obtained in the reverse acquisition completed in June 2019. There were no revenues for the three months ended March 31, 2019.

Total operating expenses increased by $1.09 million to $1.63 million for the three months ended March 31, 2020 compared to $0.54 million for the same period last year:

●
Our cost of sales and services was $0.01 million for the three months ended March 31, 2020, reflecting the sales of product inventory obtained in the reverse acquisition. There were no product sales in the same period last year.

●
Our research and development expenses increased by $0.39 million to $0.50 million for the three months ended March 31, 2020 compared to $0.11 million for the same period last year. The increase was primarily due to increased external research expenses related to the initiation of clinical studies for our EB01 drug product candidate as well as increased salary and related personnel expenses.

●
Our general and administrative expenses increased by $0.68 million to $1.11 million for the three months ended March 31, 2020 compared to $0.43 million for the same period last year. The increase was primarily due to increased salary and related personnel expenses, increased legal and professional fees, and public company expenses.

Total other income increased by $0.02 million to $0.03 million for the three months ended March 31, 2020 compared to $0.01 million for the same period last year primarily due to fluctuations in Canadian dollar exchange rates. Interest income was relatively unchanged.

Our net loss for the three months ended March 31, 2020 was $1.49 million, or $0.17 per basic share, compared to a net loss of $0.53 million, or $0.16 per basic share, for the three months ended March 31, 2019.

Capital Expenditures

Our capital expenditures primarily consist of purchases of computer and office equipment. There were no significant capital expenditures for the three months and six months ended March 31, 2020 and 2019.

Liquidity and Capital Resources

Our operations have historically been funded through issuances of preferred shares that were converted into common shares, loans that were converted into common shares and government grants. As a clinical-stage company we have not generated significant revenue, and we expect to incur operating losses as we continue our efforts to acquire, develop, seek regulatory approval for and commercialize product candidates and execute on our strategic initiatives. For the six-month periods ended March 31, 2020 and 2019, we reported net losses of $2.58 million and $0.89 million, respectively.

At March 31, 2020, we had cash and cash equivalents of $6.99 million, working capital of $6.85 million, shareholders’ equity of $6.93 million and an accumulated deficit of $9.32 million. On January 8, 2020, we closed a registered direct offering of 1,354,691 common shares, no par value and concurrent private placement of Class A Purchase Warrants to purchase an aggregate of up to 1,016,036 common shares and Class B Purchase Warrants to purchase an aggregate of up to 677,358 common shares, resulting in net proceeds of approximately $3.89 million.

We plan to finance company operations over the course of the next twelve months with cash and cash equivalents on hand. Management has flexibility to adjust this timeline by a making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations, we may also seek additional financing through the sale of equity, government grants, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. If we determine it is advisable to raise additional funds, there is no assurance that adequate funding will be available to us or, if available, that such funding will be available on terms that we or our stockholders view as favorable. Market volatility and concerns over a global recession related to the COVID-19 pandemic may have a significant impact on the availability of funding sources and the terms at which any funding may be available.

Research and Development

Our primary business is the development of innovative therapeutics for dermatological and gastrointestinal indications with clear unmet medical needs. We focus our resources on research and development activities, including the conduct of clinical studies and product development, and expense such costs as they are incurred. Our research and development expenses have primarily consisted of employee-related expenses, including salaries, benefits, taxes, travel, and share-based compensation expense for personnel in research and development functions; expenses related to process development and production of product candidates paid to contract manufacturing organizations, including the cost of acquiring, developing, and manufacturing research material; costs associated with clinical activities, including expenses for contract research organizations; and clinical trials and activities related to regulatory filings for our product candidates, including regulatory consultants. Our research and development costs were $1.03 million and $0.37 million for the six months ended March 31, 2020 and 2019, respectively, and $0.50 million and $0.11 million for the three months ended March 31, 2020 and 2019, respectively. The increase was due primarily to an increase in clinical research expenses associated with the Phase 2B clinical study of our EB01 product candidate as well as higher personnel expenses.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of March 31, 2020, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Transition Report on Form 10-KT for the year ended September 30, 2019, filed with the Securities and Exchange Commission on December 12, 2019 as supplemented by the additional risk factor in Item 8.01 in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Edesa Biotech, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020, and incorporated herein by reference).

3.2	Notice of Articles of Edesa Biotech, Inc.

4.1	Form of Class A Purchase Warrant to be issued to investors (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 6, 2020, and incorporated herein by reference).

4.2	Form of Class B Purchase Warrant to be issued to investors (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 6, 2020, and incorporated herein by reference).

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

10.3+
License Agreement by and between Edesa Biotech Research, Inc. and NovImmune SA dated April 17, 2020 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020, and incorporated herein by reference).

10.4+
Purchase Agreement by and between Edesa Biotech Research, Inc. and NovImmune SA dated April 17, 2020 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 23, 2020, and incorporated herein by reference).

10.5+
Securities Purchase Agreement by and between Edesa Biotech, Inc. and NovImmune SA dated April 17, 2020 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2020, and incorporated herein by reference).

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

Date: May 15, 2020	EDESA BIOTECH, INC.

/s/ Kathi Niffenegger
Kathi Niffenegger
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)