Form 10-Q
period 2020-06-30
Edesa Biotech, Inc.
filed 2020-08-12
CIK 1540159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of August 10, 2020 the registrant had 9,414,278 common shares issued and outstanding.

All historical references to common shares, warrants and share options outstanding prior to June 7, 2019 and the related exercise prices in this Form 10-Q have been adjusted to reflect the effect of the 1 for 6 reverse split, effected at the close of market on June 7, 2019.

Edesa Biotech, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Balance Sheets
(Unaudited)

	June 30, 2020	September 30, 2019

Assets:

Current assets:
Cash and cash equivalents	$5,640,695	$5,030,583
Accounts and other receivable	56,471	217,101
Prepaid expenses and deposits	523,641	397,022

Total current assets	6,220,807	5,644,706

Non-current assets:
Property and equipment, net	20,342	73,058
Intangible asset	2,508,829	-
Operating lease right-of-use assets	172,776	-

Total assets	$8,922,754	$5,717,764

Liabilities, shareholders' equity and temporary equity:

Current liabilities:
Accounts payable and accrued liabilities	$916,369	$461,634
Short-term operating lease liabilities	66,709	-

Total current liabilities	983,078	461,634

Non-current liabilities:
Long-term payables	29,320	-
Long-term operating lease liabilities	110,167	-

Total liabilities	1,122,565	461,634

Commitments (Note 7)

Temporary equity:
Convertible preferred shares	2,458,051	-

Shareholders' equity:
Capital shares
Authorized unlimited common and preferred shares without par value
Issued and outstanding:
8,861,895 common shares (2019 - 7,504,468)	14,784,903	12,005,051
Additional paid-in capital	1,951,683	327,768
Accumulated other comprehensive loss	(294,896)	(342,074)
Accumulated deficit	(11,099,552)	(6,734,615)

Total shareholders' equity	5,342,138	5,256,130

Total liabilities, shareholders' equity and temporary equity	$8,922,754	$5,717,764

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenues:
Product sales and services	$109,985	$500	$328,301	$500

Expenses:
Cost of sales and services	1,472	-	15,287	-
Research and development	1,143,868	502,927	2,174,680	872,020
General and administrative	733,079	817,927	2,528,702	1,395,353

	1,878,419	1,320,854	4,718,669	2,267,373

Loss from Operations	(1,768,434)	(1,320,354)	(4,390,368)	(2,266,873)

Other Income (Loss):
Interest income	3,799	15,565	36,762	47,696
Foreign exchange gain (loss)	(692)	8,610	5,110	29,319
Gain (loss) on disposition of property and equipment	(436)	2,172	(436)	2,172

	2,671	26,347	41,436	79,187

Loss before income taxes	(1,765,763)	(1,294,007)	(4,348,932)	(2,187,686)

Income tax expense	-	-	800	-

Net Loss	(1,765,763)	(1,294,007)	(4,349,732)	(2,187,686)

Exchange differences on translation	68,972	27,443	47,178	118,456

Net Loss and Comprehensive Loss	$(1,696,791)	$(1,266,564)	$(4,302,554)	$(2,069,230)

Weighted average number of common shares	8,859,520	4,317,759	8,364,866	3,599,188

Loss per common share - basic and diluted	$(0.20)	$(0.30)	$(0.52)	$(0.61)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30, 2020	June 30, 2019

Cash Flows From Operating Activities:
Net loss	$(4,349,732)	$(2,187,686)
Adjustments for:
Depreciation and amortization	28,543	2,511
(Gain) loss on disposition of property and equipment	436	(2,172)
Share-based compensation	511,966	36,300
Change in working capital items:
Accounts and other receivable	156,361	(113,962)
Prepaid expenses and deposits	(134,665)	(259,893)
Accounts payable and accrued liabilities	473,688	(1,376,057)

Net cash used in operating activities	(3,313,403)	(3,900,959)

Cash Flows From Investing Activities:
Cash acquired from reverse acquisition	-	6,389,322
Proceeds on sales of property and equipment	45,840	18,152
Purchase of property and equipment	(825)	(2,267)
Purchase of intangible assets	(29,483)	-
Purchase of short-term investments	(500,000)	-
Maturities of short-term investments	500,000	-

Net cash provided by investing activities	15,532	6,405,207

Cash Flows From Financing Activities:
Proceeds from issuance of common shares and warrants	4,360,500	-
Payments for issuance costs of common shares	(468,699)	-
Payments for issuance costs of convertible preferred shares	(57,154)	-
Proceeds from borrowings	29,660	-

Net cash provided by financing activities	3,864,307	-

Effect of exchange rate changes on cash and cash equivalents	43,676	128,618

Net change in cash and cash equivalents	610,112	2,632,866
Cash and cash equivalents, beginning of period	5,030,583	3,730,230

Cash and cash equivalents, end of period	$5,640,695	$6,363,096

Supplemental Disclosure of Non-cash Financing Activities:
Issuance of convertible preferred shares to acquire license	2,500,000	-
Fair value of placement agent warrants	18,051	-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Shares #	Common Shares	Class A Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Three Months Ended June 30, 2020:
Balance - March 31, 2020	8,859,159	$14,732,674	$-	$1,880,721	$(363,868)	$(9,318,584)	$6,930,943

Issuance of common shares upon exercise of warrants	2,736	52,229	-	(52,229)	-	-	-
Preferred return on convertible preferred shares	-	-	-	-	-	(15,205)	(15,205)
Share-based compensation	-	-	-	123,191	-	-	123,191
Net loss and comprehensive loss	-	-	-	-	68,972	(1,765,763)	(1,696,791)

Balance - June 30, 2020	8,861,895	$14,784,903	$-	$1,951,683	$(294,896)	$(11,099,552)	$5,342,138

Three Months Ended June 30, 2019:
Balance - March 31, 2019	3,239,902	$1,111,253	$6,176,993	$244,238	$(356,720)	$(4,403,405)	$2,772,359

Preferred return on Class A preferred shares	-	-	83,306	-	-	(83,306)	-
Effect of reverse acquisition	4,264,566	10,893,798	(6,260,299)	61,902	-	-	4,695,401
Share-based compensation	-	-	-	11,420	-	-	11,420
Net loss and comprehensive loss	-	-	-	-	27,443	(1,294,007)	(1,266,564)

Balance - June 30, 2019	7,504,468	$12,005,051	$-	$317,560	$(329,277)	$(5,780,718)	$6,212,616

Nine Months Ended June 30, 2020:
Balance - September 30, 2019	7,504,468	$12,005,051	$-	$327,768	$(342,074)	$(6,734,615)	$5,256,130

Issuance of common shares upon exercise of warrants	2,736	52,229	-	(52,229)	-	-	-
Issuance of common shares and warrants in equity offering	1,354,691	3,070,358	-	1,290,142	-	-	4,360,500
Issuance costs	-	(342,735)	-	(125,964)	-	-	(468,699)
Preferred return on convertible preferred shares	-	-	-	-	-	(15,205)	(15,205)
Share-based compensation	-	-	-	511,966	-	-	511,966
Net loss and comprehensive loss	-	-	-	-	47,178	(4,349,732)	(4,302,554)

Balance - June 30, 2020	8,861,895	$14,784,903	$-	$1,951,683	$(294,896)	$(11,099,552)	$5,342,138

Nine Months Ended June 30, 2019:
Balance - September 30, 2018	3,239,902	$1,111,253	$5,945,520	$219,358	$(447,733)	$(3,278,253)	$3,550,145

Preferred return on Class A preferred shares	-	-	314,779	-	-	(314,779)	-
Effect of reverse acquisition	4,264,566	10,893,798	(6,260,299)	61,902	-	-	4,695,401
Share-based compensation	-	-	-	36,300	-	-	36,300
Net loss and comprehensive loss	-	-	-	-	118,456	(2,187,686)	(2,069,230)

Balance - June 30, 2019	7,504,468	$12,005,051	$-	$317,560	$(329,277)	$(5,780,718)	$6,212,616

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

1. Nature of operations

Edesa Biotech, Inc. (the “Company” or “Edesa”) is a biopharmaceutical company focused on acquiring, developing and commercializing clinical-stage drugs for inflammatory and immune-related diseases with clear unmet medical needs. The Company is organized under the laws of British Columbia, Canada and is headquartered in Markham, Ontario, Canada.

In June 2019, the Company changed its name from Stellar Biotechnologies, Inc. to Edesa Biotech, Inc. following a reverse acquisition with Edesa Biotech Research, Inc., formerly known as Edesa Biotech Inc., a company organized under the laws of the province of Ontario. At the closing of the transaction, which occurred on June 7, 2019, the Company acquired the entire issued share capital of Edesa Biotech Research, Inc., with Edesa Biotech Research, Inc., becoming a wholly owned subsidiary of the Company. Also, on June 7, 2019, in connection with and following the completion of the reverse acquisition, the Company effected a 1-for-6 reverse split of its common shares. Upon the completion of the reverse acquisition, Edesa Biotech Research, Inc. changed its fiscal year end from December 31 to September 30 to align with the Company’s fiscal year end.

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

The accompanying condensed interim consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Edesa Biotech Research, Inc., an Ontario corporation, and Stellar Biotechnologies, Inc., a California corporation. All intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three and nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2020.

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

Functional and reporting currencies

The condensed interim consolidated financial statements of the Company are presented in U.S. dollars, unless otherwise stated, which is the Company’s and its wholly owned subsidiary’s, Stellar Biotechnologies, Inc., functional currency. The functional currency of the Company’s wholly owned subsidiary, Edesa Biotech Research, Inc., as determined by management, is Canadian dollars.

Adoption of recent accounting pronouncements

On October 1, 2019, the Company adopted Accounting Standards Codification (ASC) Topic 842 Leases using the modified retrospective transition method, applying the new standard to all leases existing at the date of initial application. In addition, the Company elected the package of practical expedients in transition, which permitted the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs on leases that commenced prior to adoption of the new standard. The Company also elected the ongoing practical expedient not to recognize operating lease right-of-use assets and operating lease liabilities for short-term leases. As a result of adopting the new standard, the Company recognized operating lease right-of-use (“ROU”) assets of approximately $234,000 and operating lease liabilities of approximately $234,000 on the balance sheet for one operating lease with a term longer than 12 months at adoption. There was no impact to opening accumulated deficit. The Company had 3 short-term operating leases upon adoption that did not follow the ROU model.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

3. Short-term investments

The Company held short-term investments in U.S. Treasury Bills during the nine months ended June 30, 2020. No amounts were outstanding at June 30, 2020 or September 30, 2019.

U.S. Treasury Bills were carried at amortized cost which approximates fair value and classified as held-to-maturity investments.

4. Property and equipment

Property and equipment, net consisted of the following:

	June 30, 2020	September 30, 2019

Computer equipment	$38,194	$42,910
Furniture and equipment	5,578	7,932

	43,772	50,842
Less: accumulated depreciation	(29,000)	(29,194)

Depreciable assets, net	$14,772	$21,648

Assets not in service	5,570	51,410

Total property and equipment, net	$20,342	$73,058

Assets not in service represent equipment for sale held on consignment by a third party.

Depreciation expense amounted to $7,046 and $3,015 for the nine months ended June 30, 2020 and 2019, respectively, and $1,992 and $2,099 for the three months ended June 30, 2020 and 2019, respectively.

5. Intangible Asset

Acquired License

In April 2020, the Company entered into a license agreement with a pharmaceutical development company to obtain exclusive world-wide rights to know-how, patents and data relating to certain monoclonal antibodies ("the Constructs"), including sublicensing rights. Unless earlier terminated, the term of the license agreement will remain in effect for 25 years from the date of first commercial sale of licensed products containing the Constructs. Subsequently, the license agreement will automatically renew for five-year periods unless either party terminates the agreement in accordance with its terms.

Under the license agreement, the Company is exclusively responsible, at its expense, for the research, development manufacture, marketing, distribution and commercialization of the Constructs and licensed products and to obtain all necessary licenses and rights. The Company is required to use commercially reasonable efforts to develop and commercialize the Constructs in accordance with the terms of a development plan established by the parties.

The Company has determined that the license has multiple alternative future uses in research and development projects and sublicensing in other countries or for other disease indications. The value of the acquired license is recorded as an intangible asset with amortization over the estimated useful life of 25 years and evaluation for impairment quarterly.

The required upfront license payment of $2.5 million was paid by issuance of Series A-1 Convertible Preferred Shares. See Note 8 for convertible preferred shares. The value of the license includes acquisition legal costs. The license agreement requires certain development, approval and commercialization milestone payments contingent on certain future events. The Company also has a commitment to pay royalties based on any net sales of licensed products and a percentage of any sublicensing revenue. See Note 7 for license commitments.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

6. Leases

Related party operating lease

The Company leases facilities used for executive offices from a related company for a six-year term through December 2022, with an option to renew for an additional two-year term. The option period is not included in the operating lease right-of-use assets and liabilities.

The gross amounts of assets and liabilities related to operating leases are as follows:

	Balance Sheet Caption	June 30, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$172,776

Liabilities:
Current:
Operating lease liabilities	Short-term operating lease liabilities	$66,709
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	110,167

Total lease liabilities		$176,876

The components of lease cost are as follows:

	Statements of Operations Caption	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Operating lease cost	General and administrative	$18,508	$57,079

Lease terms and discount rates are as follows:

June 30, 2020
Remaining lease term (months):	30
Estimated incremental borrowing rate:	6.5%

The approximate future minimum lease payments under the operating leases at June 30, 2020 are as follows:

Year Ending
September 30, 2020	$18,809
September 30, 2021	76,770
September 30, 2022	77,282
September 30, 2023	19,320

Total lease payment	192,181
Less imputed interest	15,305

Present value of lease liabilities	176,876
Less current installments	66,709

Long-term lease liabilities excluding current installments	$110,167

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Cash flow information is as follows:

	Statements of Cash Flows Caption	Nine Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities	Operating lease liabilities	$57,081

Other operating leases

The Company also leases facilities through its California subsidiary under two operating leases that expire in September 2020. The Company does not intend to exercise options to extend these leases. Future minimum lease payments during the year ending September 30, 2020 are approximately $37,000. Total rent under these leases included in general and administrative expenses was $164,915 and $15,567 for the nine months ended June 30, 2020 and 2019, respectively, and $55,068 and $15,567 for the three months ended June 30, 2020 and 2019, respectively. There was no rent under these leases prior to the completion of the reverse acquisition on June 7, 2019.

7. Commitments

Research and other commitments

The Company has commitments for contracted research organizations who perform clinical trials for the Company’s ongoing clinical studies, other service providers and the drug substance acquired in connection with a license agreement. Aggregate future contractual payments at June 30, 2020 are as follows:

Year Ending
September 30, 2020	$2,902,250
September 30, 2021	6,282,750
September 30, 2022	2,570,000
September 30, 2023	26,000
September 30, 2024	23,000

$11,804,000

License and royalty commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to certain know-how, patents and data relating to certain monoclonal antibodies ("the Constructs"), including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 5 for intangible asset. Under the license agreement, the Company is committed to payments of up to an aggregate amount of $363.5 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. The Company also has a commitment to pay royalties based on any net sales of the products in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No royalty or sublicensing payments were made to the third party during the three and nine months ended June 30, 2020 and 2019.

In connection with this license agreement and pursuant to a purchase agreement entered into in April 2020, the Company acquired drug substance of one of the Constructs for an aggregate purchase price of $5.0 million, payable in two future installments, the first when the Company is ready to initiate a Phase 2 trial and the second when the Company is ready to initiate a Phase 3 trial. The purchase commitment is included in the table above in 2021 and 2022. No amounts have been paid for the drug substance during the three and nine months ended June 30, 2020.

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party as of June 30, 2020 and September 30,2019. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.6 million. Upon divestiture of substantially all of the assets of the Company, the Company shall pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. No license or royalty payments were made to the third party during the three and nine months ended June 30, 2020 and 2019.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

In 2016, through its Ontario subsidiary, the Company entered into a second exclusive license agreement with a third party to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. No intangible assets have been recognized under the license agreement as of June 30, 2020 and September 30, 2019. Under the license agreement, the Company is committed to payments of up to a total of $18.5 million upon meeting certain milestones outlined in the license agreement. The Company also has a commitment to pay a royalty based on net sales of the product in the countries where the Company directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. No license or royalty payments were made to the third party during the three and nine months ended June 30, 2020 and 2019.

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

Retirement savings plan 401(k) contributions

Executive officers and employees of the California subsidiary are eligible to receive the Company’s non-elective safe harbor employer contribution of 3% of eligible compensation under a 401(k) plan to provide retirement benefits. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were $7,996 and $2,918 during the nine months ended June 30, 2020 and 2019, respectively, and $3,461 and $2,918 during the three months ended June 30, 2020 and 2019, respectively. There were no 401(k) contributions prior to the completion of the reverse acquisition on June 7, 2019.

8. Temporary Equity

Series A-1 Convertible Preferred Shares

In April 2020, the Company entered into a license agreement with a pharmaceutical development company to obtain exclusive world-wide rights to know-how, patents and data relating to certain monoclonal antibodies ("the Constructs"), including sublicensing rights. In exchange for the exclusive rights to develop and commercialize the Constructs, the Company issued 250 convertible preferred shares valued at $2.5 million designated as Series A-1 Convertible Preferred Shares (the “Series A-1 Shares). The Series A-1 Shares have no par value, a stated value of $10,000 per share and rank, with respect to redemption payments, rights upon liquidation, dissolution or winding-up of the Company, or otherwise, senior in preference and priority to the Company’s common shares.

A holder of Series A-1 Shares is not entitled to receive dividends unless declared by the Company’s Board of Directors. Subject to certain exceptions and adjustments for share splits, each Series A-1 Share is convertible six months after its date of issuance into a number of the Company’s common shares calculated by dividing (i) the sum of the stated value of such Series A-1 Share plus a return equal to 3% of the stated value of such Series A-1 Share per annum (collectively, the “Preferred Amount”) by (ii) a fixed conversion price of $2.26. A holder of Series A-1 Shares will not have the right to convert any portion of its Series A-1 Shares if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Limitation”); provided, however, that upon notice to the Company, the holder may increase the Beneficial Ownership Limitation to a maximum of 9.99%. The Series A-1 Shares do not have the right to vote on any matters except as required by law and do not contain any variable pricing features, or any price-based anti-dilutive features.

In the event of any liquidation, dissolution or winding-up of the Company, a holder of Series A-1 Shares shall be entitled to receive, before any distribution or payment may be made with respect to the Company’s common shares, an amount in cash equal to the Preferred Amount per share, plus any unpaid accrued dividends on all such shares.

At any time, the Company may redeem some or all outstanding Series A-1 Shares for a cash payment per share equal to the Preferred Amount. A holder of Series A-1 Shares may require the Company to redeem the Series A-1 Shares for cash beginning 18 months after issuance if at any time after such date the 30-day volume weighted average price of the Company’s common shares is below the conversion price of $2.26. In the event of a required redemption, at the election of the Company, the redemption amount (which is equal to the Preferred Amount) may be paid in full or in up to twelve equal monthly payments with any unpaid redemption amounts accruing interest at a rate of 3% annually, compounded monthly. On the third anniversary of the date of issuance of the Series A-1 Shares, the Company has the right to convert any outstanding Series A-1 Shares into common shares.

Because the convertible preferred shares are redeemable outside the control of the Company, they are presented as temporary equity rather than permanent shareholders’ equity.

Issued and outstanding Series A-1 convertible preferred shares:

	Series A-1 Convertible Preferred Shares (#)	Series A-1 Convertible Preferred Shares
Balance – December 31, 2018 and September 30, 2019	-	$-

Issuance of convertible preferred shares	250	$2,500,000
Convertible preferred shares issuance costs	-	(57,154)
Preferred return on convertible preferred shares	-	15,205

Balance – June 30, 2020	250	$2,458,051

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

9. Capital shares

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

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrants (#)	Weighted Average Exercise Price
Balance – December 31, 2018	-	$-

Effect of reverse acquisition	362,430	31.60
Black-Scholes value payout	(313,516)	33.01

Balance – September 30, 2019	48,914	$11.19

Issued	1,705,758	$4.47
Exercised	(13,098)	4.81

Balance – June 30, 2020	1,741,574	$4.66

The weighted average contractual life remaining on the outstanding warrants at June 30, 2020 is 24 months.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

The following table summarizes information about the warrants outstanding at June 30, 2020:

Number of Warrants (#)	Exercise Prices	Expiry Dates
677,358	$4.00	November 2020
28,124	15.90	May 2023
1,016,036	4.80	July 2023
7,692	4.81	June 2024
12,364	3.20	January 2025
1,741,574

The fair value of warrants issued during the nine months ended June 30, 2020 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Class A Warrants	Class B Warrants	Placement Agent Warrants

Risk free interest rate	1.61%	1.55%	1.61%
Expected life	3.5 years	0.83 years	5 years
Expected share price volatility	103.81%	134.15%	101.89%
Expected dividend yield	0.00%	0.00%	0.00%

There were no warrants issued in the three months ended June 30, 2020 or the three and nine months ended June 30, 2019.

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

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price
Balance – December 31, 2018	315,123	$1.65

Effect of reverse acquisition	7,787	124.80
Expired	(3,265)	125.75

Balance – September 30, 2019	319,645	$3.39

Granted	352,365	3.16
Expired	(333)	142.26

Balance – June 30, 2020	671,677	$3.17

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

The weighted average contractual life remaining on the outstanding options at June 30, 2020 is 102 months.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

The following table summarizes information about the options under the Incentive Plan outstanding and exercisable at June 30, 2020:

Number of Options (#)	Exercisable at June 30, 2020 (#)	Range of Exercise Prices	Expiry Dates

238	238	$768.60	Nov 2020
214	214	C$638.40	Nov 2021
238	238	$304.08	Dec 2022
3,499	3,499	$35.28 - 93.24	Sep 2023-Mar 2025
315,123	274,448	C$2.16	Aug 2027-Dec 2028
352,365	122,836	$3.16	Feb 2030
671,677	401,473

The fair value of options granted during the nine months ended June 30, 2020 and 2019 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Nine Months Ended
	June 30, 2020	June 30, 2019

Risk free interest rate	1.45%	1.98%
Expected life	5 years	4 years
Expected share price volatility	104.14%	79.46%
Expected dividend yield	0.00%	0.00%

The Company recorded $511,966 and $36,300 of share-based compensation expenses for the nine months ended June 30, 2020 and 2019 respectively, and $123,191 and $11,420 for the three months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the Company had approximately $360,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 32 months.

Issued and outstanding common shares:

	Number of Common Shares (#)	Common Shares
Balance – December 31, 2018	3,239,902	$1,111,253

Conversion of preferred shares upon reverse acquisition	3,376,112	$6,260,299
Share consideration transferred upon reverse acquisition	888,454	4,633,499

Balance – September 30, 2019	7,504,468	$12,005,051

Common shares issued	1,354,691	$3,070,358
Common shares issued upon exercise of warrants	2,736	$52,229
Share issuance costs	-	(342,735)

Balance – June 30, 2020	8,861,895	$14,784,903

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Issued and outstanding preferred shares:

	Class A Preferred Shares (#)	Class A Preferred Shares
Balance – December 31, 2018	1,007,143	$6,064,013

Preferred return on Class A preferred shares	-	196,286
Conversion upon reverse acquisition	(1,007,143)	(6,260,299)

Balance – September 30, 2019 and June 30, 2020	-	$-

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

The Company evaluated the Class A preferred shares and the embedded conversion option. The embedded conversion option did not meet the criteria for bifurcation and was therefore classified to equity.

10. Financial instruments

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

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

The Company is also exposed to credit risk at period end from the carrying value of its cash and cash equivalents and accounts and other receivable. The Company manages this risk by maintaining bank accounts with Canadian Chartered Banks, U.S. banks believed to be credit worthy,  U.S. Treasury Bills and money market mutual funds of U.S. government securities. The Company’s cash is not subject to any external restrictions. The Company assesses the collectability of accounts receivable through a review of the current aging, as well as an analysis of historical collection rates, general economic conditions and credit status of customers.  Credit risk for HST refunds receivable is not considered significant since amounts are due from the Canada Revenue Agency.

 (c) Foreign exchange risk

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (“FX”) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At June 30, 2020, the Company and its Canadian subsidiary had assets of C$2.6 million and the U.S. dollar was equal to 1.3643 Canadian dollars. Based on the exposure at June 30, 2020, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $192,000.

(d) Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. In meeting its liquidity requirements, the Company closely monitors its forecasted cash requirements with expected cash drawdown.

11. Segmented information

The Company's operations comprise a single reportable segment engaged in the research and development, manufacturing and commercialization of innovative pharmaceutical products. As the operations comprise a single reportable segment, amounts disclosed in the financial statements for loss for the period, depreciation and total assets also represent segmented amounts.

12. Loss per share

The Company had securities outstanding which could potentially dilute basic EPS in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would have been anti-dilutive.

13. Related party transactions

During the periods presented, the Company incurred the following related party transactions:

●
During the nine months ended June 30, 2020 and 2019, the Company incurred rent expense of $57,079 and $57,896 from a related company, respectively, and $18,508 and $18,790 for the three months ended June 30, 2020 and 2019, respectively. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties.

●
No royalty expenses to a director related to product sales by the California subsidiary were incurred during the nine months ended June 30, 2020 and 2019. During the nine months ended June 30, 2020, accounts payable and accrued liabilities of $23,457 at September 30, 2019 was paid to that director for product sales by the California subsidiary during 2019.

14. Subsequent events

The ongoing COVID-19 pandemic has severely impacted global economic activity and has caused material disruptions to almost every industry directly or indirectly. The full impact of the pandemic remains uncertain and ongoing developments related to the pandemic may cause material impacts to the Company’s future operations, clinical study timelines and financial results. While the full impact of the COVID-19 pandemic to business and operating results presents additional uncertainty, the Company’s management continues to use reasonably available information to assess impacts to the Company’s business plans and financial condition.

Class A Purchase Warrants to purchase an aggregate of up to 1,016,036 common shares and Class B Purchase Warrants to purchase an aggregate of up to 677,358 common shares became exercisable on July 8, 2020, and placement agent warrants to purchase an aggregate of 12,364 common shares became exercisable on July 6, 2020. Subsequent to June 30, 2020 and through August 10, 2020, 552,383 shares have been issued upon exercise of Class A, Class B, placement agent and previously exercisable compensation warrants with proceeds of approximately $2.42 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of June 30, 2020 and our audited consolidated financial statements for the nine-month period ended September 30, 2019 included in our Annual Transition Report on Form 10-KT, filed with the Securities and Exchange Commission on December 12, 2019.

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

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of June 30, 2020 and September 30, 2019, and for the three and nine months ended June 30, 2020 and 2019 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing clinical-stage drugs for inflammatory and immune-related diseases with clear unmet medical needs. Our lead product candidate, EB01, is an sPLA2 inhibitor for the topical treatment of chronic allergic contact dermatitis (ACD), a common, potentially debilitating condition and occupational illness. EB01 employs a novel, non-steroidal mechanism of action and in two clinical studies has demonstrated statistically significant improvement of multiple symptoms in ACD patients. We are currently enrolling subjects in a Phase 2b clinical study evaluating EB01.

We also hold exclusive rights to two late-stage monoclonal antibodies, designated as EB05 and EB06, which block certain immune signaling proteins, known as TLR4 and CXCL10. These molecules are associated with a broad range of diseases, including the inflammation associated with infectious diseases. Due to the global health emergency, we have prioritized the development of EB05 as a potential treatment for acute respiratory distress syndrome (ARDS) resulting from COVID-19 and other conditions. EB05 has previously demonstrated efficacy in blocking TLR4 signaling in two previous clinical studies. We have filed provisional patents for use of these drug candidates in ARDS and have sought government grants and other support to expedite clinical studies. Given sufficient funding and as further described below, we plan to initiate a Phase 2/Phase 3 clinical study of EB05.

In addition to our current programs, we intend to expand the utility of our sPLA2 inhibitor technology, which forms the basis for EB01, across other dermatological and gastrointestinal indications, such as hemorrhoids disease (HD). We also believe that based on their mechanism of action and role in key immune signaling pathways, our monoclonal antibody drug candidates have potential therapeutic benefits in other disease indications. As a clinical-stage company, we have not generated revenue from our product candidates to date.

Recent Developments

Agreement with NovImmune SA

On April 17, 2020, our wholly owned subsidiary Edesa Biotech Research, Inc. entered into an exclusive license agreement with NovImmune SA, which operates under the brand Light Chain Bioscience, whereby we obtained exclusive rights throughout the world to certain know-how, patents and data relating to the monoclonal antibodies targeting TLR4 and CXCL10 (the Constructs). Edesa will use the exclusive rights to develop products containing the Constructs (the Licensed Products) for therapeutic, prophylactic and diagnostic applications in humans and animals. Unless earlier terminated, the term of the license agreement will remain in effect for twenty-five years from the date of first commercial sale of Licensed Products. Subsequently, the license agreement will automatically renew for five (5) year periods unless either party terminates the agreement in accordance with its terms.

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

In exchange for the exclusive rights to develop and commercialize the Constructs, we have issued to NovImmune $2.5 million of newly designated Series A-1 Convertible Preferred Shares pursuant to the terms of a securities purchase agreement entered into between the parties concurrently with the license agreement. In addition, Edesa is committed to payments of various amounts to NovImmune upon meeting certain development, approval and commercialization milestones as outlined in the license agreement up to an aggregate amount of $363.5 million, primarily relating to future potential commercial approval and sales milestones. We also have a commitment to pay NovImmune a royalty based on net sales of Licensed Products in countries where Edesa directly commercializes Licensed Products and a percentage of sublicensing revenue received by Edesa in the countries where Edesa does not directly commercialize Licensed Products.

In connection with the license agreement and pursuant to a purchase agreement entered into by the parties on April 17, 2020, we acquired from NovImmune its inventory of the TLR4 antibody for an aggregate purchase price of $5.0 million, payable in two installments in 2021 and 2022.

Phase 2/Phase 3 Clinical Study of EB05

EB05 is a monoclonal antibody targeting TLR4. EB05 has been engineered to alter inflammatory signaling by binding to and blocking the activation of TLR4. Specifically, EB05 dampens TLR4 signaling by blocking receptor dimerization (and subsequent intracellular signaling cascades), therefore broadly blocking potentially any TLR4 ligands. Based on previous clinical data and this mechanism of action, we believe that EB05 could ameliorate inflammatory cascades in hospitalized COVID-19 patients, thereby reducing lung injury, ventilation rates and mortality. In previous Phase 1 and Phase 2 clinical studies, EB05 has demonstrated favorable safety and tolerability profiles. EB05 has demonstrated the ability to resolve fever as well as stabilize heart rates and breathing rates in human test subjects who were injected with a potent inducer of acute systemic inflammation.

In June 2020, we received approval from Health Canada to initiate a Phase 2/Phase 3 clinical study of EB05 as a potential treatment for hospitalized COVID-19 patients. In July 2020, we also filed a new Investigational New Drug Application (IND) for EB05 with the FDA, which is pending review. As planned, Edesa's Phase 2/Phase 3 study will be an adaptive, multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of EB05 in adult hospitalized patients who have or are at risk of developing ARDS. We plan to enroll up to 450 patients in the first phase of the trial. Patients will be infused intravenously with a single dose of EB05 or placebo. Should the drug treatment demonstrate promising results at the Phase 2 readout, the protocol allows for enrollment to continue as a pivotal Phase 3 study. The newly filed IND application for the COVID-19 study supplements and references an existing approved IND for EB05.

Equity Offering

On January 8, 2020, we completed a registered direct offering of 1,354,691 common shares, no par value, and a concurrent private placement of Class A Purchase Warrants to purchase an aggregate of up to 1,016,036 common shares and Class B Purchase Warrants to purchase an aggregate of up to 677,358 common shares. We received net proceeds of $3.89 million, after deducting fees to the placement agent and other offering expenses. The Class A Warrants are exercisable beginning July 8, 2020 at a price of $4.80 and expire on July 8, 2023. The short-term Class B Warrants are exercisable beginning July 8, 2020 at a price of $4.00 and expire on November 8, 2020. As part of the placement agent’s compensation for the offering, we also issued warrants to purchase an aggregate of 12,364 common shares to the placement agent. The placement agent warrants are exercisable beginning July 6, 2020 at a price of $3.20 and expire on January 6, 2025. The net proceeds will be used for working capital, including research and development expenses, and held in temporary investments and cash equivalents until expended.

Phase 2b Clinical Study of EB01

In April 2020, we filed a protocol amendment with the FDA for our ongoing Phase 2b clinical study in allergic contact dermatitis. The amendment provides for, among other changes, a reduction in the number of in-person office visits, allowances for remote telehealth appointments and other procedural updates to simplify enrollment and patient care. The changes to the protocol are designed, in part, to respond to and mitigate the impacts of the COVID-19 pandemic on investigational centers. These impacts include governmental orders to restrict travel and practice social distancing, as well as governmental and institutional directives to devote critical healthcare resources to the COVID-19 pandemic. Since March 2020, at least five of our investigational sites have temporarily paused new patient randomization in the study, either voluntarily, out of an abundance of caution for patient and staff safety, or at the direction of local governments or institutions. The number of active sites has been dynamic and unpredictable, and the Company is in the process of identifying and screening additional investigational sites to either replace or supplement current sites. Investigators have not experienced any interruption in clinical trial supply of drug product for the study as a result of the COVID-19 pandemic. At this time, it is unclear if the temporary pausing of enrollment at certain investigational sites, or mitigations being implemented by our clinical management team to simplify enrollment and patient care, will materially impact the timeline for completing this study. However, the blinded interim readout will occur later than originally anticipated.

Significant Accounting Policies and Estimates

Edesa’s significant accounting policies are described in Note 3 to our audited consolidated financial statements for the nine-month period ended September 30, 2019 included in our Annual Transition Report on Form 10-KT, filed with the Securities and Exchange Commission on December 12, 2019. There are no significant changes in those policies for the quarter ended June 30, 2020 except that we adopted Accounting Standards Codification (ASC) Topic 842 Leases on October 1, 2019, as discussed in Note 2 to this quarterly report, and we added accounting policies for intangible assets and convertible preferred shares, as discussed in Notes 5 and 8 to this quarterly report.

Results of Operations

Financial results for any periods ended prior to June 7, 2019 reflect the financials of our subsidiary Edesa Biotech Research, Inc. on a standalone basis.

Comparison of the Nine Months Ended June 30, 2020 and 2019

Our total revenues for the nine months ended June 30, 2020 were $0.33 million, reflecting sale of product inventory obtained in the reverse acquisition completed in June 2019. There were no significant revenues for the nine months ended June 30, 2019.

Total operating expenses increased by $2.45 million to $4.72 million for the nine months ended June 30, 2020 compared to $2.27 million for the same period last year:

●
Our cost of sales and services was $0.02 million for the nine months ended June 30, 2020, reflecting the sales of product inventory obtained in the reverse acquisition. There were no product sales in the same period last year.

●
Our research and development expenses increased by $1.30 million to $2.17 million for the nine months ended June 30, 2020 compared to $0.87 million for the same period last year. The increase was primarily due to increased external research expenses related to the clinical study of our EB01 drug product candidate, and increased activities and preparations related to the planned Phase 2/Phase 3 clinical study of our EB05 drug candidate as a potential treatment for hospitalized COVID-19 patients, as well as increased salary and related personnel expenses.

●
Our general and administrative expenses increased by $1.13 million to $2.53 million for the nine months ended June 30, 2020 compared to $1.40 million for the same period last year. The increase was primarily due to increased salary and related personnel expenses, increased legal and professional fees and higher public company expenses.

Total other income decreased by $0.04 million to $0.04 million for the nine months ended June 30, 2020 compared to $0.08 million for the same period last year primarily due to fluctuations in Canadian dollar exchange rates. Interest income was relatively unchanged.

Our net loss for the nine months ended June 30, 2020 was $4.35 million, or $0.52 per basic share, compared to a net loss of $2.19 million, or $0.61 per basic share, for the nine months ended June 30, 2019.

Comparison of the Three Months Ended June 30, 2020 and 2019

Our total revenues for the three months ended June 30, 2020 were $0.11 million, reflecting sale of product inventory obtained in the reverse acquisition completed in June 2019. There were no significant revenues for the three months ended June 30, 2019.

Total operating expenses increased by $0.56 million to $1.88 million for the three months ended June 30, 2020 compared to $1.32 million for the same period last year:

●
Our cost of sales and services was less than $0.01 million for the three months ended June 30, 2020, reflecting the sales of product inventory obtained in the reverse acquisition. There were no product sales in the same period last year.

●
Our research and development expenses increased by $0.64 million to $1.14 million for the three months ended June 30, 2020 compared to $0.50 million for the same period last year. The increase was primarily due to increased external research expenses related to the clinical study of our EB01 drug product, and increased activities and preparations related to the planned Phase 2/Phase 3 clinical study of our EB05 drug candidate as a potential treatment for hospitalized COVID-19 patients.

●
Our general and administrative expenses decreased by $0.09 million to $0.73 million for the three months ended June 30, 2020 compared to $0.82 million for the same period last year primarily due to a decrease in legal fees, which was partially offset by increased salary and related personnel expenses and higher public company expenses.

Total other income decreased by $0.02 million to less than $0.01 million for the three months ended June 30, 2020 compared to $0.03 million for the same period last year primarily due to fluctuations in Canadian dollar exchange rates and decreases in interest income caused by lower interest rates.

Our net loss for the three months ended June 30, 2020 was $1.77 million, or $0.20 per basic share, compared to a net loss of $1.29 million, or $0.30 per basic share, for the three months ended June 30, 2019.

Capital Expenditures

Our capital expenditures primarily consist of purchases of computer and office equipment. There were no significant capital expenditures for the three months and nine months ended June 30, 2020 and 2019.

Liquidity and Capital Resources

Our operations have historically been funded through issuances of preferred shares that were converted into common shares, loans that were converted into common shares and government grants. As a clinical-stage company we have not generated significant revenue, and we expect to incur operating losses as we continue our efforts to acquire, develop, seek regulatory approval for and commercialize product candidates and execute on our strategic initiatives. For the nine-month periods ended June 30, 2020 and 2019, we reported net losses of $4.35 million and $2.19 million, respectively.

On January 8, 2020, we completed a registered direct offering of 1,354,691 common shares, no par value and concurrent private placement of Class A Purchase Warrants to purchase an aggregate of up to 1,016,036 common shares and Class B Purchase Warrants to purchase an aggregate of up to 677,358 common shares, resulting in net proceeds of approximately $3.89 million.

At June 30, 2020, we had cash and cash equivalents of $5.64 million, working capital of $5.24 million, shareholders’ equity and temporary equity of $7.80 million and an accumulated deficit of $11.10 million. From July 8 to August 10, 2020, the exercise of Class A, Class B, placement agent and compensation warrants resulted in the issuance of 552,383 common shares and cash proceeds to the Company of approximately $2.42 million.

We plan to finance company operations over the course of the next twelve months with cash and cash equivalents on hand. Management has flexibility to adjust this timeline by a making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations, we may also seek additional financing through the sale of equity, government grants, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. If we determine it is advisable to raise additional funds, there is no assurance that adequate funding will be available to us or, if available, that such funding will be available on terms that we or our shareholders view as favorable. Market volatility and concerns over a global recession related to the COVID-19 pandemic may have a significant impact on the availability of funding sources and the terms at which any funding may be available.

Research and Development

Our primary business is the development of innovative therapeutics for inflammatory and immune-related diseases with clear unmet medical needs. We focus our resources on research and development activities, including the conduct of clinical studies and product development, and expense such costs as they are incurred. Our research and development expenses have primarily consisted of employee-related expenses, including salaries, benefits, taxes, travel, and share-based compensation expense for personnel in research and development functions; expenses related to process development and production of product candidates paid to contract manufacturing organizations, including the cost of acquiring, developing, and manufacturing research material; costs associated with clinical activities, including expenses for contract research organizations; and clinical trials and activities related to regulatory filings for our product candidates, including regulatory consultants.

Research and development expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Research and Development expenses for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. Our research and development costs were $2.17 million and $0.87 million for the nine months ended June 30, 2020 and 2019, respectively, and $1.14 million and $0.50 million for the three months ended June 30, 2020 and 2019, respectively. The increase was due primarily to an increase in clinical research expenses associated with the Phase 2b clinical study of our EB01 product candidate, and increased activities and preparations related to the planned Phase 2/Phase 3 clinical study of our EB05 drug candidate as a potential treatment for hospitalized COVID-19 patients.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2020. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of June 30, 2020, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We issued 2,736 common shares upon cashless exercise of compensation warrants during the quarter ended June 30, 2020. The securities were issued in reliance upon Rule 144 promulgated under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Edesa Biotech, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020, and incorporated herein by reference).

3.2	Notice of Articles of Edesa Biotech, Inc. (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2020, and incorporated herein by reference).

10.1+
License Agreement by and between Edesa Biotech Research, Inc. and NovImmune SA dated April 17, 2020 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020, and incorporated herein by reference).

10.2+
Purchase Agreement by and between Edesa Biotech Research, Inc. and NovImmune SA dated April 17, 2020 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 23, 2020, and incorporated herein by reference).

10.3+
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

Date: August 12, 2020	EDESA BIOTECH, INC.

/s/ Kathi Niffenegger
Kathi Niffenegger
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)