Form 10-K
period 2020-09-30
Edesa Biotech, Inc.
filed 2020-12-07
CIK 1540159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

As of March 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common shares held by non-affiliates was approximately $8,422,972, which was calculated based on 8,859,159 common shares outstanding as of that date, of which 3,935,968 common shares were held by non-affiliates at the closing price of the registrant’s common shares on The Nasdaq Capital Market on such date.

As of December 2, 2020, the registrant had 10,523,087 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EDESA BIOTECH, INC.
ANNUAL REPORT ON FORM 10-K
  Year Ended September 30, 2020

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

PART I

Item 1.    BUSINESS.

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing clinical-stage drugs for inflammatory and immune-related diseases with clear unmet medical needs. Our two lead product candidates, EB05 and EB01, are in later stage clinical studies.

EB05 is a monoclonal antibody therapy that we are developing as a treatment for Acute Respiratory Distress Syndrome (ARDS) in COVID-19 patients. ARDS is a life-threatening form of respiratory failure, and the leading cause of death among COVID-19 patients. ARDS can be also caused by bacterial pneumonia, sepsis, chest injury and other causes. Specifically, EB05 inhibits toll-like receptor 4 (TLR4), a key immune signaling protein and an important mediator of inflammation that has been shown to be activated by SARS-COV2 as well as other respiratory infections such as influenza. In multiple third-party studies, high serum levels of alarmins (damage signaling molecules) that bind to and activate TLR4 are associated with poor outcomes and disease progression in COVID-19 patients. Since EB05 has demonstrated the ability to block signaling irrespective of the presence or concentration of the various molecules that frequently bind with TLR4, we believe that EB05 could ameliorate TLR4-mediated inflammation cascades in ARDS patients, thereby reducing lung injury, ventilation rates and mortality. In November 2020, we initiated a Phase 2/Phase 3 clinical study of EB05 and are currently enrolling subjects.

In addition to EB05, we are developing an sPLA2 inhibitor, designated as EB01, as a topical treatment for chronic allergic contact dermatitis (ACD), a common, potentially debilitating condition and occupational illness. EB01 employs a novel, non-steroidal mechanism of action and in two clinical studies has demonstrated statistically significant improvement of multiple symptoms in ACD patients. We initiated a Phase 2B clinical study evaluating EB01 for chronic ACD in the fourth calendar quarter of 2019 and are currently enrolling subjects.

In addition to our current clinical programs, we intend to expand the utility of our technologies and clinical-stage assets across other indications.

Competitive Strengths

We believe that we possess a number of competitive strengths that position us to become a leading biopharmaceutical company focused on inflammatory and immune-related diseases, including:

●
Validated technology and drug development capabilities. We believe that the strength of our technologies has been validated by favorable clinical data from Phase 1 and Phase 2 studies; and, our multiple arrangements with third parties to develop and commercialize their clinical-stage drug candidates.

●
Novel pipeline addressing large underserved markets. Our product candidates include novel clinical-stage compounds and antibodies that have significant scientific rationale for effectiveness. By initially targeting large markets that have significant unmet medical needs, we believe that we can drive adoption of new products and improve our competitive position. For example, we believe that the novel, non-steroidal mode of action of our sPLA2 technology will be appealing alternatives for managing the symptoms of ACD and hemorrnoids disease (HD). These diseases impact millions of people in the United States and Canada, and can have significant effects on patients’ quality of life and, in the case of many chronic ACD patients and their employers, significant workplace-related costs and limitations.

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

●
Experienced leadership. Our leadership team possesses core capabilities in dermatology, infectious diseases, gastrointestinal medicine, drug development and commercialization, chemistry, manufacturing and controls, and finance. Our founder, Chief Executive Officer, Pardeep Nijhawan, MD, FRCPC, AGAF, is a board-certified gastroenterologist and hepatologist with a successful track record of building life science businesses, including Medical Futures, Inc., which was sold to Tribute Pharmaceuticals in 2015. In addition to our internal capabilities, we have also established a network of key opinion leaders, contract research organizations, contract manufacturing organizations and consultants. As a result, we believe we are well positioned to efficiently develop novel treatments for inflammatory and immune-related diseases.

Our Business Strategy

We plan to develop and commercialize innovative drug products that address unmet medical needs for large, underserved markets where there is limited competition. Key elements of our strategy include:

●
Rapidly develop EB05 as a novel therapy for hospitalized COVID-19 patients. We intend to apply our expertise in immune modulation and inflammation therapies and clinical trial management to rapidly develop EB05 as a potential treatment for ARDS. With potential investigational sites in multiple jurisdictions, we believe there will be sufficient patients available and that we can complete the study amid the global health crisis. Should the antibody treatment demonstrate promising results at the Phase 2 readout, we plan to continue with a pivotal Phase 3 study, subject to funding and additional regulatory approvals in certain jurisdictions.

●
Establish EB01 as the leading treatment for chronic ACD. Our goal is to obtain regulatory approval for EB01 and commercialize EB01 for use in the treatment of ACD. Based on promising clinical trial results in which patients treated with EB01 experienced statistically significant improvements of their symptoms with minimal side effects, we initiated a Phase 2B clinical study evaluating EB01. The protocol includes a blinded interim readout following the completion of the first part of the Phase 2B study. In November 2020, we completed enrollment of more than 50% of the patients planned for this part of a study.

●
Selectively targeting additional indications. In addition to our ARDS and ACD programs, we plan to efficiently generate proof-of-concept data for other programs where modulation of immune pathways or the inhibition of sPLA2 activity may have therapeutic benefits. For example, we are planning a proof-of-concept clinical study of our sPLA2 technology as a potential treatment for patients with HD, subject to funding and the resumption of normal, pre-pandemic operations at targeted clinical sites.

●
In-license promising product candidates. We are applying our cost-effective development approach to advance and expand our pipeline. Our current product candidates are in-licensed from academic institutions or other biopharmaceutical companies, and, from time to time, we plan to identify, evaluate and potentially obtain rights to and develop additional assets. Our objective is to maintain a well-balanced portfolio with product candidates across various stages of development. In general, we seek to identify product candidates and technology that represent a novel therapeutic approach, are supported by compelling science, target an unmet medical need, and provide a meaningful commercial opportunity. We do not currently intend to invest significant capital in basic research, which can be expensive and time-consuming.

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

Acute Respiratory Distress Syndrome (ARDS)

Acute respiratory distress syndrome (ARDS) is a life-threatening form of respiratory failure, and the leading cause of death among COVID-19 patients. In addition to virus-induced pneumonia, ARDS can be caused by bacterial pneumonia, sepsis, chest injury and other causes.

Specifically, ARDS involves an exaggerated immune response leading to inflammation and injury to the lungs that deprives the body of oxygen. ARDS is classified as mild, moderate and severe by using an arterial partial pressure of oxygen (PaO2) to fraction of inspired oxygen (FIO2) threshold of 300, 200, and 100 mm Hg, respectively. For moderate to severe cases, there are currently few meaningful treatments, other than supplemental oxygen and mechanical ventilation, and patients suffer high mortality rates. Prior to COVID-19, ARDS accounted for 10% of intensive care unit admissions, representing more than 3 million patients globally each year. ARDS has historically affected approximately 200,000 patients each year in the United States, resulting in nearly 75,000 deaths annually, according to medical literature.

Countering the exaggerated innate immune response in ARDS has been a key area of interest among researchers. One of the most studied targets has been Toll-like receptor 4 (TLR4) – a key component of the innate immune system and an important mediator of inflammation. Since TLR4 detects molecules found in pathogens and also binds to endogenous molecules produced as a result of injury, it is a key receptor on which both infectious and noninfectious stimuli converge to induce a proinflammatory response. Specifically, TLR4 signaling activates leukocytes to secrete proinflammatory cytokines (i.e., CXCL10, IL-6, IFN-b, IL-1b, TNF-a), which under certain circumstances can result in a “cytokine storm” – a severe immune reaction in which the body releases too many cytokines into the blood too quickly.

Such upregulation of TLR4 and its associated cytokines has been observed in SARS-CoV-2 as well as other respiratory infections such as influenza. In multiple third-party studies, high serum levels of alarmins, such as calprotectin and HMGB1(high mobility group protein B1), that bind to and activate TLR4 are associated with poor outcomes and disease progression in COVID-19 patients. In addition, TLR4 inhibition (antagonism) prevents cytokine production at a very early stage and has been shown to have a protective effect. For example, in preclinical studies in mice, it was demonstrated that administration of a TLR4 antagonist blocked influenza-induced lethality and ameliorated virus-induced acute lung injury. Antagonism of TLR4 has also been shown to modulate the secretion of proinflammatory cytokines (IL-6, CRP, IFNb, TNF-a, CXCL-10, IL8 and MIP-1b). Based on this data as well as previous clinical results, we believe that the modulation of the TLR4 provides a compelling opportunity to treat ARDS.

EB05

Overview and Status

EB05 is a monoclonal antibody (mAb) that has been engineered to alter inflammatory signaling by binding to and blocking the activation of TLR4. Specifically, EB05 dampens TLR4 signaling by blocking receptor dimerization (and subsequent intracellular signaling cascades). The drug has demonstrated the ability to block signaling irrespective of the presence or concentration of the various molecules that frequently bind with TLR4, known as ligands. Based on this broad mechanism of action, we believe that EB05 could ameliorate TLR4-mediated inflammation cascades in ARDS patients, thereby reducing lung injury, ventilation rates and mortality. EB05 has demonstrated the ability to resolve fever and stabilize heart and breathing rates in human subjects that were injected with lipopolysaccharide (LPS) – a potent inducer of the acute systemic inflammation. In previous Phase 1 and Phase 2 clinical studies, EB05 has demonstrated favorable safety and tolerability profiles.

Our Phase 2/3 protocol has been approved in Canada. We have also received approved for the Phase 2 portion of our study in the United States. The company is currently enrolling patients at U.S. and Canadian hospitals.

As planned, our Phase 2/Phase 3 study is an adaptive, multicenter, randomized, double-blind, placebo-controlled trial to evaluate the efficacy and safety of EB05 in adult hospitalized COVID-19 patients. We expect to enroll approximately 316 patients. Patients will be intravenously infused with EB05 or placebo. Standard-of-care COVID-19 treatment will be given to all patients. The total follow-up duration of each patient will be 28 days. Should the drug treatment demonstrate promising results at the Phase 2 readout, the protocol allows for enrollment to continue as a pivotal Phase 3 study in Canada. In the U.S., we expect to have an end of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) to finalize the Phase 3 protocol.

Previous Phase 1 and Phase 2 Clinical Studies of EB05

In a randomized, double blind, placebo-controlled, PK/PD guided Phase 1 study, 60 healthy volunteers were given escalating, single intravenous infusion of EB05 in the absence and presence of an in vivo LPS challenge. Forty-eight (48) subjects were exposed to escalating doses between 0.001 to 15 mg/kg in Part 1 of the study. The highest dose of EB05 displayed a pharmacological effect (defined by 80% inhibition of cytokine after ex vivo LPS challenge) lasting up to 14 weeks. Twelve (12) subjects were exposed to an in vivo LPS challenge (2 ng/kg) in Part 2 of the study. Of these, 3 received EB05 at a dose of 0.01 mg/kg and 9 at a dose of 0.25 mg/kg. No safety signals were identified after administration up to a dose of 15 mg/kg.

In a previous Phase 2 clinical study, EB05 was administered to 57 rheumatoid arthritis patients and demonstrated a favorable safety and tolerability profile. Patients received intravenous infusions of EB05 at 5mg/kg every 2 weeks for a total of 6 doses. EB05 blocked cytokine release after ex vivo LPS challenge, with full effect from a dose of 1 mg/kg onwards. The duration of inhibition of cytokine release was dependent on the dose and lasted up to 14 weeks at a dose of 15 mg/kg. The pharmacological effects of EB05 after the ex vivo and in vivo LPS challenges were comparable. At a dose of 0.25 mg/kg, EB05 prevented the laboratory and clinical changes induced by an in vivo LPS administration, up to 22 days. LPS effects were fully recovered between 22 and 40 days after EB05 administration.

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

Current treatment plans begin by attempting to identify and remove exposure to the allergen. However, the offending allergen(s) is frequently not identified, and even when it is, avoiding exposure is often not possible (e.g., present in the workplace), according to our market research. To our knowledge, there are no drug treatment options specifically indicated for ACD. As such, physicians must utilize agents approved for other dermatological conditions. Topical corticosteroids are the most commonly used therapeutic intervention for ACD but cannot be used continuously since they have well-known side-effects including skin thinning, stretch marks, acne, testicular atrophy, nosebleeds, stinging, burning and dryness. Other topical treatments for ACD include immunomodulators such as topical calcineurin inhibitors. However, these are less efficacious than topical corticosteroids and have an FDA “black box warning” for risk of malignancies. Systemic corticosteroids can be used for acute control of severe cases of ACD but have safety concerns including hypothalamic-pituitary-adrenal axis suppression, growth suppression and loss of bone-density, thereby limiting the utility of steroids for treating chronic disease. Finally, patients may be treated with systemic immunomodulators, which have a series of “black box warnings” and associated safety issues. Systemic therapies also need to be tapered off each time the physician wants to patch test allergens to identify the source of a patient’s ACD.

EB01

Overview and Status

EB01 is a topical vanishing cream containing a novel, non-steroidal anti-inflammatory compound. EB01 exerts its anti-inflammatory activity through the inhibition of certain pro-inflammatory enzymes known as secretory phospholipase 2, or sPLA2. These enzymes are secreted by immune cells upon their activation and produce arachidonic acid via phospholipid hydrolysis, which, in turn, initiates a broad inflammatory cascade. The sPLA2 enzyme family plays a key role in initiating inflammation associated with many diseases, and we believe that targeting the sPLA2 enzyme family with enzyme inhibitors will have a superior anti-inflammatory therapeutic effect because the inflammatory process will be inhibited at its inception rather than after inflammation has occurred.

In October 2019, we initiated patient enrollment for a multi-center Phase 2B clinical study evaluating EB01 as a monotherapy for patients with moderate to severe chronic ACD. The double-blind, vehicle-controlled study will primarily evaluate the safety and efficacy of EB01 in ACD patients. Investigators will also evaluate symptom reduction, quality of life and dose-relationships among various strengths of EB01 cream as secondary and exploratory measures. We plan to perform a blinded interim analysis following the completion of the first cohort to determine the total number of patients for the second part of the study. The sample-size adaptive protocol contemplates up to 166 total subjects.

In April 2020, we filed a protocol amendment with the FDA. The amendment provides for, among other changes, a reduction in the number of in-person office visits, allowances for remote telehealth appointments and other procedural updates to simplify enrollment and patient care during the COVID-19 pandemic. The pandemic has generally resulted in slower than expected enrollment due in part to temporary closures of investigational sites and the scheduling of fewer office visits by physicians for social distancing purposes. In November 2020, we completed enrollment of more than 50% of the patients planned for the first part of a study. While enrollment is now steady and ongoing, due to the changing nature of the pandemic and potential future closures of clinical sites, we are unable to predict with certainly the timing for the interim analysis or the completion of the study.

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

A second, larger (n=30) bilateral study was conducted to assess 2.0% EB01 cream applied twice daily for 21 consecutive days in connection with the treatment of ACD. To be included in the study, patients had to have bilateral ACD with a CDSI score of at least 10 on each side, with no more than a 1-point difference between lesions. At Day 21, EB01-treated lesions had a mean improvement from baseline of 56%, compared to 24% for those treated with placebo cream (p < 0.001). Efficacy of the 2.0% EB01 cream was maintained through Day 42 (21-days after ending treatment) with a 49% decrease in total CDSI score for 2.0% EB01 cream-treated hands, compared to 15% in the vehicle-treated hands (p < 0.001). Within the total CDSI score, EB01 demonstrated statistically significant reductions for each of the individual CDSI components (dryness, scaling, redness, pruritus, and fissures).

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

EB02

Overview and Status

Our EB02 drug candidate represents a potential extension of our sPLA2 anti-inflammatory technology. Based on our analysis of clinical data in dermatitis, we believe that EB02, which is currently formulated as a cream, may be effective in treating the erythema, swelling and exudation associated with HD. Specifically, sPLA2 has been demonstrated to be a mediator of processes that characterize hemorrhoidal pathophysiology, including inflammation and micro- vascularization.

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

Our exploratory Phase 2a study is designed to assess the safety and efficacy of EB02 among hemorrhoid patients at investigational centers in Canada. The study plan includes up to 48 subjects in a randomized, double-blind, vehicle-controlled design. Should the initial results be encouraging, we plan to transition from a proof of concept study to a Phase 2 study of up to 80 to 400 subjects. In light of our focus on the development of EB05, we are currently evaluating the timing for the initiation of this planned study of EB02.

Other Product Candidates

We are also seeking to advance additional product candidates, including EB06, which is an monoclonal antibody candidate that binds specifically and selectively to chemokine ligand 10 (CXCL10) and inhibits the interaction of CXCL10 with its receptor. In addition, we plan to continue to identify, evaluate and potentially obtain rights to and develop additional clinical assets across various stages of development, focusing primarily on inflammatory and immune-related diseases.

Intellectual Property and Key Licenses

We have an exclusive license from Yissum Research Development Company, the technology transfer company of Hebrew University of Jerusalem Ltd. (Yissum), for patents and patent applications that cover our product candidates EB01 and EB02 in the United States, Canada, Australia and various countries in Europe. Method of use patents, for which we hold an inbound license from Yissum and an affiliate of Yissum, have been issued for use in dermatologic and gastrointestinal conditions and infections that will expire in 2024. We expect to seek patent term extension in the United States related to time under IND, which could add up to three to five years of additional protection. Additional patents subject to the license agreement have been filed by Yissum which we believe, if issued, could potentially prevent generic substitution until after 2033.

We also hold an exclusive license from NovImmune SA, for patents and patent applications that cover our product candidates EB05 and EB06 in the United States, Canada and various other countries. Composition of matter patents, for which we hold an inbound license from NovImmune, have been issued that will expire as late as 2033 and 2028, respectively. We expect to seek patent term extension in the United States related to time under IND, which could extend protection. We have also filed additional method of use patent applications which we believe, if issued, could potentially prevent biosimilar substitution until as late as 2041.

In the event we are successful in commercializing a new drug candidate, we believe we would be eligible for data/market exclusivity, in addition to exclusivity rights granted through patent protection. We would be eligible for up to five years of exclusivity for EB01 and EB02 and up to twelve years of exclusivity for EB05 or EB06 after approval in the United States, and eight years of exclusivity after approval in Canada and ten years of exclusivity after approval in the European Union in any case.

We expect patents and other proprietary intellectual property rights to be an essential element of our business. We intend to protect our proprietary positions by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions, and improvements. We also rely on trade secrets, know-how, continuing technological innovation and other in-licensing opportunities to develop and maintain our proprietary position.  Our success will depend, in part, on our ability to obtain and maintain proprietary protection for our product candidates, technology, and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing our proprietary rights.

License Agreement with NovImmune SA

On April 17, 2020, our wholly-owned subsidiary Edesa Biotech Research, Inc. entered into an exclusive license agreement with NovImmune SA, which operates under the brand Light Chain Bioscience, whereby we obtained exclusive rights throughout the world to certain know-how, patents and data relating to the monoclonal antibodies targeting TLR4 and CXCL10 (the “Constructs”). Edesa will use the exclusive rights to develop products containing these Constructs (the “Licensed Products”) for therapeutic, prophylactic and diagnostic applications in humans and animals. Unless earlier terminated, the term of the license agreement will remain in effect for twenty-five years from the date of first commercial sale of Licensed Products. Subsequently, the license agreement will automatically renew for five (5) year periods unless either party terminates the agreement in accordance with its terms.

Under the license agreement, we are exclusively responsible, at our expense, for the research, development manufacture, marketing, distribution and commercialization of the Constructs and Licensed Products and to obtain all necessary licenses and rights. Edesa is required to use commercially reasonable efforts to develop and commercialize the Constructs in accordance with the terms of a development plan established by the parties. In exchange for the exclusive rights to develop and commercialize the Constructs, we issued to NovImmune $2.5 million of newly designated Series A-1 Convertible Preferred Shares pursuant to the terms of a securities purchase agreement entered into between the parties concurrently with the license agreement. In addition, Edesa is committed to payments of various amounts to NovImmune upon meeting certain development, approval and commercialization milestones as outlined in the license agreement up to an aggregate amount of $356 million. We also have a commitment to pay NovImmune a royalty based on net sales of Licensed Products in countries where Edesa directly commercializes Licensed Products and a percentage of sublicensing revenue received by Edesa in the countries where Edesa does not directly commercialize Licensed Products.

The license agreement provides that Light Chain will remain the exclusive owner of existing intellectual property in the Constructs and that Edesa will be the exclusive owner of all intellectual property resulting from the exploitation of the Constructs pursuant to the license. Subject to certain limitations, Edesa is responsible for prosecuting, maintaining and enforcing all intellectual property relating to the Constructs. During the term of the agreement, Edesa also has the option to purchase the licensed patents and know-how at a price to be negotiated by the parties. If Edesa defaults or fails to perform any of the terms, covenants, provisions or its obligations under the license agreement, Light Chain has the option to terminate the license agreement, subject to providing Edesa an opportunity to cure such default. The license agreement is also terminable by Light Chain upon the occurrence of certain bankruptcy related events pertaining to Edesa. In connection with the license agreement and pursuant to a purchase agreement entered into by the parties on April 17, 2020, we acquired from NovImmune its inventory of the TLR4 antibody for an aggregate purchase price of $5.0 million, payable in two installments in 2021 and 2022.

License and Development Agreement with Pendopharm

On August 27, 2017, our wholly owned subsidiary, Edesa Biotech Research, Inc. entered into an exclusive license and development agreement with Pendopharm, a division of Pharmascience Inc. Pursuant to the license and development agreement, we granted to Pendopharm an exclusive license throughout Canada to certain know-how, patents and data for the sole purpose of obtaining regulatory approval for certain pharmaceutical products to allow Pendopharm to distribute, market and sell the licensed products for human therapeutic use in certain gastrointestinal conditions. If Pendopharm elects not to seek regulatory approval of the applicable product, the applicable product will be removed from the license rights granted to Pendopharm and will revert to us. If Pendopharm elects to seek regulatory approval in Canada for the sale and marketing of the applicable product, Pendopharm will be responsible for obtaining regulatory approval for the applicable licensed product in Canada. In exchange for the exclusive rights to market, import, distribute, and sell the pharmaceutical products, Pendopharm is required to pay us a royalty in respect of aggregate annual net sales for each pharmaceutical product sold in Canada. Unless earlier terminated, the term of the license and development agreement will expire, on a licensed product by licensed product basis, on the later to occur of (i) the date that is 13 years after the first commercial sale of the licensed product in Canada; (ii) the date of expiry of the last valid licensed patent in Canada relating to the licensed product; or (iii) the date of expiry of any period of exclusivity granted to the licensed product by a regulatory authority in Canada. The license and development agreement shall also terminate upon the termination of certain license agreements that Edesa has with third parties. Pendopharm also has the right to terminate the license and development agreement for any reason upon 120 days notice to us.

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

Manufacturing and Marketing

We rely, and expect to continue to rely for the foreseeable future, on third party contract manufacturing organizations, or CMOs, to produce both our synthetic chemical and biological product candidates for clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We believe that this strategy will enable us to direct operational and financial resources to the development of our product candidates rather than diverting resources to establishing manufacturing infrastructure. Our arrangements with our manufacturers are subject to industry-standard terms and conditions and manufacturing is performed on an as-requested basis. We believe there is sufficient supplies of raw materials and manufacturing capacity with our current manufacturers, as well as others, to service our current and future product needs. We do not have current plans to establish laboratories or manufacturing facilities for significant clinical production.

Because we are focused on the discovery and development of drugs, we do not have any marketing or distribution capabilities, nor are we at a stage where we would have any customers for our investigational medicines. If we receive marketing approval in the United States, Canada or Europe for a product candidate, we plan to build the capabilities to commercialize the product candidate in the applicable region with our own focused, specialized sales force. Outside of the United States and Canada, we plan to selectively utilize collaboration, distribution or other marketing arrangements with third parties to commercialize our product candidates. Also, we intend to selectively seek licensing, collaboration or similar arrangements to assist us in furthering the development or commercialization of product candidates targeting large primary care markets that must be served by large sales and marketing organizations.

Competition

The pharmaceutical and biotechnology industry is highly competitive, and the development and commercialization of new drugs is influenced by rapid technological developments and innovation. We face competition from companies developing and commercializing products that will be competitive with our drug candidates, including large pharmaceutical and smaller biotechnology companies, many of which have greater financial and commercial resources than we do. For our EB01 and EB02 product candidates, our potential competitors include Aclaris Therapeutics, Inc., Brickell Biotech, Inc., Citius Pharmaceuticals Inc., Dermavant Sciences, Inc. and Leo Pharma A/S. For COVID-19, there are hundreds of competing therapies under evaluation, including prophylactic vaccines for the SARS-Cov2 virus, experimental stem cell therapies and repurposed commercial drugs. Our potential competitors include, among others: Aqualung Therapeutics Corporation, Athersys, Inc., Caladrius Biosciences, Inc., Enzychem Lifesciences Corp., Merck & Co., Inc., Mesoblast Limited, Regeneron Pharmaceuticals, Inc. and Roche Holding AG. Some of the competing product development programs may be based on scientific approaches that are similar to our approach, and others may be based on entirely different approaches. Potential competitors also include new entrants to the market, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization of products similar to ours or that otherwise target indications that we are pursuing. Key factors affecting the success of any approved product will be its efficacy, safety profile, drug interactions, method of administration, pricing, reimbursement and level of promotional activity relative to those of competing drugs. We believe that our product candidates will compete favorably with respect to such factors. However, we may not be able to maintain our competitive position against current and potential competitors.

Government Regulation

We plan to conduct clinical studies and seek approvals for our product candidates in the United States, Canada and other jurisdictions. Therefore, we currently are, and may in the future be, subject to a variety of national and regional regulations governing clinical trials as well as commercial sales and distribution of our products, if approved.

To conduct clinical trials for our product candidates, we rely on third parties, such as contract research organizations, medical institutions, and clinical investigators. Although we have entered into agreements with these third parties, we continue to be responsible for confirming that each of our clinical trials is conducted in accordance with our investigational plan or research protocol, as well as International Conference on Harmonization Good Clinical Practices, or GCP, which include guidelines for conducting, recording and reporting the results of clinical trials.

The FDA in the United States, Health Canada in Canada, the European Medicines Agency (EMA) in the European Union and comparable regulatory agencies in foreign countries impose substantial requirements on the clinical development, manufacture and marketing of pharmaceutical products and product candidates. These agencies and other federal, state, provincial and local entities regulate research and development activities and the testing, manufacture, packaging, importing, distribution, quality control, safety, effectiveness, labeling, storage, record-keeping, approval and promotion of our products and product candidates. All of our product candidates will require regulatory approval before commercialization. In particular, therapeutic product candidates for human use are subject to rigorous preclinical and clinical testing and other statutory and regulatory requirements of the United States, Canada, the EU and foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements require substantial time, effort and financial resources.

United States

In the United States, the FDA regulates drugs under the federal Food, Drug and Cosmetic Act as well as the Public Health Service (PHS) Act for biological drugs. The process required by the FDA before our product candidates may be marketed in the United States generally involves the following:

●
Pre-clinical testing. Drug developers complete extensive pre-clinical laboratory tests, animal studies and formulation studies, performed in accordance with the FDA’s Good Laboratory Practice regulations and other applicable requirements. These studies typically assess efficacy, toxicology and pharmacokinetics.

●
Submission to the FDA of an Investigational New Drug application (IND), which must become effective before human clinical trials may begin. As part of an IND application to the FDA, trial sponsors submit the results of pre-clinical tests, together with manufacturing information and analytical data. The IND automatically becomes effective 30-days after receipt by the FDA, unless the FDA, within the 30-day time frame, has questions or concerns about the proposed study. In such a case, the IND sponsor and the FDA must resolve any outstanding items before the clinical trial can begin. A separate submission to an existing IND must also be made for each successive phase of a clinical trial conducted during product development.

●
Approval by a central or institutional review board (IRB), or ethics committee at each clinical trial site before each trial may be initiated. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completion. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

●
Multiple Phases of Human Clinical Trials. Drug developers conduct adequate and well-controlled human clinical trials that establish the safety and efficacy of the product candidate for the intended use, typically in the following three stages, which are often sequential but may overlap:

o
Phase 1: The clinical trials are initially conducted in a limited population to test the product candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. Phase 1 clinical trials can be designed to evaluate the impact of the product candidate in combination with currently approved drugs.

o
Phase 2: These clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information before beginning a larger and more expensive Phase 3 clinical trial.

o
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

●
Manufacturing Facilities. Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with Current Good Manufacturing Practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity.

●
New Drug Application (NDA) or Biologics License Application (BLA). The results of the nonclinical studies and clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the drug and proposed labeling, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the drug for one or more specified indications. The FDA reviews an application to determine, among other things, whether a drug is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP to assure and preserve the product's identity, strength, quality and purity. FDA approval of an NDA or BLA must be obtained before a drug may be offered for sale in the United States. The FDA may deny approval of an NDA or BLA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data. Even if such data are submitted, the FDA may ultimately decide that the application does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators do. Once issued, the FDA may withdraw a drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require further testing, including Phase 4 clinical trials (post-marketing), and surveillance programs to monitor the effect of approved drugs which have been commercialized. The FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to a drug, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or BLA or a supplement, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials. In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers.

Satisfaction of FDA regulations and requirements or similar requirements of state, local and foreign regulatory agencies typically take several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a product candidate is intended to treat a chronic disease, as is the case with some of our product candidates, safety and efficacy data must be gathered over an extended period.

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

Canada

Health Canada is the Canadian federal authority that regulates, evaluates and monitors the safety, effectiveness, and quality of drugs, medical devices, and other therapeutic products available to Canadians. Health Canada’s regulatory process for review, approval and regulatory oversight of products is similar to the regulatory process conducted by the FDA. To initiate clinical testing of a drug candidate in human subjects in Canada, a Clinical Trial Application (CTA) must be filed with and approved by Health Canada. In addition, all federally regulated trials must be approved and monitored by research ethics boards. The review boards study and approve study-related documents and monitor trial data.

Prior to being given market authorization for a drug product, a manufacturer must present substantive scientific evidence of a product’s safety, efficacy and quality as required by the Food and Drugs Act (Canada) and its associated regulations, including the Food and Drug Regulations. This information is usually submitted in the form of a New Drug Submission (NDS). Health Canada reviews the submitted information, sometimes using external consultants and advisory committees, to evaluate the potential benefits and risks of a drug. If after of the review, the conclusion is that the patient benefits outweigh the risks associated with the drug, the drug is issued a Drug Identification Number (DIN), followed by a Notice of Compliance (NOC), which permits the market authorization holder (i.e., the NOC and DIN holder) to market the drug in Canada. Drugs granted an NOC may be subject to additional postmarket surveillance and reporting requirements.

All establishments engaged in the fabrication, packaging/labeling, importation, distribution, and wholesale of drugs and operation of a testing laboratory relating to drugs are required to hold a Drug Establishment License to conduct one or more of the licensed activities unless expressly exempted under the Food and Drug Regulations. The basis for the issuance of a Drug Establishment License is to ensure the facility complies with cGMP as stipulated in the Food and Drug Regulations and as determined by cGMP inspection conducted by Health Canada. An importer of pharmaceutical products manufactured at foreign sites must also be able to demonstrate that the foreign sites comply with cGMP, and such foreign sites are included on the importer’s Drug Establishment License.

Regulatory obligations and oversight continue following the initial market approval of a pharmaceutical product. For example, every market authorization holder must report any new information received concerning adverse drug reactions, including timely reporting of serious adverse drug reactions that occur in Canada and any serious unexpected adverse drug reactions that occur outside of Canada. The market authorization holder must also notify Health Canada of any new safety and efficacy issues that it becomes aware of after the launch of a product.

Employees

As of December 2, 2020, we have 12 full-time employees: five employees are primarily engaged in research and development, and seven employees are engaged in management, administration, business development and finance. All employees are located in Canada or the U.S. None of our employees are members of any labor unions.

Legal Proceedings

We are not currently subject to any material legal proceedings.

Business Combination

On June 7, 2019, we completed a business combination with Edesa Biotech Research, Inc., formerly known as Edesa Biotech Inc. (“Edesa Research”), a company organized under the laws of the province of Ontario in 2015, in accordance with the terms of a Share Exchange Agreement, dated March 7, 2019, by and among the Company, Edesa Research and the shareholders of Edesa Research. At the closing of the transaction, we acquired the entire issued share capital of Edesa Research, with Edesa Research becoming a wholly owned subsidiary of ours. Also on June 7, 2019, in connection with and following the completion of the reverse acquisition, we effected a 1-for-6 reverse split of our Common Shares and changed our name to “Edesa Biotech, Inc.” At the closing of the transaction, the Edesa Research shareholders exchanged their shares for 88% of our outstanding shares on a fully diluted basis.

Corporate Information

We are incorporated under the laws of British Columbia, Canada, and operate through our wholly owned subsidiaries, Edesa Biotech Research, Inc. an Ontario, Canada corporation and Edesa Biotech USA, Inc., a California, USA corporation founded in 1999 (formerly known as Stellar Biotechnologies, Inc. prior to November 2020). In June 2019, we acquired the Ontario corporation through a reverse acquisition and changed our name from Stellar Biotechnologies, Inc. to Edesa Biotech, Inc. We subsequently changed the name of the Ontario subsidiary to Edesa Biotech Research, Inc. (formerly Edesa Biotech Inc.). The California subsidiary was acquired through a reverse merger in April 2010, when the company was organized as a Canadian capital pool company.

Our executive offices are located at 100 Spy Court, Markham, Ontario, L3R 5H6, Canada. Our phone number is 289-800-9600. Our registered and records office is 2900 - 550 Burrard Street, Vancouver, British Columbia, V6C 0A3, Canada. Our website address is www.edesabiotech.com. The contents of our website are not part of our SEC reports for any purpose or otherwise incorporated by reference. Any references to website addresses contained in this report are intended to be inactive textual references only.

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

Since inception, we have incurred significant operating losses. As of September 30, 2020, we have an accumulated deficit of $13.1 million. We have historically financed operations primarily through issuances of common shares, the exercise of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed the development of any of our drug candidates.

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

We depend heavily on the success of our drug product candidates. If we are unable to obtain regulatory approval or commercialize one or more of these experimental treatments, or experience significant delays in doing so, our business will be materially harmed.

Our ability to generate product revenues, which may not occur for multiple years, if at all, will depend heavily on the successful development and commercialization of our drug product candidates. The success of our product candidates will depend on a number of factors, including the following:

●
our ability to obtain additional capital from potential future licensing, collaboration or similar arrangements or from any future offering of our debt or equity securities;
●
our ability to identify and enter into potential future licenses or other collaboration arrangements with third parties and the terms of the arrangements;
●
our timing to obtain applicable regulatory approvals;
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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any of our product candidates, which would materially harm our business. Many of these factors are beyond our control. Accordingly, we may never be able to generate revenues through the license or sale of any of our product candidates.

Public health threats could have an adverse effect on our operations and financial results.

Public health threats could adversely affect our ongoing or planned research and development activities, particularly SARS-CoV-2 (which causes the disease now called COVID-19). The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Global epidemics, such as the coronavirus, could also negatively affect site activation, as well as recruitment and retention, at sites in a region or city whose health care system becomes overwhelmed due to the illness, which could have a material adverse effect on our business and our results of operation and financial condition.

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

Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, or the FCPA, and other anti-corruption laws that apply in countries where we do business and may do business in the future. The FCPA and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. We are also subject to other laws and regulations governing our international operations, including regulations administered by the government of the United States and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or Trade Control laws by U.S. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and collaborators, including intentional failures to comply with FDA or Office of Inspector General regulations or similar regulations of comparable non-U.S. regulatory authorities, provide accurate information to the FDA or comparable non-U.S. regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

The wind down of our Stellar subsidiary’s legacy business may not deliver the expected results or may create unexpected liabilities.

Following the business combination completed in June 2019, we refocused our business on the development of innovative therapeutics for inflammatory and immune-related diseases. Since then, we have implemented plans to sell off or wind down the principal assets and operations of our Stellar subsidiary’s legacy business, which includes product inventory. We cannot be sure that the sale and wind down of Stellar’s operations will eliminate costs related to the legacy business; or result in any unplanned expenditures or unknown, contingent or other liabilities, including litigation arising in connection with legacy operations or sales of Stellar’s product inventory. If our plans do not achieve the expected results, our business and results of operations will be adversely impacted.

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

The clinical trial designs, endpoints and outcomes that will be required to obtain marketing approval for our drug candidates are uncertain. We may never receive marketing approval for our drug candidates.

To our knowledge, there are currently no FDA-approved drug treatment options specifically approved for many of the disease indications we are targeting with our drug candidates. Accordingly, there may not be well-established development paths and outcomes. The FDA, Health Canada or any other regulatory authority outside of the United States may determine that the designs or endpoints of any trial that we conduct, or that the outcome shown on any particular endpoint in any trial that we conduct, are not sufficient to establish a clinically meaningful benefit for our drug candidates, or otherwise, to support approval, even if the primary endpoint(s) of the trial is met with statistical significance. If this occurs, our business could be materially harmed. Moreover, if the regulatory authorities require us to conduct additional clinical trials beyond the ones that we currently contemplate, our finances and results from operations will be adversely impacted. If our clinical studies meet their respective primary endpoints, we plan to request an end of Phase 2 meeting with the regulators and/or seek marketing approval. We cannot predict whether each of these regulatory agencies will agree that our study data and information will be sufficient to meet the requirements for filing a marketing application or the standards for approval. If the regulatory agencies determine that more data and information are needed, it could delay and/or negatively impact our ability to obtain regulatory approval to market and sell a particular product candidate.

If the commercial opportunity in chronic ACD or COVID-19-induced ARDS is smaller than we anticipate, our future revenue from EB01 or EB05, as applicable, will be adversely affected and our business will suffer.

It is critical to our ability to grow and become profitable that we successfully identify patients with chronic ACD or COVID-19-induced ARDS. Our projections of the number of people who have these conditions as well as the subset who have the potential to benefit from treatment with EB01 or EB05, are based on a variety of sources, including third-party estimates and analyses in the scientific literature, and may prove to be incorrect. Further, new information may emerge that changes our estimate of the prevalence of these diseases or the number of patient candidates for these drug candidates. The effort to identify patients for our other potential target indications is at an early stage, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for our drug candidates may be limited or may not be amenable to treatment with our drug candidates, and new patients may become increasingly difficult to identify or access. If the commercial opportunity for these conditions is smaller than we anticipate, our future financial performance may be adversely impacted.

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

Our sPLA2 product candidates employ a novel mechanism of action. To our knowledge no drug companies have successfully commercialized an sPLA2 inhibitor and as a result the efficacy and long-term side effects are not known. There is no guarantee that we will successfully develop and/or commercialize an sPLA2 inhibitor and/or that our product candidates will have no adverse side effects.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Competitors may also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining approvals from regulatory authorities and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are approved for broader indications or patient populations, or are more convenient or less expensive than any products that we develop and commercializes. Our competitors may also obtain marketing approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market. If approved, our product candidates will compete for a share of the existing market with numerous other products being used to treat ACD, ARDS, or any other indications for which we may receive government approval.

Even if we are able to commercialize one of our product candidates, the product may become subject to unfavorable pricing regulations, third- party reimbursement practices or healthcare reform initiatives, which would harm our business.

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

Our ability to commercialize EB01, EB05 or any other product candidate successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

We do not currently have any agreements with third-party manufacturers for the long-term clinical or commercial supply of any of our product candidates and may in the future be unable to scale-up and/or conclude agreements for commercial supply with commercial third-party manufacturers on acceptable terms, or at all. Even if we are able to establish and maintain arrangements with third-party manufacturers, they may encounter difficulties in achieving volume production, laboratory testing, quality control or quality assurance or suffer shortages of qualified personnel, any of which could result in our inability to manufacture sufficient quantities to meet clinical timelines for a particular product candidate, to obtain marketing approval for the product candidate or to commercialize the product candidate. We may compete with other companies for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

If the third parties that we contract to manufacture product for our preclinical tests and clinical trials cease to continue to do so for any reason or if we elect to change suppliers, we likely would experience delays in advancing these clinical trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement suppliers on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive marketing approval on a timely and competitive basis.

The manufacturing of our monoclonal antibody candidates is complex and subject to a multitude of risks.  These manufacturing risks could substantially increase our costs and limit supply of these drug candidates for clinical development, and commercialization.

The manufacture of our monoclonal antibody candidates requires processing steps that are more complex than those required for most small molecule drugs As a result of the complexities in manufacturing biologics, the cost to manufacture biologics in general, and our cell product candidates in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing processes are less reliable and are more difficult to reproduce.  Although we are working with third parties to develop reproducible and commercially viable manufacturing processes for our product candidates, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, and timely availability of reagents or raw materials.

We may make changes as we continue to evolve the manufacturing processes for our product candidates for advanced clinical trials and commercialization, and we cannot be sure that even minor changes in these processes will not cause our product candidates to perform differently and affect the results of our ongoing clinical trials, future clinical trials, or the performance of the product once commercialized. In some circumstances, changes in manufacturing operations, including to our protocols, processes, materials or facilities used, may require us to perform additional preclinical or comparability studies, or to collect additional clinical data from patients prior to undertaking additional clinical studies or filing for regulatory approval for a product candidate. These requirements may lead to delays in our clinical development and commercialization plans for our product candidates, and may increase our development costs substantially.

We may also decide to transfer certain manufacturing process know-how and certain intermediates to other contract manufacturing organizations. Transferring manufacturing testing and processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. We and any CMOs or third parties that we engage for manufacturing our product candidates will need to conduct significant development work to transfer these processes and manufacture each of our product candidates for clinical trials and commercialization.  In addition, we may be required to demonstrate the comparability of material generated by any CMO or third parties that we engage for manufacturing our product candidates with material previously produced and used in testing. The inability to manufacture comparable drug product by us or our CMO could delay the continued development of our product candidates.

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

We may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates. Collaborations are complex and time-consuming to negotiate and document and we face significant competition in seeking appropriate collaborators. In addition, there have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we would likely need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA, Health Canada and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market EB01, EB05 or any other Edesa product candidate from regulatory authorities in any jurisdiction.

We have only limited experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates and expect to rely on third-party contract research organizations to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and effectiveness. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that EB01, EB05 or any of our other product candidates is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use.

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

Even if marketing approval of a product candidate is granted, an approved product and our manufacturer and marketer are subject to ongoing review and extensive regulation, including the possible requirement to implement a risk evaluation and mitigation strategy or to conduct costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. In addition, manufacturers of approved products and those manufacturers’ facilities are required to ensure that quality control and manufacturing procedures conform to cGMP, which include requirements relating to quality control, quality assurance and documentation. Accordingly, assuming we receive marketing approval for one or more of our product candidates, we and our contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Thus, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

Risks Related to Our Intellectual Property

We are dependent on license relationships with third parties for our key drug development programs.

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

In April 2020, we entered into an exclusive license agreement with NovImmune SA to obtain exclusive rights throughout the world to certain know-how, patents and data relating to the monoclonal antibodies targeting TLR4 and CXCL10. We are using these rights to develop EB05 as a potential treatment for ARDS resulting from COVID-19. If we default or fail to perform any of the terms, covenants, provisions or our obligations under the License Agreement, NovImmune has the option to terminate the License Agreement, subject to advance notice to cure such default. Any termination of this license agreement would have a materially adverse impact on our business and results from operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of our internal control over financial reporting. As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are currently exempt from the auditor attestation requirement of Section 404(b). If we lose this eligibility, we will incur increased personnel and audit fees in connection with the additional audit requirements. If we fail to maintain the adequacy of our internal control over financial reporting, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot in the future favorably assess the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our share price.

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

We may be deemed a passive foreign investment company, and as a result, U.S. shareholders may be subject to special taxation rules that restrict capital gains treatment, unless the shareholders make a timely tax election to treat the company as a qualified electing fund.

A special set of U.S. federal income tax rules applies to a foreign corporation that is deemed a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes. Based on our audited financial statements, income tax returns, and relevant market and shareholder data, we believe that we likely will not be classified as a PFIC in the September 30, 2020 taxable year. There can be no assurance, however, that we will not be considered to be a PFIC for any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control, generally cannot be determined until the close of the taxable year in question, and is determined annually. If we are deemed to be a PFIC during the current or any future taxable year, U.S. shareholders would be subject to special taxation rules related to gain on sale or disposition of our shares and excess distributions unless they make a timely election to treat our shares as a qualified electing fund (“QEF election”). A QEF election cannot be made unless we provide U.S. shareholders the information and computations needed to report income and gains pursuant to a QEF election. Without a QEF election, U.S. shareholders may not be able to use capital gains tax treatment and may be subject to potentially adverse tax consequences. Given the complexities of the PFIC and QEF election rules, U.S. shareholders may need to incur the time and expense of consulting a tax adviser about these rules.

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

Holders

As of December 2, 2020, we had 10,523,087 common shares outstanding, with 27 shareholders of record. The number of record shareholders was determined from the records of our stock transfer agent and does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Canadian Federal Income Tax Consequences Applicable to Holders in the United States

The following summary of the material Canadian federal income tax consequences is stated in general terms and is not intended to be legal or tax advice to any particular shareholder. Management urges holders to consult their own tax advisor with respect to the income tax consequences applicable to them based on their own particular circumstances.

This summary is applicable only to holders who are resident in the United States for income tax purposes, have never been resident in Canada for income tax purposes, deal at arm’s length with the company, hold their Common Shares as capital property and who will not use or hold the Common Shares in carrying on business in Canada. This summary does not discuss any non-Canadian income or other tax consequences of acquiring, holding or disposing of Common Shares.

This summary is based upon the provisions of the Income Tax Act (Canada) and the regulations thereunder (collectively, the Tax Act or ITA) and the Canada-United States Tax Convention (1980) as amended (the Tax Convention) at the date of this Annual Report on Form 10-K and the current administrative practices of the Canada Revenue Agency. This summary does not take into account provincial income tax consequences. The comments in this summary that are based on the Tax Convention are applicable to U.S. Holders only if they qualify for benefits under the Tax Convention.

Dividends

A Holder will be subject to Canadian withholding tax (Part XIII Tax) equal to 25%, or such lower rates as may be available under an applicable tax treaty, of the gross amount of any dividend paid or credited or deemed to be paid or credited to the Holder on the Common Shares. For example, under the Tax Convention, where dividends on the Common Shares are considered to be paid to a Holder that is the beneficial owner of the dividends and is a resident of the United States for the purposes of, and is entitled to all the benefits of, the Tax Convention, the applicable rate of Canadian withholding tax is generally reduced to 15%. The company will be required to withhold the applicable amount of Part XIII Tax from each dividend so paid and remit the withheld amount directly to the Receiver General for Canada for the account of the Holder. We have not declared any dividends on our common shares since our incorporation and do not anticipate that we will do so in the foreseeable future.

Disposition of Common Shares

A Holder who is a resident of the United States and realizes a capital gain on a disposition of Common Shares will generally be exempt from Canadian income tax on that capital gain, unless the shares are taxable Canadian property.

Provided the Common Shares are listed on a “designated stock exchange” (as defined in the Tax Act) (which currently includes the Nasdaq Capital Market) at the time of disposition, the Common Shares will generally not constitute taxable Canadian property of a Holder at that time, unless any of the following conditions are met: (a) at the time of disposition more than 50% of the fair market value of the Common Shares is derived directly or indirectly from real property situated in Canada, which generally includes certain Canadian natural resource properties; (b) the Common Shares formed part of the business property of a permanent establishment that the Holder has or had in Canada within the 12 months preceding disposition; or (c) the Holder is an individual who (i) was a resident of Canada at any time within the ten years immediately preceding the disposition, and for a total of 120 months during any period of 20 consecutive years, preceding the disposition, (ii) owned the Common Shares when the individual ceased to be resident in Canada, and (iii) the Common Shares were not subject to a deemed disposition on the Holder’s departure from Canada.. Notwithstanding the foregoing, a Common Share may otherwise be deemed to be taxable Canadian property to a Holder for purposes of the Tax Act in particular circumstances.

Inclusion in Taxable Income

A Holder who is subject to Canadian income tax in respect of a capital gain realized on a disposition of Common Shares must include one half of the capital gain (“taxable capital gain”) in computing the Holder’s taxable income earned in Canada. The Holder may, subject to certain limitations, deduct one half of any capital loss (“allowable capital loss”) arising on a disposition of taxable Canadian property from taxable capital gains realized in the year of disposition in respect of taxable Canadian property and, to the extent not so deductible, from such taxable capital gains of any of the three preceding years or any subsequent year.

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

Operating and Financial Review and Prospects

Overview

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and our wholly owned subsidiaries, Edesa Biotech Research, Inc. and Edesa Biotech USA, Inc. (formerly known as Stellar Biotechnologies, Inc.).

Our operations have been funded primarily through issuances of common shares, exercises of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed the development of any of our drug candidates. We believe our working capital is sufficient to support the Company’s operations for at least the next 12 months.

As a clinical-stage biopharmaceutical company, we expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue the development of, and seek marketing approvals for our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the United States and Canada. To fund operations, we may seek additional financing through the sale of equity, government grants, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions.

Results of Operations

Year Ended September 30, 2020 Compared to Nine-Month Period Ended September 30, 2019

Financial results for any periods ended prior to June 7, 2019 reflect the financials of our subsidiary Edesa Biotech Research, Inc. on a standalone basis. Upon the completion of the reverse acquisition, Edesa Biotech Research, Inc. changed its year end to September 30 from December 31 to align with our fiscal year end. As a result, our financial results for the full fiscal year ended September 30, 2020 may not be directly comparable to the nine-month period ended September 30, 2019.

Our total revenues decreased by 0.08 million to $0.33 million for the year ended September 30, 2020 compared to $0.41 million for the nine-month period ended September 30, 2019, reflecting a reduction in sales of product inventory obtained in the June 2019 reverse acquisition. Product sales are expected to continue to decline as a result of the discontinuation of legacy operations.

Our total operating expenses increased by $3.49 million to $6.73 million for the year ended September 30, 2020 compared to $3.24 million for the nine-month period ended September 30, 2019:

●
Cost of sales was $0.02 million for the year ended September 30, 2020 compared to $0.10 million for the nine-month period ended September 30, 2019, reflecting a reduction in sales of product inventory obtained in the reverse acquisition.

●
Research and development expenses were $3.33 million for the year ended September 30, 2020, reflecting increased external research expenses related to the clinical study of the company’s EB01 drug candidate, and increased activities and preparations related to the ongoing Phase 2/Phase 3 clinical study of EB05 as a potential treatment for hospitalized COVID-19 patients, as well as increased salary and related personnel expenses. Research and development expenses were $1.10 million for the nine-month period ended September 30, 2019.

●
General and administrative expenses were $3.38 million for the year ended September 30, 2020, reflecting increased salary and related personnel expenses, and increased public company expenses. General and administrative expenses were $2.05 million for the nine-month period ended September 30, 2019.

Total other income was $0.04 million for the year ended September 30, 2020, reflecting relatively lower interest income. Total other income was $0.06 million for the nine-month period ended September 30, 2019.

For the year ended September 30, 2020, our net loss was $6.36 million, or $0.74 per common share, compared to a net loss of $2.78 million, or $0.55 per common share, for the nine-month period ended September 30, 2019.

Capital Expenditures

Our capital expenditures primarily consist of computer and office equipment. There were no significant capital expenditures for the year ended September 30, 2020 and nine-month period ended September 30, 2019.

Liquidity and Capital Resources

As a clinical-stage company we have not generated significant revenue, and we expect to incur operating losses as we continue our efforts to acquire, develop, seek regulatory approval for and commercialize product candidates and execute on our strategic initiatives. Our operations have historically been funded through issuances of common shares, exercises of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. For the fiscal year ended September 30, 2020 and the nine-month period ended September 30, 2019, we reported net losses of $6.36 million and $2.78 million, respectively.

On January 8, 2020, we completed a registered direct offering of 1,354,691 common shares, no par value, and a concurrent private placement of Class A Purchase Warrants to purchase an aggregate of up to 1,016,036 common shares and Class B Purchase Warrants to purchase an aggregate of up to 677,358 common shares, resulting in net proceeds of approximately $3.89 million.

On September 28, 2020, we entered into the Equity Distribution Agreement with RBC Capital Markets, LLC (RBCCM), as sales agent, pursuant to which the company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $9.2 million in gross cash proceeds. Any shares offered and sold in the offering will be issued pursuant to the company’s shelf registration statement on Form S-3 (File No. 333-233567), which was declared effective on September 12, 2019; the prospectus supplement relating to the offering filed with the SEC on September 28, 2020; and any applicable additional prospectus supplements related to the offering that form a part of the registration statement. RBCCM will use commercially reasonable efforts to sell the common shares from time to time, based upon our instructions. We have no obligation to sell any of the shares, and may at any time suspend sales under the distribution agreement or terminate the agreement in accordance with its terms. The total amount of cash that may be generated under this distribution agreement is uncertain and depends on a variety of factors, including market conditions and the trading price of our common shares. No shares were sold under the distribution agreement prior to the end of the fiscal year.

At September 30, 2020, we had cash and cash equivalents of $7.21 million, working capital of $6.57 million, shareholders’ equity and temporary equity of $9.11 million and an accumulated deficit of $13.13 million. From October 1, 2020 to December 2, 2020, the exercise of Class A and Class B warrants resulted in the issuance of 243,369 common shares and cash proceeds of approximately $1.0 million. From October 1, 2020 to December 2, 2020, we sold 169,753 common shares under our distribution agreement with RBCCM for net proceeds of approximately $0.99 million.

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

Research and development expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Our research and development costs were $3.33 million and $1.10 million for the year ended September 30, 2020 and the nine-month period ended September 30, 2019, respectively. The increase was due primarily to increased activities and preparations related to the ongoing Phase 2/Phase 3 clinical study of our EB05 drug candidate as a potential treatment for hospitalized COVID-19 patients.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Foreign Exchange Risk

Our exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. We have balances in Canadian dollars which are subject to foreign currency fluctuations relating to the impact of translating to U.S. dollars for financial statements presentation. We also periodically exchange U.S. dollars for Canadian dollars since most operating expenses are incurred in Canadian dollars. The fluctuation of the U.S. dollar in relation to the Canadian dollar will have an impact upon our profitability and may also affect the value of our assets and the amount of shareholders’ equity. We have not entered into any agreements or purchased any instruments to hedge possible currency risks. At September 30, 2020, we had assets denominated in Canadian dollars of approximately C$3.24 million and the U.S. dollar exchange rate as at this date was equal to 1.3365 Canadian dollars. Based on the exposure at September 30, 2020, a 10% annual change in the Canadian/U.S. exchange rate would impact our net loss and other comprehensive loss by $0.24 million.

Concentration of Credit Risk

We are potentially subject to financial instrument concentration of credit risk through our cash and cash equivalents, US Treasury bills and accounts and other receivable. We place our cash and cash equivalents in US Treasury bills, money market mutual funds of U.S. government securities or financial institutions believed to be credit worthy and perform periodic evaluations of their relative credit standing. There were no Treasury bills outstanding at September 30, 2020 and 2019. Accounts receivable can be potentially exposed to a concentration of credit risk with our major customers. We assess the collectability of our accounts receivable through a review of our current aging, as well as an analysis of our historical collection rate, general economic conditions and credit status of our customers. Accounts and other receivable also include Harmonized Sales Tax (HST) refunds receivable from the Canada Revenue Agency. As of September 30, 2020 and 2019, all outstanding accounts and other receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded. We determine terms and conditions for our customers primarily based on the volume purchased by the customer, customer creditworthiness and past transaction history. Management works to mitigate our concentration of credit risk with respect to accounts receivable through our credit evaluation policies, reasonably short payment terms and geographical dispersion of sales.

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

Accounts and other receivable

We assess the collectability of our accounts receivable through a review of current aging, as well as an analysis of historical collection rates, general economic conditions and credit status of our customers.  Accounts and other receivable include Harmonized Sales Tax (HST) refunds receivable. As of September 30, 2020, all outstanding accounts and HST refunds receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.

Intangible assets

Intangible assets represent the exclusive world-wide rights to know-how, patents and data relating to certain monoclonal antibodies (“the Constructs”), including sublicensing rights, acquired by entering into a license agreement with a pharmaceutical development company. Unless earlier terminated, the term of the license agreement will remain in effect for 25 years from the date of first commercial sale of licensed products containing the Constructs. Subsequently, the license agreement will automatically renew for five-year periods unless either party terminates the agreement in accordance with its terms. We recognize intangible assets at their historical cost, amortized on a straight-line basis over their expected useful lives, which is 25 years, and subject to impairment review at the end of each reporting period.

Right-of-Use assets

We adopted Accounting Standards Codification (ASC) Topic 842 Leases for the year ended September 30, 2020 using the modified retrospective transition method. We elected the package of practical expedients in transition and the ongoing practical expedient not to recognize operating lease right-of-use assets and operating lease liabilities for short-term leases. As a result of adopting the new standard, we recognized operating lease right-of-use (“ROU”) assets and operating lease liabilities on the balance sheet for one operating lease with a term longer than 12 months at adoption. There was no impact to opening accumulated deficit. There were three short-term operating leases upon adoption that did not follow the ROU model. The ROU assets are initially measured at cost and amortized using the straight-line method through the end of the lease term. The lease liabilities are initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using our incremental borrowing rate.

Share-based compensation

We measure the cost of equity-settled transactions by reference to the fair value of the equity instruments at the date at which they are granted if the fair value of the goods or services received by the Company cannot be reliably estimated.

We grant options to buy common shares of the Company to its directors, officers, employees and consultants, and grants other equity-based instruments such as warrants to non-employees. The fair value of share-based compensation is measured on the date of grant, using the Black-Scholes option valuation model and is recognized over the vesting period net of estimated forfeitures for employees or the service period for non-employees. The provisions of our share-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore we classify the awards as equity. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option.

Translation of foreign currency transactions

Our reporting currency is the U.S. dollar. The financial statements of our wholly owned Canadian subsidiary is measured using the Canadian dollar as the functional currency. Assets and liabilities of the Canadian operation have been translated at year-end exchange rates and related revenue and expenses have been translated at average exchange rates for the year. Accumulated gains and losses resulting from the translation of the financial statements of the Canadian operation are included as part of accumulated other comprehensive loss, a separate component of shareholders' equity.

In respect of other transactions denominated in currencies other than our functional currency, the monetary assets and liabilities are translated at the year-end rates. Revenue and expenses are translated at rates of exchange prevailing on the transaction dates. Non-monetary balance sheet and related income statement accounts are remeasured into U.S. dollar using historical exchange rates. All of the exchange gains or losses resulting from these other transactions are recognized in the statements of operations and comprehensive loss.

Recent Accounting Pronouncements

Recent accounting pronouncements are contained in Note 3 to the financial statements, which are indexed under Item 15 of this Annual Report on Form 10-K.

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

Not applicable.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2020, were effective.

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

Management has used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013)” to evaluate the effectiveness of our internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting and concluded that such internal control over financial reporting was effective as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION.

On December 1, 2020, we entered into a new employment agreement with Ms. Niffenegger.  The disclosure under the heading “Employment Agreement with Kathi Niffenegger effective as of December 1, 2020” appearing in Part III of this Annual Report on Form 10-K is hereby incorporated herein by reference.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Our directors and their ages as of December 2, 2020 are set forth below.

Name	Age	Position(s) Held	Director Since
Lorin Johnson, PhD (2)	68	Director	June 7, 2019
Sean MacDonald (1)(2)(3)	44	Chairman of Board of Directors	June 7, 2019
Pardeep Nijhawan, MD	50	Director, Chief Executive Officer and Corporate Secretary	June 7, 2019
Frank Oakes	70	Director	April 9, 2010
Paul Pay (1)(2)	66	Director	June 7, 2019
Carlo Sistilli, CPA, CMA (1)(3)	64	Director	June 7, 2019
Peter van der Velden (3)	59	Director	June 7, 2019

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

Executive Officers

Set forth below is certain information with respect to the names, ages, and positions of our executive officers as of December 2, 2020. Biographical information pertaining to Dr. Nijhawan, who is a director and an executive officer, may be found in the above section entitled “Directors.” The executive officers serve at the pleasure of our Board of Directors.

Name	Age	Position(s) Held	Date of Appointment
Pardeep Nijhawan, MD	50	Director, Chief Executive Officer and Corporate Secretary	June 7, 2019
Kathi Niffenegger, CPA	63	Chief Financial Officer	November 1, 2013
Michael Brooks, PhD	42	President	June 7, 2019

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

Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors, executive officers, and beneficial owners of more than ten percent of our common shares file reports with the SEC on their initial beneficial ownership of our common shares and any subsequent changes. To our knowledge, based solely on a review of copies of such reports filed electronically with the Securities and Exchange Commission during the Company’s year ended September 30, 2020, during such period, each of our directors, executive officers, and beneficial owners of more than ten percent of our common shares filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics and Business Conduct is available on the Investor Relations section of our website at edesabiotech.com/investors/governance, in the Corporate Governance section, under the Governance Documents section. We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, our Code of Ethics and Business Conduct by posting such information on our website. Copies of our Code of Ethics and Business Conduct may be obtained, free of charge, by writing to our Corporate Secretary, Edesa Biotech, Inc., 100 Spy Court, Markham, ON Canada L3R 5H6.

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

Item 11.    EXECUTIVE COMPENSATION.

Executive Compensation

Our named executive officers for the year ended September 30, 2020 were Pardeep Nijhawan, MD, Director, Chief Executive Officer and Corporate Secretary; Kathi Niffenegger, CPA, Chief Financial Officer; and Michael Brooks, PhD, President.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to the named executive officers for the year ended September 30, 2020 and the nine-month period ended September 30, 2019.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Pardeep Nijhawan, MD	2020	$300,000	$56,000	$-	$55,204(2)	$411,204
Director, Chief Executive Officer	2019	105,461	-	-	24,571(2)	130,032
and Corporate Secretary

Kathi Niffenegger, CPA	2020	234,069	31,354	214,275	25,613(4)	505,311
Chief Financial Officer	2019 (3)	63,604	53,750	-	5,000(4)	122,354

Michael Brooks, PhD	2020	275,000	51,333	166,658	36,220(5)	529,211
President	2019	158,114	37,243	-	11,897(5)	207,254

(1)
The amounts shown in this column represent the aggregate grant date fair value of the share option awards computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 718, not the actual amounts paid to or realized by the named executive officers during the covered fiscal year. The assumptions used in determining grant date fair value of these awards are set forth in Note 9 to our audited consolidated financial statements for the year ended September 30, 2020 included in this Annual Report.

(2)
Represents (i) $32,435 in car allowance (ii) $2,187 in health insurance and (iii) $20,582 in vacation payout in 2020 and (i) $23,884 in car allowance and (ii) $687 in health insurance in 2019. The compensation was paid in Canadian dollars and was converted to US dollars using the average foreign exchange rate for the year from oanada.com.

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

(4)
Represents (i) $17,650 in health insurance and (ii) $7,963 in 401(k) company contributions in 2020 and (i) $3,719 in health insurance and (ii) $1,281 in 401(k) company contributions in 2019.

(5)
Represents (i) $24,015 in car allowance (ii) $2,213 in health insurance and (iii) $9,992 in vacation payout in 2020 and (i) $9,698 in car allowance and (ii) $2,199 in health insurance in 2019. The compensation was paid in Canadian dollars and was converted to US dollars using the average foreign exchange rate for the year from oanda.com.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Prior to the completion of our business combination with Edesa Research, Edesa Research had employment agreements in effect with Dr. Pardeep Nijhawan and Dr. Michael Brooks which are described below. Upon completion of our business combination transaction with Edesa Research, Dr. Nijhawan and Dr. Brooks each entered into new employment agreements with us which are also described below, and the old employment agreements were terminated. Kathi Niffenegger entered into a new employment agreement with us on December 1, 2020 as described below and the employment agreement she entered into upon completion of our business combination transaction with Edesa Research was superseded.

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

Employment Agreement with Pardeep Nijhawan effective as of June 7, 2019

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

Employment Agreement with Michael Brooks effective as of June 7, 2019

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

Employment Agreement with Kathi Niffenegger effective as of June 7, 2019

On June 7, 2019, we entered into an employment agreement with Ms. Niffenegger which has subsequently been superseded by the employment agreement with Ms. Niffenegger described below. Pursuant to the employment agreement, Ms. Niffenegger served as our Chief Financial Officer. Both Ms. Niffenegger and we had the right to terminate the employment relationship at any time, with or without cause. As compensation for her services to us, Ms. Niffenegger received a base salary of $215,000 per year, a discretionary bonus in an amount up to 25% of her base salary based on her performance and the company’s performance, a one-time hiring and retention bonus of $53,750 which was subject to partial claw back if Ms. Niffenegger voluntary terminated her employment prior to March 1, 2020 and such other employee benefits as are generally provided to similarly situated employees of the company. Ms. Niffenegger was also eligible for future share and/or option grants in accordance with our executive compensation policy as in effect from time to time as determined by our Compensation Committee subject to availability of shares and/or options for grant under our Equity Incentive Compensation Plan.

If Ms. Niffenegger’s employment with us was terminated for “Cause” (as defined in the employment agreement) or if Ms. Niffenegger resigned from her employment at any time, our only obligation was to provide Ms. Niffenegger with: (i) her accrued salary through and including her last day of employment (the “Separation Date”); (ii) reimbursement of any reimbursable expenses properly incurred through and including the Separation Date; and (iii) any benefit required under applicable law. If we terminate Ms. Niffenegger’s employment without “Cause” or if Ms. Niffenegger’s employment with us was “constructively terminated” (as defined in the employment agreement), our only obligations were: (a) to provide Ms. Niffenegger with the same payments and benefits as would be provided if we had terminated her employment for Cause; and (b) subject to Ms. Niffenegger’s execution of a release in our favor, Ms. Niffenegger would also have been paid, as severance, an amount equal to twelve months of her base salary at her then-current rate. In the event that Ms. Niffenegger’s employment was terminated or constructively terminated by us without Cause upon or within a twelve month period following a Change of Control (as defined in the employment agreement), Ms. Niffenegger was entitled to the payments and benefits as though she was terminated without “Cause”, plus an additional change of control payment equal to twelve months of her base salary.

The Agreement provided that during the term of Ms. Niffenegger’s employment with us, Ms. Niffenegger is prohibited from competing with our business and during such period and for a period of one year thereafter, Ms. Niffenegger is prohibited from soliciting for employment certain of our employees.

Employment Agreement with Kathi Niffenegger effective as of December 1, 2020

On December 1, 2020, we entered into an employment agreement with Ms. Niffenegger. Pursuant to the employment agreement, Ms. Niffenegger will continue to serve as our Chief Financial Officer. Both Ms. Niffenegger and we have the right to terminate the employment relationship at any time, with or without cause. As compensation for her services to us, Ms. Niffenegger will receive a base salary of $275,000 per year retroactive to June 1, 2020, a discretionary bonus in an amount up to 40% of her base salary based on her performance and the company’s performance and such other employee benefits as are generally provided to similarly situated employees of the company. Ms. Niffenegger may be eligible for future share and/or option grants in accordance with our executive compensation policy as in effect from time to time as determined by the independent members of our Board of Directors subject to availability of shares and/or options for grant under our Equity Incentive Compensation Plan.

If Ms. Niffenegger’s employment with us is terminated for “Cause” (as defined in the employment agreement) or if Ms. Niffenegger resigns from her employment at any time, our only obligation is to provide Ms. Niffenegger with: (i) her accrued salary and accrued unused vacation pay through and including her last day of employment (the “Separation Date”); (ii) reimbursement of any reimbursable expenses properly incurred through and including the Separation Date; and (iii) any benefit required under applicable law. If Ms. Niffenegger is terminated by us without “Cause”, our only obligations are (a) to provide Ms. Niffenegger with the same payments and benefits as would be provided if we had terminated her employment for Cause; and (b) subject to Ms. Niffenegger’s execution of a release in our favor, Ms. Niffenegger will also be paid, as severance (the “Severance Amount”), (i) a lump sum payment equal to twelve months of Ms. Niffenegger’s then current base salary, plus one additional month of base salary for every completed year of service since June 2019, not to exceed an aggregate of twenty-four months, (ii) a lump sum payment of any discretionary bonus for the prior calendar year already determined by our Board of Directors, but not yet paid; and (iii) a lump sum payment equal to Ms. Niffenegger’s potential discretionary bonus for the calendar year in which the Separation Date occurs, prorated over Ms. Niffenegger’s length of service in the calendar year in which her employment is terminated, calculated in accordance with the terms of the employment agreement. If Ms. Niffenegger’s employment is terminated or “constructively terminated” (as such term is defined in the employment agreement) by us without “Cause” upon or within a twelve month period following a Change of Control (as such term is defined in the employment agreement), Ms. Niffenegger shall be entitled to the Severance Amount described above, except that the portion of the Severance Payment established by (b)(i) shall be equal to twenty four months of Ms. Niffenegger’s base salary.

The Agreement provides that during the term of Ms. Niffenegger’s employment with us and for a period of one year thereafter, Ms. Niffenegger is prohibited from soliciting for employment certain of our employees. The Agreement also provides that both during and after Ms. Niffenegger’s employment with us, she is prohibited from (i) making use of our trade secrets to solicit on behalf of Ms. Niffenegger or any other person business from any of our customers and (ii) inducing or attempting to induce any person to sever any existing contractual relationship they have with us.

Outstanding Equity Awards at September 30, 2020

The following table summarizes the equity awards made to our named executive officers that were outstanding at September 30, 2020.

	Option Awards
Name	Award grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable (1)	Option exercise prices	Option expiration date
Pardeep Nijhawan, MD	9/26/17	47,490	-	C$2.16	9/26/27
	12/28/18	945	675(2)	C$2.16	12/28/28

Kathi Niffenegger, CPA	11/1/13	238	-	$768.60	11/1/20
	11/12/14	214	-	C$638.40	11/12/21
	12/22/15	238	-	$304.08	12/22/22
	12/20/16	238	-	$85.26	12/20/23
	3/12/18	833	-	$35.28	3/12/25
	2/12/20	40,828	47,871(3)	$3.16	2/12/30

Michael Brooks, PhD	8/28/17	136,416	-	C$2.16	8/28/27
	9/26/17	24,299	-	C$2.16	9/26/27
	12/28/18	945	675(2)	C$2.16	12/28/28
	2/12/20	31,754	37,234(3)	$3.16	2/12/30

(1)
Our options vesting policy is described in the Outstanding Equity Awards Narrative Disclosure section.

(2)
The option will vest over a period of three years, with one-third vesting on the first anniversary of the date of grant and the remainder vesting on a pro-rata basis monthly thereafter.

(3)
The option will vest over a period of three years, with one-third vesting on the date of grant and the remainder vesting on a pro-rata basis monthly thereafter.

Outstanding Equity Awards Narrative Disclosure

Equity Incentive Compensation Plan

We adopted an Equity Incentive Compensation Plan in 2019 (the “2019 Plan”) which amended and restated our 2017 Incentive Compensation Plan (the “2017 Plan”). Under the 2019 Plan, we are authorized to grant options, restricted shares and restricted share units (RSUs) to any of our officers, directors, employees, and consultants and those of our subsidiaries and other designated affiliates. The number of shares available for issuance under the 2019 Plan is 1,148,697, including shares available for the exercise of outstanding options under the 2017 Plan. The purpose of the 2019 Plan is to advance the interests of the Company by encouraging equity participation through the acquisition of common shares of the Company. The 2019 Plan is to be administered by the Compensation Committee of our Board of Directors, except to the extent (and subject to the limitations set forth in the 2019 Plan) the Board elects to administer the 2019 Plan, in which case the 2019 Plan shall be administered by only those members of the Board who are “independent” members of the Board. The administrator of the 2019 Plan has the power to, among other things:

●
allot common shares for issuance in connection with the exercise of options;
●
grant options, restricted shares or restricted share units;
●
amend, suspend, terminate or discontinue the plan; and
●
delegate all or a portion of its administrative powers as it may determine to one or more committees.

Options to purchase 675,437 common shares at prices ranging from C$2.16 to C$638.40 and $3.16 to $768.60 are outstanding at September 30, 2020. No restricted shares or restricted share units have been granted as of September 30, 2020.

Options granted during the year ended September 30, 2020 to directors, officers and employees under the 2019 Plan totaled 366,365 options to purchase common shares at exercise prices ranging from $3.16 to $8.07. There were no options granted during the nine-month period ended September 30, 2019.

Options Vesting Policy

Vesting requirements for option awards are determined by the independent members of the Board of Directors. Outstanding options granted by Stellar Biotechnologies before the completion of our business combination became fully vested on June 7, 2019, the date of our business combination with Edesa Research. Options granted by Edesa Research generally vested one-third upon the first anniversary of the date of grant and monthly thereafter until the third anniversary of the date of grant. The options granted by Edesa Research on August 28, 2017 were fully vested upon the grant date. Options granted by the Company during the year ended September 30, 2020 generally vested one-third upon the date of grant and monthly thereafter until the third anniversary of the date of grant.

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

Other than the funds contributed under our 401(k) plan, no other funds were set aside or accrued by us during the year ended September 30, 2020 or in the nine-month period ended September 30, 2019 to provide pension, retirement or similar benefits for our named executive officers.

Director Compensation

The following table sets forth information regarding the compensation of our non-employee directors for the year ended September 30, 2020.

Name	Fees Earned or Paid in Cash ($)	Option Awards($) (1)	All Other Compensation($)	Total ($)
Lorin Johnson, PhD	$33,500	$27,513	-	$61,013
Sean MacDonald	50,000(2)	27,513	-	77,513
Frank Oakes	30,000	27,513	-	57,513
Paul Pay	42,500(2)	27,513	-	70,013
Carlo Sistilli, CPA, CMA	43,500(2)	27,513	-	71,013
Peter van der Velden	37,500(2)(3)	27,513	-	65,013

(1)
The amounts shown in this column represent the aggregate grant date fair value of the share option awards computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 718, not the actual amounts paid to or realized by the directors during the covered fiscal year. The assumptions used in determining grant date fair value of these awards are set forth in Note 9 to our audited consolidated financial statements for the year ended September 30, 2020 included in this Annual Report.

(2)
The compensation was paid in Canadian dollars or British pounds and was converted from US dollars using the average foreign exchange rate for each month of the year from oanda.com.

(3)
Fees of $34,326 and $3,174 were paid to Lumira Capital II, L.P. and Lumira Capital II (International), L.P., respectively, as compensation for Mr. van der Velden’s services on our board of directors.

Outstanding Equity Awards at September 30, 2020

The following table summarizes the equity awards made to our directors that were outstanding at September 30, 2020.

Outstanding Options (#)
Lorin Johnson, PhD	11,389
Sean MacDonald	11,389
Frank Oakes	12,341
Paul Pay	43,788
Carlo Sistilli, CPA, CMA	11,389
Peter van der Velden	11,389

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides certain information as of September 30, 2020 about our common shares that may be issued under our equity compensation plans, which consists of our 2019 Equity Incentive Compensation Plan in effect at September 30, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	675,437	$3.30	473,260
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	675,437	$3.30	473,260

Warrants and other equity held by directors, officers and employees outside of the compensation plans are not included in the table above.

Security Ownership of Certain Beneficial Owners and Management

The following tables sets forth certain information as of December 2, 2020, with respect to the beneficial ownership of our common shares by: (1) all of our directors; (2) our named executive officers listed in the Summary Compensation Table; (3) all of directors and executive officers as a group; and (4) each person known by us to beneficially own more than 5% of our outstanding common shares.

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

Common shares subject to options or warrants currently exercisable or exercisable within 60 days of December 2, 2020 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person. The percentage ownership of our common shares of each person or entity named in the following table is based on 10,523,087 common shares outstanding as of December 2, 2020.

Directors and Officers

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Shares Beneficially Owned

Lorin Johnson, PhD	27,493(2)	*
Sean MacDonald	22,683(3)	*
Pardeep Nijhawan, MD	3,324,010(4)	31.6%
Frank Oakes	18,172(5)	*
Paul Pay	46,194(6)	*
Carlo Sistilli, CPA, CMA	13,795(7)	*
Peter van der Velden	2,186,666(8)	20.7%
Michael Brooks, PhD	210,898(9)	2.0%
Kathi Niffenegger, CPA	57,704(10)	*

All directors and executive officers as a group (9 persons)	5,907,615(11)	56.0%

* Percentage of shares beneficially owned does not exceed one percent.

(1)
Unless otherwise indicated, the address of each beneficial owner is c/o Edesa Biotech, Inc., 100 Spy Court, Markham, ON Canada L3R 5H6.

(2)
Consists of (i) 12,786 Common Shares, (ii) 6,393 Common Shares issuable upon exercise of Class A Warrants and (iii) 8,314 Common Shares issuable upon exercise of options that are exercisable within sixty days of December 2, 2020.

(3)
Consists of (i) 14,369 Common Shares and (ii) 8,314 Common Shares issuable upon exercise of options exercisable within sixty days of December 2, 2020.

(4)
Consists of (A)(i) 537,312 Common Shares and (ii) 55,283 Common Shares issuable upon exercise of options exercisable within sixty days of December 2, 2020 held by Pardeep Nijhawan; (B)(i) 2,128,652 Common Shares and (ii) 6,942 Common Shares issuable upon exercise of Class A Warrants held by Pardeep Nijhawan Medicine Professional Corporation for which Pardeep Nijhawan has sole voting and dispositive power over all such shares; (C) 224,094 Common Shares held by The Digestive Health Clinic Inc. for which Pardeep Nijhawan has sole voting and dispositive power over all such shares and (D) 371,727 Common Shares held by 1968160 Ontario Inc. for which Pardeep Nijhawan has sole voting and dispositive power over all such shares.

(5)
Consists of (A)(i) 6,165 Common Shares and (ii) 9,266 Common Shares issuable upon exercise of options that are exercisable within sixty days of December 2, 2020 held by Frank Oakes and (B)(i) 1,827 Common Shares and (ii) 914 Common Shares issuable upon exercise of Class A Warrants held by Frank and Dorothy Oakes Family Trust for which each of Frank Oakes and Dorothy Oakes, as trustees, have voting and dispositive power over all such shares.

(6)
Consists of (i) 3,654 Common Shares, (ii) 1,827 Common Shares issuable upon exercise of Class A Warrants and (iii) 40,713 Common Shares issuable upon exercise of options exercisable within sixty days of December 2, 2020.

(7)
Consists of (A) 8,314 Common Shares issuable upon exercise of options exercisable within sixty days of December 2, 2020 held by Carlo Sistilli and (B)(i) 3,654 Common Shares and (ii) 1,827 Common Shares issuable upon exercise of Class A Warrants held by York-Cav Enterprises Inc. for which Carlo Sistilli, as President and Director, has sole voting and dispositive power over all such shares.

(8)
Consists of (A) 8,314 Common Shares issuable upon exercise of options exercisable within sixty days of December 2, 2020 held by Peter van der Velden; (B)(i) 1,897,425 Common Shares and (ii) 96,542 Common Shares issuable upon exercise of Class A Warrants held by Lumira Capital II, L.P. and (C)(i) 175,454 Common Shares and (ii) 8,928 Common Shares issuable upon exercise of Class A Warrants held by Lumira Capital II (International), L.P., an affiliate of Lumira Capital II, L.P. Lumira Capital GP, L.P., the general partners of which are Lumira GP Inc. and Lumira GP Holdings Co., is the general partner of each of Lumira Capital II, L.P. and Lumira Capital II (International), L.P. Each of Lumira Capital II, L.P. and Lumira Capital II (International), L.P. is managed by Lumira Capital Investment Management Inc. Each of Lumira Capital GP, L.P., Lumira GP Inc., Lumira GP Holdings Co. and Lumira Capital Investment Management Inc. may be deemed to beneficially own the shares held by Lumira Capital II, L.P. and Lumira Capital II (International), L.P. and such entities control voting and investment power over such shares through an investment committee of the Lumira group. Peter van der Velden is an executive officer of Lumira GP Inc., Lumira GP Holdings Co. and Lumira Capital Investment Management Inc.

(9)
Consists of (i) 5,241 Common Shares, (ii) 1,371 Common Shares issuable upon exercise of Class A Warrants and (iii) 204,286 Common Shares issuable upon exercise of options exercisable within sixty days of December 2, 2020.

(10)
Consists of (A) 54,963 Common Shares issuable upon exercise of options that are exercisable within sixty days of December 2, 2020 held by Kathi Niffenegger and (B) (i) 1,827 Common Shares and (ii) 914 Common Shares issuable upon exercise of Class A Warrants held by the Kathi Niffenegger Trust for which Kathi Niffenegger, as trustee, has sole voting and dispositive power over all such shares.

(11)
Consists of (i) 5,384,190 Common Shares, (ii) 125,658 Common Shares issuable upon exercise of Class A Warrants and (iii) 397,767 Common Shares issuable upon exercise of options that are exercisable within sixty days of December 2, 2020.

Shareholders Known by Us to Own 5% or More of Our Common Shares

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Shares Beneficially Owned

Inveready (1)	531,986(1)	5.1%
Lumira Capital II, L.P. (2)	2,178,352(2)	20.6%

(1)
Consists of 531,986 Common Shares. Voting and investment power over the shares held by Inveready Innvierte Biotech II, S.C.R. S.A is exercised by its board of directors. The address of the shareholder is c/o Inveready Technology Investment Group, C/dels Cavaliers, 50, Barcelona, 08034, Spain.

(2)
Consists of (A)(i) 1,897,425 Common Shares and (ii) 96,542 Common Shares issuable upon exercise of Class A Warrants held by Lumira Capital II, L.P. and (B)(i) 175,454 Common Shares and (ii) 8,928 Common Shares issuable upon exercise of Class A Warrants held by Lumira Capital II (International), L.P., an affiliate of Lumira Capital II, L.P. Lumira Capital GP, L.P., the general partners of which are Lumira GP Inc. and Lumira GP Holdings Co., is the general partner of each of Lumira Capital II, L.P. and Lumira Capital II (International), L.P. Each of Lumira Capital II, L.P. and Lumira Capital II (International), L.P. is managed by Lumira Capital Investment Management Inc. Each of Lumira Capital GP, L.P., Lumira GP Inc., Lumira GP Holdings Co. and Lumira Capital Investment Management Inc. may be deemed to beneficially own the shares held by Lumira Capital II, L.P. and Lumira Capital II (International), L.P and such entities control voting and investment power over such shares through an investment committee of the Lumira group. The address of each entity listed in this note is 141 Adelaide Street West, Suite 770, Toronto, Ontario, Canada M5H 3L5.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Lease Agreement

In January 2017, Edesa Research entered into a lease agreement with a company related to Pardeep Nijhawan, our Chief Executive Officer, for executive office space which serves as our head office through December 2022, with the option to extend the lease for an additional two years. Monthly rents range from C$8,320 to C$9,020 plus HST. Rents of approximately $76,000 and $58,000 were incurred in the year ended September 30, 2020 and the nine-month period ended September 30, 2019, respectively. No rent was payable at September 30, 2020 or 2019.

Patent Royalty Agreement

In August 2002, our California subsidiary entered into an agreement with Frank Oakes, a director, where he would receive royalty payments in exchange for the assignment of his rights to U.S. Patent No. 6,852,338 to Edesa Biotech USA, Inc. The royalty is 5% of gross receipts from legacy products using this invention in excess of $500,000 annually. Patent royalties of approximately $20,000 were incurred in the nine-month period ended September 30, 2019 and royalties payable of approximately $23,000 were outstanding at September 30, 2019. No patent royalties were incurred during the year ended September 30, 2020 or payable at September 30, 2020.

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

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the aggregate fees billed for audit and other services provided for the year ended September 30, 2020 and nine- month period ended September 30, 2019 rendered by MNP LLP.

Principal Accountant Fees and Services

Type of Service	Year Ended 2020	Nine-month Period 2019

Audit Fees	$166,712	$143,095
Tax Fees	24,166	14,254

Total	$190,878	$157,349

Audit Fees consisted of fees incurred for professional services rendered for audits and interim reviews of the year ended September 30, 2020 and nine-month period ended September 30, 2019 and include procedures related to registrations and offerings.

Tax Fees consisted of fees incurred for professional services rendered for tax compliance related to tax returns during the year ended September 30, 2020 and nine-month period ended September 30, 2019.

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

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to an amount or range of estimated fees.  All proposed engagements of the auditor for audit and permitted non-audit services are submitted to the Audit Committee for approval prior to the beginning of any such services. Our auditors are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee pre-approved 100% of the audit and non-audit services performed by our independent registered public accounting firm for the year ended September 30, 2020 and nine-month period ended September 30, 2019.

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

3.5	Certificate of Change of Name of the Company, dated June 7, 2019 (included as Exhibit 3.6 to the Company's Annual Report on Form 10-K filed on December 12, 2019, and incorporated herein by reference).

3.6	Amended and Restated Articles of Edesa Biotech, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020, and incorporated herein by reference).

3.7	Notice of Articles of Edesa Biotech, Inc. (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2020, and incorporated herein by reference)

4.1	Specimen of common share certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on August 30, 2019 and incorporated herein by reference)

4.2	Form of Class A Purchase Warrant issued to investors (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 6, 2020 and incorporated herein by reference)

4.3	Form of Class B Purchase Warrant issued to investors (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 6, 2020 and incorporated herein by reference)

4.4
Form of Warrant issued to Brookline Capital Markets, a division of Arcadia Securities, LLC (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 6, 2020 and incorporated herein by reference)

4.5	Form of Warrant (included as Exhibit 4.2 to the Company's Registration Statement on Form S-1 filed on May 8, 2018, and incorporated herein by reference)

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

10.16
Form of Securities Purchase Agreement between Edesa Biotech, Inc. and certain investors (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2020 and incorporated herein by reference)

10.17
Form of Subscription Agreement between Edesa Biotech, Inc. and certain investors (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 6, 2020 and incorporated herein by reference)

10.18+
License Agreement by and between Edesa Biotech Research, Inc. and NovImmune SA dated April 17, 2020 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020, and incorporated herein by reference).

10.19+
Purchase Agreement by and between Edesa Biotech Research, Inc. and NovImmune SA dated April 17, 2020 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 23, 2020, and incorporated herein by reference).

10.20+
Securities Purchase Agreement by and between Edesa Biotech, Inc. and NovImmune SA dated April 17, 2020 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2020, and incorporated herein by reference).

10.21@	Employment Agreement by and between the Company and Kathi Niffenegger, dated December 1, 2020 (filed herewith).

14.1	Code of Ethics and Business Conduct (included as Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on December 12, 2019, and incorporated herein by reference).

21	Subsidiaries of Edesa Biotech, Inc. (filed herewith).

23.1	Consent of MNP LLP (filed herewith).

24.1	Power of Attorney (included on signature page).

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

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

* All schedules and exhibits to the Share Exchange Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

** The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Edesa Biotech, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Date: December 7, 2020	EDESA BIOTECH, INC.

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

Signature	Title	Date

/s/ Pardeep Nijhawan	Director, Chief Executive Officer, and	December 7, 2020
Pardeep Nijhawan	Corporate Secretary (Principal Executive Officer)

/s/ Kathi Niffenegger	Chief Financial Officer	December 7, 2020
Kathi Niffenegger	(Principal Financial and Accounting Officer)

/s/ Lorin Johnson	Director	December 7, 2020
Lorin Johnson

/s/ Sean MacDonald	Chairman of the Board of Directors	December 7, 2020
Sean MacDonald

/s/ Frank Oakes	Director	December 7, 2020
Frank Oakes

/s/ Paul Pay	Director	December 7, 2020
Paul Pay

/s/ Carlo Sistilli	Director	December 7, 2020
Carlo Sistilli

/s/ Peter van der Velden	Director	December 7, 2020
Peter van der Velden

EDESA BIOTECH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Edesa Biotech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Edesa Biotech, Inc. (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the year ended September 30, 2020 and the nine-month period ended September 30, 2019, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2020 and 2019, and the results of its consolidated operations and its consolidated cash flows for the year ended September 30, 2020 and the nine-month period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MNP LLP
Chartered Professional Accountants
Licensed Public Accountants

We have served as the Company’s auditor since 2019.

Toronto, Canada
December 7, 2020

Edesa Biotech, Inc.
Consolidated Balance Sheets

	September 30, 2020	September 30, 2019

Assets:

Current assets:
Cash and cash equivalents	$7,213,695	$5,030,583
Accounts and other receivable	87,446	217,101
Prepaid expenses and other current assets	802,877	397,022

Total current assets	8,104,018	5,644,706

Non-current assets:
Property and equipment, net	14,815	73,058
Intangible assets, net	2,483,536	-
Operating lease right-of-use assets	160,006	-

Total assets	$10,762,375	$5,717,764

Liabilities, shareholders' equity and temporary equity:

Current liabilities:
Accounts payable and accrued liabilities	$1,460,127	$461,634
Short-term operating lease liabilities	69,730	-

Total current liabilities	1,529,857	461,634

Non-current liabilities:
Long-term payables	29,928	-
Long-term operating lease liabilities	94,460	-

Total liabilities	1,654,245	461,634

Commitments (Note 7)

Temporary equity:
Convertible preferred shares	2,476,955	-

Shareholders' equity:
Capital shares
Authorized unlimited common and preferred shares without par value
Issued and outstanding:
9,615,119 common shares (2019 - 7,504,468)	18,500,853	12,005,051
Additional paid-in capital	1,550,480	327,768
Accumulated other comprehensive loss	(287,204)	(342,074)
Accumulated deficit	(13,132,954)	(6,734,615)

Total shareholders' equity	6,631,175	5,256,130

Total liabilities, shareholders' equity and temporary equity	$10,762,375	$5,717,764

The accompanying notes are an integral part of these consolidated financial statements.

Edesa Biotech, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended	Nine-month Period Ended
	September 30, 2020	September 30, 2019

Revenues:
Product sales	$328,801	$410,870

Expenses:
Cost of sales	17,601	101,286
Research and development	3,329,451	1,096,426
General and administrative	3,382,591	2,045,296

	6,729,643	3,243,008

Loss from Operations	(6,400,842)	(2,832,138)

Other Income (Loss):
Interest income	37,778	56,840
Foreign exchange loss	(366)	(1,436)

	37,412	55,404

Loss before income taxes	(6,363,430)	(2,776,734)

Income tax expense	800	-

Net Loss	(6,364,230)	(2,776,734)

Exchange differences on translation	54,870	87,899

Net Comprehensive Loss	$(6,309,360)	$(2,688,835)

Weighted average number of common shares	8,607,161	5,036,331

Loss per common share - basic and diluted	$(0.74)	$(0.55)

  The accompanying notes are an integral part of these consolidated financial statements.

Edesa Biotech, Inc.
Consolidated Statements of Cash Flows

	Year Ended	Nine-month Period Ended
	September 30, 2020	September 30, 2019

Cash Flows From Operating Activities:
Net loss	$(6,364,230)	$(2,776,734)
Adjustments for:
Depreciation and amortization	57,563	4,779
Share-based compensation	598,359	35,074
Change in working capital items:
Accounts and other receivable	127,131	9,737
Prepaid expenses and other current assets	(404,066)	(311,466)
Inventory	-	77,913
Accounts payable and accrued liabilities	998,903	(1,885,090)

Net cash used in operating activities	(4,986,340)	(4,845,787)

Cash Flows From Investing Activities:
Cash acquired from reverse acquisition	-	6,389,322
Proceeds on sales of property and equipment	53,412	36,741
Purchase of property and equipment	(4,856)	(8,095)
Purchase of intangible assets	(29,483)	-
Purchase of short-term investments	(500,000)	-
Proceeds from maturities of short-term investments	500,000	-

Net cash provided by investing activities	19,073	6,417,968

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	4,360,500	-
Proceeds from exercise of warrants	3,223,804	-
Proceeds from exercise of share options	11,571	-
Payments for issuance costs of common shares	(475,720)	-
Payments for issuance costs of convertible preferred shares	(57,154)	-
Proceeds from borrowings	29,748	-

Net cash provided by financing activities	7,092,749	-

Effect of exchange rate changes on cash and cash equivalents	57,630	91,304

Net change in cash and cash equivalents	2,183,112	1,663,485
Cash and cash equivalents, beginning of period	5,030,583	3,367,098

Cash and cash equivalents, end of period	$7,213,695	$5,030,583

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Issuance of convertible preferred shares to acquire intangible asset	2,500,000	-
Fair value of placement agent warrants	18,051	-
Non-cash assets acquired and liabilities assumed in reverse acquisition - See Note 13	-	(1,693,921)
Preferred shares exchanged for common shares in reverse acquisition	-	6,260,299

The accompanying notes are an integral part of these consolidated financial statements.

Edesa Biotech, Inc.
Consolidated Statements of Changes in Shareholders' Equity

	Shares #	Common Shares	Class A Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Balance - December 31, 2018	3,239,902	$1,111,253	$6,064,013	$230,792	$(429,973)	$(3,761,595)	$3,214,490

Preferred return on Class A preferred shares	-	-	196,286	-	-	(196,286)	-
Effect of reverse acquisition	4,264,566	10,893,798	(6,260,299)	61,902	-	-	4,695,401
Share-based compensation	-	-	-	35,074	-	-	35,074
Net loss and comprehensive loss	-	-	-	-	87,899	(2,776,734)	(2,688,835)

Balance - September 30, 2019	7,504,468	$12,005,051	$-	$327,768	$(342,074)	$(6,734,615)	$5,256,130

Issuance of common shares in equity offering	1,354,691	3,070,358	-	1,290,142	-	-	4,360,500
Issuance costs	-	(349,756)	-	(125,964)	-	-	(475,720)
Issuance of common shares upon exercise of warrants	751,510	3,754,265	-	(530,461)	-	-	3,223,804
Issuance of common shares upon exercise of share options	4,450	20,935	-	(9,364)	-	-	11,571
Preferred return on convertible preferred shares	-	-	-	-	-	(34,109)	(34,109)
Share-based compensation	-	-	-	598,359	-	-	598,359
Net loss and comprehensive loss	-	-	-	-	54,870	(6,364,230)	(6,309,360)

Balance - September 30, 2020	9,615,119	$18,500,853	$-	$1,550,480	$(287,204)	$(13,132,954)	$6,631,175

  The accompanying notes are an integral part of these consolidated financial statements.

Edesa Biotech, Inc.
Notes to Consolidated Financial Statements
For the Year Ended September 30, 2020 and Nine-month Period Ended September 30, 2019

1.            Nature of operations

Edesa Biotech, Inc. (the “Company” or “Edesa”) is a biopharmaceutical company focused on acquiring, developing and commercializing clinical stage drugs for inflammatory and immune-related diseases with clear unmet medical needs. The Company is organized under the laws of British Columbia, Canada and is headquartered in Markham, Ontario.

In June 2019, the Company changed its name from Stellar Biotechnologies, Inc. to Edesa Biotech, Inc. following a reverse acquisition with Edesa Biotech Research, Inc., formerly known as Edesa Biotech Inc., a company organized under the laws of the province of Ontario. At the closing of the transaction, which occurred on June 7, 2019, the Company acquired the entire issued share capital of Edesa Biotech Research, Inc., with Edesa Biotech Research, Inc., becoming a wholly-owned subsidiary of the Company. The other wholly-owned subsidiary of the Company is Edesa Biotech USA, Inc., a California, USA corporation founded in 1999 formerly known as Stellar Biotechnologies, Inc. prior to November 2020. Also, on June 7, 2019, in connection with and following the completion of the reverse acquisition, the Company effected a 1-for-6 reverse split of its common shares. Upon the completion of the reverse acquisition, Edesa Biotech Research, Inc. changed its fiscal year end from December 31 to September 30 to align with the Company’s fiscal year end.

The Company’s common shares trade on The Nasdaq Capital Market in the United States under the symbol “EDSA”.

Liquidity

The Company's operations have historically been funded through issuances of common shares, exercises of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. For the year ended September 30, 2020 and nine-month period ended September 30, 2019, the Company reported net losses of $6.36 million and $2.78 million, respectively.

On January 8, 2020, the Company completed a registered direct offering resulting in net proceeds of approximately $3.89 million. On September 28, 2020, the Company entered into an Equity Distribution Agreement with RBC Capital Markets, LLC (“RBCCM”), as sales agent, pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $9.2 million in gross cash proceeds. The total amount of cash that may be generated under this distribution agreement is uncertain and depends on a variety of factors, including market conditions and the trading price of the Company’s common shares. No shares were sold under the distribution agreement prior to September 30, 2020.

At September 30, 2020, the Company had cash and cash equivalents of $7.21 million, working capital of $6.57 million, shareholders’ equity and temporary equity of $9.11 million and an accumulated deficit of $13.13 million. From October 1, 2020 to December 2, 2020, the exercise of Class A and Class B warrants resulted in the issuance of 243,369 common shares and cash proceeds of approximately $1.0 million. From October 1, 2020 to December 2, 2020, the Company sold 169,753 common shares under the Company’s equity distribution agreement for net proceeds of approximately $0.99 million. The Company plans to finance operations for at least the next twelve months with cash and cash equivalents on hand.

Impact of COVID-19

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

2.            Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries, Edesa Biotech Research, Inc., an Ontario corporation, and Edesa Biotech USA, Inc., a California corporation in the U.S. All intercompany balances and transactions have been eliminated upon consolidation.

The accompanying consolidated financial statements include the year ended September 30, 2020 and nine-month period ended September 30, 2019.

Edesa Biotech, Inc.
Notes to Consolidated Financial Statements
For the Year Ended September 30, 2020 and Nine-month Period Ended September 30, 2019

3.             Significant accounting policies

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period or year. Actual results could differ from those estimates. Areas where significant judgment is involved in making estimates are valuation of accounts and other receivable; valuation and useful lives of property and equipment; intangible assets; operating lease right-of-use assets; deferred income taxes; classification of convertible preferred shares as liability or equity; the determination of fair value of share-based compensation; the determination of fair value of shares and replacement warrants for reverse acquisition; the determination of fair value of Class A Warrants, Class B Warrants and placement agent warrants in order to allocate proceeds from equity issuances; and forecasting future cash flows for assessing the going concern assumption.

Functional and reporting currencies

The consolidated financial statements of the Company are presented in U.S. dollars, unless otherwise stated, which is the Company’s and its wholly- owned subsidiary’s, Edesa Biotech USA, Inc., functional currency. The functional currency of the Company’s wholly-owned subsidiary, Edesa Biotech Research, Inc., as determined by management, is Canadian dollars.

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits with financial institutions and highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

Investments

Investments during the year consisted of U.S. Treasury bills with original maturities between 13 and 52 weeks. They are reported at amortized cost, which approximates fair value. The Company regularly reviews these investments to determine whether any decline in fair value below the amortized cost basis has occurred that is other than temporary. If a decline in fair value has occurred that is determined to be other than temporary, the cost basis of the investment is written down to fair value. There were no investments outstanding at September 30, 2020 and 2019.

Accounts and other receivable

The Company assesses the collectability of its accounts receivable through a review of its current aging, as well as an analysis of its historical collection rate, general economic conditions and credit status of its customers.  Accounts and other receivable include Harmonized Sales Tax (HST) refunds receivable. As of September 30, 2020, all outstanding accounts and HST refunds receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.

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

The depreciation policy for the principal asset categories are calculated as follows:

Computer equipment	30% declining balance method or straight line 3 years
Furniture and equipment	20% declining balance method

Edesa Biotech, Inc.
Notes to Consolidated Financial Statements
For the Year Ended September 30, 2020 and Nine-month Period Ended September 30, 2019

Intangible assets

Intangible assets represent the exclusive world-wide rights to know-how, patents and data relating to certain monoclonal antibodies (“the Constructs”), including sublicensing rights, acquired by entering into a license agreement with a pharmaceutical development company. Unless earlier terminated, the term of the license agreement will remain in effect for 25 years from the date of first commercial sale of licensed products containing the Constructs. Subsequently, the license agreement will automatically renew for five-year periods unless either party terminates the agreement in accordance with its terms. Intangible assets are stated at their historical cost, amortized on a straight-line basis over their expected useful lives, which is 25 years, and subject to impairment review at the end of each reporting period.

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

Fair value measurement

The Company uses the fair value measurement framework for valuing financial assets and liabilities. See Note 11.

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

Translation of foreign currency transactions

The Company's reporting currency is the U.S. dollar. The financial statements of the wholly-owned Canadian subsidiary is measured using the Canadian dollar as the functional currency. Assets and liabilities of the Canadian operation have been translated at year-end exchange rates and related revenue and expenses have been translated at average exchange rates for the year. Accumulated gains and losses resulting from the translation of the financial statements of the Canadian operation are included as part of accumulated other comprehensive loss, a separate component of shareholders' equity.

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
For the Year Ended September 30, 2020 and Nine-month Period Ended September 30, 2019

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

Earnings (loss) per share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.

The computation of diluted earnings (loss) per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings (loss) per share. The dilutive effect of convertible securities would be reflected in diluted earnings per share by application of the “if converted” method. The dilutive effect of outstanding options and warrants and their equivalents would be reflected in diluted earnings per share by application of the treasury stock method. However, conversion of outstanding convertible preferred shares, options and warrants would have an antidilutive effect on loss per share for the year ended September 30, 2020 and nine-month period ended September 30, 2019 and are therefore excluded from the computation of diluted loss per share. See Notes 8 and 9 for outstanding convertible preferred shares, options and warrants at September 30, 2020 and 2019.

Segmented Information

The Company's operations comprise a single reportable segment engaged in the research and development, manufacturing and commercialization of innovative pharmaceutical products. As the operations comprise a single reportable segment, amounts disclosed in the consolidated financial statements for net loss, comprehensive loss, depreciation and total assets also represent segmented amounts.

Adoption of Recent Accounting Pronouncements

On October 1, 2019, the Company adopted Accounting Standards Codification (ASC) Topic 842 Leases using the modified retrospective transition method, applying the new standard to all leases existing at the date of initial application. In addition, the Company elected the package of practical expedients in transition, which permitted the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs on leases that commenced prior to adoption of the new standard. The Company also elected the ongoing practical expedient not to recognize operating lease right-of-use assets and operating lease liabilities for short-term leases. As a result of adopting the new standard, the Company recognized operating lease right-of-use (“ROU”) assets of approximately $234,000 and operating lease liabilities of approximately $234,000 on the balance sheet for one operating lease with a term longer than 12 months at adoption. There was no impact to opening accumulated deficit. The Company had three short-term operating leases upon adoption that did not follow the ROU model. The ROU assets are initially measured at cost and amortized using the straight-line method through the end of the lease term. The lease liabilities are measured at the present value of the lease payments that are not paid at the commencement date, discounted using the Company’s incremental borrowing rate.

Edesa Biotech, Inc.
Notes to Consolidated Financial Statements
For the Year Ended September 30, 2020 and Nine-month Period Ended September 30, 2019

Future accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which includes provisions that require financial assets measured at amortized cost basis to be presented at the net amount expected to be collected and credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses, which requires recognition of an estimate of all current expected credit losses. The guidance is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those years, with early adoption permitted for fiscal years beginning after December 15, 2018. These standards are effective for the Company during the fiscal year ending September 30, 2021. Management expects that ASU 2016-13, as updated, will not have a significant impact on the Company’s consolidated financial statements.

4.            Property and equipment

Property and equipment, net consisted of the following:

	September 30, 2020	September 30, 2019

Computer equipment	$34,651	$42,910
Furniture and equipment	5,694	7,932

	40,345	50,842
Less: accumulated depreciation	(25,530)	(29,194)

Depreciable assets, net	$14,815	$21,648

Assets not in service	-	51,410

Total property and equipment, net	$14,815	$73,058

Assets not in service at September 30, 2019 represented equipment acquired in the reverse acquisition and held for sale on consignment by a third party. All assets not in service were disposed by September 30, 2020.

Depreciation expense amounted to $9,602 and $4,779 for the year ended September 30, 2020 and nine-month period ended September 30, 2019, respectively.

Edesa Biotech, Inc.
Notes to Consolidated Financial Statements
For the Year Ended September 30, 2020 and Nine-month Period Ended September 30, 2019

5.            Intangible assets

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

The Company has determined that the license has multiple alternative future uses in research and development projects and sublicensing in other countries or for other disease indications. The value of the acquired license is recorded as an intangible asset with amortization over the estimated useful life of 25 years and evaluation for impairment at the end of each reporting period.

The required upfront license payment of $2.5 million was paid by issuance of Series A-1 Convertible Preferred Shares. The value of the license includes acquisition legal costs. See Note 7 for license commitments and Note 8 for temporary equity.

Intangible assets, net consisted of the following:

	September 30, 2020	September 30, 2019

The Constructs	$2,529,483	$-

Less: accumulated amortization	(45,947)	-

Total intangible assets, net	$2,483,536	$-

Amortization expense amounted to $45,947 for the year ended September 30, 2020. There was no amortization expense for nine-month period ended September 30, 2019.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2021	$101,172
September 30, 2022	101,172
September 30, 2023	101,172
September 30, 2024	101,172
September 30, 2025	101,172
Thereafter	1,977,676

$2,483,536

6.            Leases

Related party operating lease

The Company leases facilities used for executive offices from a related company for a six-year term through December 2022, with options to renew for another two-year term. The option period is not included in the operating lease right-of-use assets and liabilities.

The gross amounts of assets and liabilities related to operating leases were as follows:

	Balance Sheet Caption	September 30, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$160,006

Liabilities:
Current:
Operating lease liabilities	Short-term operating lease liabilities	$69,730
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	94,460

Total lease liabilities		$164,190

Edesa Biotech, Inc.
Notes to Consolidated Financial Statements
For the Year Ended September 30, 2020 and Nine-month Period Ended September 30, 2019

The components of lease cost were as follows:

	Statements of Operations Caption	Year Ended September 30, 2020
Operating lease cost	General and administrative	$76,331

Lease terms and discount rates were as follows:

September 30, 2020
Remaining lease term (months):	27
Estimated incremental borrowing rate:	6.5%

The approximate future minimum lease payments under operating leases at September 30, 2020 were as follows:

Year Ending
September 30, 2021	$78,362
September 30, 2022	78,884
September 30, 2023	19,721

Total lease payment	176,967
Less imputed interest	12,777

Present value of lease liabilities	164,190
Less current installments	69,730

Long-term lease liabilities excluding current installments	$94,460

Cash flow information was as follows:

	Statements of Cash Flows Caption	Year Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities	Accounts payable and accrued liabilities	$76,333

Other operating leases

The Company also leased facilities through its California subsidiary under one operating lease that expired in June 2020 and two operating leases that expired in September 2020. The Company did not exercise options to extend these leases. Total rent under these leases included in general and administrative expenses was $201,421 and $68,508 for the year ended September 30, 2020 and nine-month period ended September 30, 2019, respectively. There was no rent under these leases prior to the completion of the reverse acquisition on June 7, 2019.

7.            Commitments

Research and other commitments

The Company has commitments for contracted research organizations who perform clinical trials for the Company’s ongoing clinical studies, other service providers and the drug substance acquired in connection with a license agreement. Aggregate future contractual payments at September 30, 2020 are as follows:

Year Ending
September 30, 2021	$4,838,000
September 30, 2022	2,572,000
September 30, 2023	27,000
September 30, 2024	24,000

$7,461,000

Edesa Biotech, Inc.
Notes to Consolidated Financial Statements
For the Year Ended September 30, 2020 and Nine-month Period Ended September 30, 2019

License and royalty commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to certain know-how, patents and data relating to certain monoclonal antibodies ("the Constructs"), including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 5 for intangible assets. Under the license agreement, the Company is committed to payments of up to an aggregate amount of $356 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. The Company also has a commitment to pay royalties based on any net sales of products containing the Constructs in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No royalty or sublicensing payments were made to the third party during the year ended September 30, 2020. In connection with this license agreement and pursuant to a purchase agreement entered into in April 2020, the Company acquired drug substance of one of the Constructs for an aggregate purchase price of $5.0 million, payable in two future installments, the first when the Company is ready to initiate a Phase 2 trial and the second when the Company is ready to initiate a Phase 3 trial. The purchase commitment is included in the table above in 2021 and 2022. No amounts have been paid for the drug substance during the year ended September 30, 2020.

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party as of September 30, 2020 and 2019. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.6 million. Upon divestiture of substantially all of the assets of the Company, the Company shall pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. No license or royalty payments were made to the third party during the year ended September 30, 2020 and nine-month period ended September 30, 2019.

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

Retirement savings plan 401(k) contributions

Executive officers and employees of our California subsidiary are eligible to receive the Company’s non-elective safe harbor employer contribution of 3% of eligible compensation under a 401(k) plan to provide retirement benefits. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were $11,936 and $5,442 during the year ended September 30, 2020 and nine-month period ended September 30, 2019. There are no 401(k) contributions in the accompanying consolidated financial statements prior to the completion of the reverse acquisition on June 7, 2019.

8.
Temporary Equity

Series A-1 Convertible Preferred Shares

As described in Notes 5 and 7, in April 2020, the Company entered into a license agreement with a pharmaceutical development company to obtain exclusive world-wide rights to know- how, patents and data relating to certain monoclonal antibodies ("the Constructs"), including sublicensing rights. In exchange for the exclusive rights to develop and commercialize the Constructs, the Company issued 250 convertible preferred shares valued at $2.5 million designated as Series A-1 Convertible Preferred Shares (the “Series A-1 Shares”). The Series A-1 Shares have no par value, a stated value of $10,000 per share and rank, with respect to redemption payments, rights upon liquidation, dissolution or winding-up of the Company, or otherwise, senior in preference and priority to the Company’s common shares.

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

Edesa Biotech, Inc.
Notes to Consolidated Financial Statements
For the Year Ended September 30, 2020 and Nine-month Period Ended September 30, 2019

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

Issued and outstanding Series A-1 Convertible Preferred Shares:

	Series A-1 Convertible Preferred Shares (#)	Series A-1 Convertible Preferred Shares
Balance – December 31, 2018 and September 30, 2019	-	$-

Issuance of convertible preferred shares	250	$2,500,000
Convertible preferred share issuance costs	-	(57,154)
Preferred return on convertible preferred shares	-	34,109

Balance – September 30, 2020	250	$2,476,955

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

The warrants are considered contracts on the Company’s own shares and are classified as equity. The Company allocated gross proceeds with $3,070,358 as the value of common shares and $1,008,743 as the value of Class A Purchase Warrants and $281,399 as the value of Class B Purchase Warrants under additional paid-in capital in the consolidated statements of changes in shareholders’ equity on a relative fair value basis.

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

Equity Distribution Agreement

On September 28, 2020, the Company entered into an Equity Distribution Agreement with RBC Capital Markets, LLC (“RBCCM”), as sales agent, pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $9.2 million in gross cash proceeds. RBCCM will use commercially reasonable efforts to sell the common shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the shares, and may at any time suspend sales under the distribution agreement or terminate the agreement in accordance with its terms. The total amount of cash that may be generated under this distribution agreement is uncertain and depends on a variety of factors, including market conditions and the trading price of the Company’s common shares. No shares were sold under the distribution agreement prior to September 30, 2020.

Edesa Biotech, Inc.
Notes to Consolidated Financial Statements
For the Year Ended September 30, 2020 and Nine-month Period Ended September 30, 2019

Black-Scholes option valuation model

The Company uses the Black-Scholes option valuation model to determine the fair value of share-based compensation for share options and compensation warrants granted and the fair value of warrants issued. Option valuation models require the input of highly subjective assumptions including the expected price volatility. The Company calculates expected volatility based on historical volatility of the Company’s share price. When there is insufficient data available, the Company uses a peer group that is publicly traded to calculate expected volatility. The Company adopted interest-free rates by reference to the U.S. treasury yield rates. The Company calculated the fair value of share options granted based on the expected life of 5 years (2019: 4 years), considering expected forfeitures during the option term of 10 years. Expected life of warrants is based on warrant terms. The Company did not and is not expected to declare any dividends. Changes in the subjective input assumptions can materially affect the fair value estimates, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s warrants and share options.

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrants (#)	Weighted Average Exercise Price
Balance – December 31, 2018	-	$-

Effect of reverse acquisition	362,430	31.60
Black-Scholes value payout	(313,516)	33.01

Balance – September 30, 2019	48,914	$11.19

Issued	1,705,758	$4.47
Exercised	(761,951)	4.31

Balance – September 30, 2020	992,721	$4.92

The weighted average contractual life remaining on the outstanding warrants at September 30, 2020 is 27 months.

The following table summarizes information about the warrants outstanding at September 30, 2020:

Number of Warrants (#)	Exercise Prices	Expiry Dates
216,414	$4.00	November 2020
28,124	$15.90	May 2023
728,921	$ 4.80	July 2023
7,484	$ 4.81	June 2024
11,778	$3.20	January 2025
992,721

The fair value of warrants issued during the year ended September 30, 2020 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Class A Warrants	Class B Warrants	Placement Agent Warrants
Risk free interest rate	1.61%	1.55%	1.61%
Expected life	3.5 years	0.83 years	5 years
Expected share price volatility	103.81%	134.15%	101.89%
Expected dividend yield	0.00%	0.00%	0.00%

There were no warrants issued in the nine-month period ended September 30, 2019.

Share Options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the “2019 Plan”) administered by the independent members of the Board of Directors, which amended and restated the 2017 Incentive Compensation Plan (the “2017 Plan”). Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. The number of shares available for issuance under the 2019 Plan is 1,148,697, including shares available for the exercise of outstanding options under the 2017 Plan. Option holders under Edesa Biotech Research, Inc.’s option plan received substitute options under the Company’s incentive plan upon completion of the reverse acquisition.

The Company's 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price of each option is determined by the independent members of the Board of Directors.

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price
Balance – December 31, 2018	315,123	$1.65

Effect of reverse acquisition	7,787	124.80
Expired	(3,265)	125.75

Balance – September 30, 2019	319,645	$3.39

Granted	366,365	3.35
Exercised	(4,450)	2.60
Forfeited	(5,790)	2.73
Expired	(333)	145.20

Balance – September 30, 2020	675,437	$3.30

On February 12, 2020, the independent members of the Board of Directors granted a total of 352,365 options to directors, officers and employees of the Company pursuant to the 2019 Plan. The options have a term of 10 years with 33% vesting on the grant date, with a pro rata amount of the balance vesting monthly for the next 36 months and an exercise price equal to the Nasdaq closing price on the grant date.

On September 30, 2020, the independent members of the Board of Directors granted a total of 14,000 options to employees of the Company pursuant to the 2019 Plan. The options have a term of 10 years vesting monthly for 36 months from November 30, 2020 and an exercise price equal to the Nasdaq closing price on the grant date.

The weighted average contractual life remaining on the outstanding options at September 30, 2020 is 99 months.

Edesa Biotech, Inc.
Notes to Consolidated Financial Statements
For the Year Ended September 30, 2020 and Nine-month Period Ended September 30, 2019

The following table summarizes information about the options under the 2019 Plan outstanding and exercisable at September 30, 2020:

Number of Options (#)	Exercisable at September 30, 2020 (#)	Range of Exercise Prices	Expiry Dates

238	238	$768.60	Nov 2020
214	214	C$638.40	Nov 2021
238	238	$304.08	Dec 2022
3,499	3,499	$35.28 - 93.24	Sep 2023-Mar 2025
311,883	302,343	C$2.16	Aug 2027-Dec 2028
345,365	161,788	$3.16	Feb 2030
14,000	-	$8.07	Sep 2030
675,437	468,320

The fair value of options granted during the year ended September 30, 2020 and nine-month period ended September 30, 2019 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Year Ended September 30, 2020	Nine-month Period Ended September 30, 2019

Risk free interest rate	0.28%-1.45%	1.98%
Expected life	5 years	4 years
Expected share price volatility	94.42%-104.14%	79.46%
Expected dividend yield	0.00%	0.00%

The Company recorded $598,359 and $35,074 of share-based compensation expenses for the year ended September 30, 2020 and nine-month period ended September 30, 2019, respectively.

As of September 30, 2020, the Company had approximately $346,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 37 months.

Issued and outstanding common shares:

	Number of Common Shares (#)	Common Shares
Balance – December 31, 2018	3,239,902	$1,111,253

Conversion of preferred shares upon reverse acquisition	3,376,112	$6,260,299
Share consideration transferred upon reverse acquisition	888,454	4,633,499

Balance – September 30, 2019	7,504,468	$12,005,051

Common shares issued	1,354,691	$3,070,358
Common shares issued upon exercise of warrants	751,510	3,754,265
Common shares issued upon exercise of share options	4,450	20,935
Share issuance costs	-	(349,756)

Balance – September 30, 2020	9,615,119	$18,500,853

Edesa Biotech, Inc.
Notes to Consolidated Financial Statements
For the Year Ended September 30, 2020 and Nine-month Period Ended September 30, 2019

Issued and outstanding preferred shares:

	Class A Preferred Shares (#)	Class A Preferred Shares
Balance – December 31, 2018	1,007,143	$6,064,013

Preferred return on Class A preferred shares	-	196,286
Conversion upon reverse acquisition	(1,007,143)	(6,260,299)

Balance – September 30, 2019 and 2020	-	$-

Following the completion of the reverse acquisition on June 7, 2019, all the outstanding Class A preferred shares and accumulated accrued preferred return were fully converted to 3,376,112 common shares based on the fair market value upon conversion. Prior to conversion, the Class A preferred shares had the following features:

The Class A preferred shares were voting and convertible into common shares at the option of the holder at any time. Upon the occurrence of a liquidation event, as defined in the resolutions of the shareholders dated August 28, 2017, the Class A preferred shares had a liquidation amount preference over the rights of holders of common shares or any class of shares ranking junior to Class A preferred shares. The Class A preferred shares also contained an 8% preferred return that accrued daily and compounds annually and was payable in shares upon conversion.

The Company evaluated the Class A preferred shares and the embedded conversion option. The embedded conversion option did not meet the criteria for bifurcation and was therefore classified to equity.

10.            Income Tax

The reconciliation of the combined Canadian federal and provincial statutory income tax rate to the approximate effective tax rate is as follows:

	Year Ended September 30, 2020	Nine-month Period Ended September 30, 2019

Net loss before recovery of income taxes	$(6,363,430)	$(2,776,734)
Canadian federal and provincial statutory income tax rate	26.5%	26.5%

Expected income tax recovery	$(1,686,000)	$(736,000)
Permanent differences	159,000	11,000
Effect of foreign currency and foreign tax rate differences	23,800	(60,000)
Share issuance cost booked through equity or capitalization	(144,000)	-
Change in valuation allowance	1,648,000	785,000

Income tax (recovery) expense	$800	$-

Components of the net deferred tax asset or liability

Deferred taxes are provided as a result of temporary differences that arise due to the difference between the income tax values and the carrying amount of assets and liabilities. Approximate deferred tax assets and liabilities are as follows:

Edesa Biotech, Inc.
Notes to Consolidated Financial Statements
For the Year Ended September 30, 2020 and Nine-month Period Ended September 30, 2019

	September 30, 2020	September 30, 2019

Non-capital losses carried forward - Canada	$4,881,000	$3,592,000
Non-capital losses carried forward - U.S.	1,609,000	1,587,000
Research and development tax credits	1,253,000	626,000
Share issuance and financing costs	473,000	517,000
Operating lease liabilities	43,000	-
Other temporary differences	16,000	28,000

Subtotal	$8,275,000	$6,350,000
Less: valuation allowance	(8,173,000)	(6,350,000)

Total net deferred tax assets	$102,000	$-

Property and equipment	$(17,000)	$-
Operating lease right-of-use assets	(42,000)	-
Deferred share issuance costs	(43,000)	-

Total deferred tax liabilities	$(102,000)	$-

Net deferred taxes	$-	$-

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. It is more likely than not that a tax benefit will not be realized.  Accordingly, net deferred tax assets have been fully offset by a valuation allowance.

Non-capital losses, capital losses, and research and development credits generated by Edesa Biotech USA, Inc. prior to changes in share ownership that occurred as a result of the reverse acquisition are substantially limited. It is unlikely that tax losses totaling $25.6 million and credits totaling $0.6 million will be utilized to offset potential future taxable income before expiration and they are excluded from deferred tax assets above.

The approximate Canadian non-capital losses carried forward at September 30, 2020 expire as follows:

2028	C$21,000
2029	56,000
2030	346,000
2031	688,000
2032	860,000
2033	685,000
2034	780,000
2035	1,374,000
2036	1,415,000
2037	2,269,000
2038	3,243,000
2039	6,059,000
2040	6,546,000

Total	C$24,342,000

Share issuance and financing costs will be fully amortized in 2024.

The U.S. non-capital losses carried forward at September 30, 2020 totaled approximately $7,587,000, which do not expire for federal taxes. The approximate U.S. state non-capital losses carried forward at September 30, 2020 expire as follows:

2039	$70,000
2040	150,000

Total	$220,000

Edesa Biotech, Inc.
Notes to Consolidated Financial Statements
For the Year Ended September 30, 2020 and Nine-month Period Ended September 30, 2019

11.             Financial instruments

(a)              Fair values

The U.S. non-capital losses carried forward at September 30, 2020 totaled approximately $7,587,000, which do not expire for federal taxes and include approximately $220,000 that expires in 2040 for state taxes.

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

(c)             Foreign exchange risk

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (“FX”) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At September 30, 2020, the Company and its Canadian subsidiary had assets denominated in Canadian dollars of approximately C$3.2 million and the U.S. dollar exchange rate as at this date was equal to 1.3365 Canadian dollars. Based on the exposure at September 30, 2020, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $242,000.

(d)            Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. In meeting its liquidity requirements, the Company closely monitors its forecasted cash requirements with expected cash drawdown.

Edesa Biotech, Inc.
Notes to Consolidated Financial Statements
For the Year Ended September 30, 2020 and Nine-month Period Ended September 30, 2019

12.            Related party transactions

During the periods presented, the Company incurred the following related party transactions:

●
During the year ended September 30, 2020 and nine-month period ended September 30, 2019, the Company incurred rent expense of $76,331 and $57,911 from a related company, respectively. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties.

●
No royalty expenses to a director related to legacy product sales by the California subsidiary were incurred during the year ended September 30, 2020. Patent royalties of $20,471 were incurred during the nine-month period ended September 30, 2019, and royalties payable of $23,457 were outstanding at September 30, 2019, which were subsequently paid.

13.            Business Combination

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

The following are the unaudited supplemental pro forma results of operations for the nine-month period ended September 30, 2019, as if the reverse acquisition had been completed on January 1, 2018 and include estimates and assumptions that management believes are reasonable. Since these pro forma results include all one-time reverse acquisition costs and do not include any anticipated cost savings or other effects of the planned integration of the entities, they are not necessarily indicative of the actual results that would have occurred if the combined business had been in effect beginning January 1, 2018.

(Unaudited) Supplemental Pro Forma Combined Financial Information Nine-month Period Ended September 30, 2019

Total Revenues	$930,565

Net Loss	$(8,126,749)

Weighted average number of common shares	7,504,468

Loss per common share - basic and diluted	$(1.08)

 14.
Subsequent events

The Series A-1 Convertible Preferred Shares became convertible in October 2020. Subsequently, 110 convertible preferred shares were converted to 494,846 common shares, reducing temporary equity and increasing shareholders’ equity.

Class A Purchase Warrants to purchase an aggregate of up to 1,016,036 common shares and Class B Purchase Warrants to purchase an aggregate of up to 677,358 common shares became exercisable on July 8, 2020, and placement agent warrants to purchase an aggregate of 12,364 common shares became exercisable on July 6, 2020. Subsequent to September 30, 2020 and through December 2, 2020, 243,369 shares have been issued upon exercise of Class A and Class B warrants with proceeds of approximately $1.0 million.

Subsequent to September 30, 2020 and through December 2, 2020, 169,753 common shares have been issued under the equity distribution agreement with RBCCM with gross proceeds of approximately $1.03 million and commissions of approximately $0.04 million.

Following these transactions, there were 10,523,087 common shares and 140 convertible preferred shares issued and outstanding at December 2, 2020.

On October 13, 2020, the independent members of the Board of Directors granted a total of 430,000 options to directors, officers and employees of the Company pursuant to the 2019 Plan. The options have a term of 10 years vesting monthly for 36 months from the grant date and an exercise price equal to the Nasdaq closing price on the grant date.