Form 10-Q
period 2020-12-31
Edesa Biotech, Inc.
filed 2021-02-16
CIK 1540159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 12, 2021, the registrant had 11,048,980 common shares issued and outstanding.

Edesa Biotech, Inc.
Quarterly Report on Form 10 Q
For the Quarter Ended December 31, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Balance Sheets

	December 31, 2020	September 30, 2020

Assets:

Current assets:
Cash and cash equivalents	$6,305,293	$7,213,695
Accounts and other receivable	168,030	87,446
Prepaid expenses and other current assets	1,194,002	802,877

Total current assets	7,667,325	8,104,018

Non-current assets:
Property and equipment, net	14,788	14,815
Intangible asset, net	2,458,243	2,483,536
Operating lease right-of-use assets	150,413	160,006

Total assets	$10,290,769	$10,762,375

Liabilities, shareholders' equity and temporary equity:

Current liabilities:
Accounts payable and accrued liabilities	$831,450	$1,460,127
Short-term operating lease liabilities	74,877	69,730

Total current liabilities	906,327	1,529,857

Non-current liabilities:

Long-term payables	47,082	29,928
Long-term operating lease liabilities	79,923	94,460

Total liabilities	1,033,332	1,654,245

Commitments (Note 6)

Temporary equity:
Convertible preferred shares	1,372,213	2,476,955

Shareholders' equity:
Capital shares
Authorized unlimited common and preferred shares without par value
Issued and outstanding:
10,523,087 common shares (September 30, 2020 - 9,615,119)	21,696,459	18,500,853
Additional paid-in capital	2,156,719	1,550,480
Accumulated other comprehensive loss	(183,777)	(287,204)
Accumulated deficit	(15,784,177)	(13,132,954)

Total shareholders' equity	7,885,224	6,631,175

Total liabilities, shareholders' equity and temporary equity	$10,290,769	$10,762,375

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Operations

	Three Months Ended
	December 31, 2020	December 31, 2019

Revenues:
Product sales	$-	$107,800

Expenses:
Cost of sales	-	3,778
Research and development	1,379,654	527,998
General and administrative	1,234,148	681,706

	2,613,802	1,213,482

Loss from Operations	(2,613,802)	(1,105,682)

Other Income (Loss):
Interest income	922	14,192
Foreign exchange loss	(24,732)	(2,043)

	(23,810)	12,149

Loss before income taxes	(2,637,612)	(1,093,533)

Income tax expense	-	800

Net Loss	(2,637,612)	(1,094,333)

Exchange differences on translation	103,427	18,114

Net Comprehensive Loss	$(2,534,185)	$(1,076,219)

Weighted average number of common shares	10,277,750	7,504,468

Loss per common share - basic and diluted	$(0.26)	$(0.15)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Cash Flows

	Three Months Ended
	December 31, 2020	December 31, 2019

Cash Flows From Operating Activities:
Net loss	$(2,637,612)	$(1,094,333)
Adjustments for:
Depreciation and amortization	28,843	2,403
Share-based compensation	722,909	8,775
Change in working capital items:
Accounts and other receivable	(75,127)	108,882
Prepaid expenses and other current assets	(377,308)	9,263
Accounts payable and accrued liabilities	(672,234)	175,298

Net cash used in operating activities	(3,010,529)	(789,712)

Cash Flows From Investing Activities:
Proceeds on sales of property and equipment	-	22,497
Purchase of property and equipment	(1,135)	-
Purchase of short-term investments	-	(499,790)

Net cash used in investing activities	(1,135)	(477,293)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares	1,026,528	-
Proceeds from issuance of common shares subscribed	-	45,000
Proceeds from exercise of warrants	995,038	-
Payments for issuance costs of common shares	(41,940)	-
Proceeds from borrowings	15,346	-

Net cash provided by financing activities	1,994,972	45,000

Effect of exchange rate changes on cash and cash equivalents	108,290	18,472

Net change in cash and cash equivalents	(908,402)	(1,203,533)
Cash and cash equivalents, beginning of period	7,213,695	5,030,583

Cash and cash equivalents, end of period	$6,305,293	$3,827,050

Supplemental Disclosure of Non-cash Financing Activities:
Preferred shares converted from temporary equity to common shares	$1,118,353	-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Changes in Shareholders' Equity

	Shares #	Common Shares	Common Shares Subscribed	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Balance - September 30, 2020	9,615,119	$18,500,853	$-	$1,550,480	$(287,204)	$(13,132,954)	6,631,175

Issuance of common shares in equity offering	169,753	1,026,528	-	-	-	-	1,026,528
Issuance costs	-	(60,983)	-	-	-	-	(60,983)
Issuance of common shares upon exercise of warrants	243,369	1,111,708	-	(116,670)	-	-	995,038
Issuance of common shares upon conversion of preferred shares	494,846	1,118,353					1,118,353
Preferred return on convertible preferred shares	-	-	-	-	-	(13,611)	(13,611)
Share-based compensation	-	-	-	722,909	-	-	722,909
Net loss and comprehensive loss	-	-	-	-	103,427	(2,637,612)	(2,534,185)

Balance - December 31, 2020	10,523,087	$21,696,459	$-	$2,156,719	$(183,777)	$(15,784,177)	$7,885,224

Balance - September 30, 2019	7,504,468	$12,005,051	$-	$327,768	$(342,074)	$(6,734,615)	$5,256,130

Common shares subscribed	-	-	45,000	-	-	-	45,000
Share-based compensation	-	-	-	8,775	-	-	8,775
Net loss and comprehensive loss	-	-	-	-	18,114	(1,094,333)	(1,076,219)

Balance - December 31, 2019	7,504,468	$12,005,051	$45,000	$336,543	$(323,960)	$(7,828,948)	$4,233,686

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

1. Nature of operations

Edesa Biotech, Inc. (the “Company” or “Edesa”) is a biopharmaceutical company focused on acquiring, developing and commercializing clinical- stage drugs for inflammatory and immune-related diseases with clear unmet medical needs. The Company is organized under the laws of British Columbia, Canada and is headquartered in Markham, Ontario, Canada.

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

2. Basis of presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, which were filed with the Securities and Exchange Commission (SEC) on December 7, 2020.

The accompanying condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Edesa Biotech Research, Inc., an Ontario corporation, and Edesa Biotech USA, Inc., a California corporation in the U.S. All intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2021.

Use of estimates

The preparation of the unaudited condensed interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed interim consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Areas where significant judgment is involved in making estimates are valuation of accounts and other receivable; valuation and useful lives of property and equipment; intangible assets; operating lease right-of-use assets; deferred income taxes; classification of convertible preferred shares as liability or equity; the determination of fair value of share-based compensation; the determination of fair value of warrants in order to allocate proceeds from equity issuances; and forecasting future cash flows for assessing the going concern assumption

Functional and reporting currencies

The condensed interim consolidated financial statements of the Company are presented in U.S. dollars, unless otherwise stated, which is the Company’s and its wholly owned subsidiary’s, Edesa Biotech USA, Inc., functional currency. The functional currency of the Company’s wholly owned subsidiary, Edesa Biotech Research, Inc., as determined by management, is Canadian dollars.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Future accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which includes provisions that require the measurement of an estimate of all current expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial assets measured at amortized cost basis are to be presented at the net amount expected to be collected and credit losses relating to available-for-sale debt securities are to be recorded through an allowance for credit losses. The guidance is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those years, with early adoption permitted for fiscal years beginning after December 15, 2018, however the effective date is delayed by one year for smaller reporting companies as defined by the SEC. These standards are effective for the Company during the fiscal year ending September 30, 2022. Management expects that ASU 2016-13, as updated, will not have a significant impact on the Company’s consolidated financial statements.

3. Property and equipment

Property and equipment, net consisted of the following:

	December 31, 2020	September 30, 2020

Computer equipment	$36,376	$34,651
Furniture and equipment	5,972	5,694

	42,348	40,345
Less: accumulated depreciation	(27,560)	(25,530)

Total property and equipment, net	$14,788	$14,815

Depreciation expense amounted to $1,619 and $2,403 for the three months ended December 31, 2020 and 2019, respectively.

4. Intangible Assets

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

The required upfront license payment of $2.5 million was paid by issuance of Series A-1 Convertible Preferred Shares. See Note 8 for convertible preferred shares. The value of the license includes acquisition legal costs. The license agreement requires certain development, approval and commercialization milestone payments contingent on certain future events. The Company also has a commitment to pay royalties based on any net sales of licensed products and a percentage of any sublicensing revenue. See Note 6 for license commitments and Note 7 for temporary equity.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Intangible assets, net consisted of the following:

	December 31, 2020	September 30, 2020

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(71,240)	(45,947)

Total intangible assets, net	$2,458,243	$2,483,536

Amortization expense amounted to $25,293 for the three months ended December 31, 2020. There was no amortization expense for three months ended December 31, 2019.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2021	$75,879
September 30, 2022	101,172
September 30, 2023	101,172
September 30, 2024	101,172
September 30, 2025	101,172
Thereafter	1,977,676

$2,458,243

5. Leases

Related party operating lease

The Company leases facilities used for executive offices from a related company for a six-year term through December 2022, with an option to renew for an additional two-year term. The option period is not included in the operating lease right-of-use assets and liabilities.

The gross amounts of assets and liabilities related to operating leases are as follows:

	Balance Sheet Caption	December 31, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$150,413

Liabilities:
Current:
Operating lease liabilities	Short-term operating lease liabilities	$74,877
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	79,923

Total lease liabilities		$154,800

The components of lease cost were as follows:
	Statements of Operations Caption	Quarter Ended December 31, 2020
Operating lease cost	General and administrative	$19,688

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Lease terms and discount rates were as follows:
December 31, 2020
Remaining lease term (months):	24
Estimated incremental borrowing rate:	6.5%

The approximate future minimum lease payments under operating leases at December 31, 2020 were as follows:
Year Ending
September 30, 2021	$62,081
September 30, 2022	82,732
September 30, 2023	20,683

Total lease payment	165,464
Less imputed interest	10,696

Present value of lease liabilities	154,768
Less current installments	74,877

Long-term lease liabilities excluding current installments	$79,923

Cash flow information was as follows:
	Statements of Cash Flows Caption	Quarter Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	Accounts payable and accrued liabilities	$19,689

The Company leased facilities through its California subsidiary under two operating leases that expired in September 2020. Total rent under these leases included in general and administrative expenses was $0 and $68,508 for the three month ended December 31, 2020 and 2019, respectively. There was no rent under these leases prior to the completion of the reverse acquisition on June 7, 2019.

6. Commitments

Research and other commitments

The Company has commitments for contracted research organizations who perform clinical trials for the Company’s ongoing clinical studies, other service providers and the drug substance acquired in connection with a license agreement. Aggregate future contractual payments at December 31, 2020 are as follows:

Year Ending
September 30, 2021	$4,128,000
September 30, 2022	2,574,000
September 30, 2023	28,000
September 30, 2024	25,000

$6,755,000

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to certain know-how, patents and data relating to certain monoclonal antibodies ("the Constructs"), including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 5 for intangible asset. Under the license agreement, the Company is committed to payments of up to an aggregate amount of $356 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. Effective December 31, 2020, the parties mutually agreed to change the timing of the first milestone event to February 28, 2021. The Company also has a commitment to pay royalties based on any net sales of the products in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No royalty or sublicensing payments were made to the third party during the three months ended December 31, 2020.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

In connection with this license agreement and pursuant to a purchase agreement entered into in April 2020, the Company acquired drug substance of one of the Constructs for an aggregate purchase price of $5.0 million, payable in two future installments, the first when the Company is ready to initiate a Phase 2 trial and the second when the Company is ready to initiate a Phase 3 trial. The purchase commitment is included in the table above in 2021 and 2022. No amounts have been paid for the drug substance during the three months ended December 31, 2020.

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know- how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.6 million. Upon divestiture of substantially all of the assets of the Company, the Company shall pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. No license or royalty payments were made to the third party during the three months ended December 31, 2020 and 2019.

Related party patent royalty commitments

On August 14, 2002, through its California subsidiary, the Company entered into a patent royalty agreement with a director of the Company, whereby he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts from products using this invention in excess of $500,000 annually. There were no royalty expenses during the three months ended December 31, 2020 and 2019.

Retirement savings plan 401(k) contributions

Executive officers and employees of the California subsidiary are eligible to receive the Company’s non-elective safe harbor employer contribution of 3% of eligible compensation under a 401(k) plan to provide retirement benefits. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were $4,640 and $1,556 during the three months ended December 31, 2020 and 2019 respectively.

7. Temporary Equity

Series A-1 Convertible Preferred Shares

As described in Notes 4 and 6, in April 2020, the Company entered into a license agreement with a pharmaceutical development company to obtain exclusive world-wide rights to know-how, patents and data relating to certain monoclonal antibodies ("the Constructs"), including sublicensing rights. In exchange for the exclusive rights to develop and commercialize the Constructs, the Company issued 250 convertible preferred shares valued at $2.5 million designated as Series A-1 Convertible Preferred Shares (the “Series A-1 Shares). The Series A-1 Shares have no par value, a stated value of $10,000 per share and rank, with respect to redemption payments, rights upon liquidation, dissolution or winding-up of the Company, or otherwise, senior in preference and priority to the Company’s common shares.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

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

Issued and outstanding Series A-1 Convertible Preferred Shares:

	Series A-1 Convertible Preferred Shares (#)	Series A-1 Convertible Preferred Shares
Balance – September 30, 2019	-	$-

Issuance of convertible preferred shares	250	$2,500,000
Convertible preferred share issuance costs	-	(57,154)
Preferred return on convertible preferred shares	-	34,109

Balance – September 30, 2020	250	$2,476,955

Preferred return on convertible preferred shares	-	13,611
Preferred Shares converted	(110)	(1,118,353)

Balance –December 31, 2020	140	$1,372,213

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

8. Capital shares

Equity Offering

On January 8, 2020, the Company closed a registered direct offering of 1,354,691 common shares, no par value and a concurrent private placement of Class A Purchase Warrants to purchase an aggregate of up to 1,016,036 common shares and Class B Purchase Warrants to purchase an aggregate of up to 677,358 common shares. Gross proceeds from the offering amounted to $4,360,500.

The Class A Purchase Warrants were exercisable on or after July 8, 2020, at an exercise price of $4.80 per share and will expire on July 8, 2023. The Class B Purchase Warrants were exercisable on or after July 8, 2020, at an exercise price of $4.00 per share and expired on November 8, 2020. In connection with the offering, the Company also issued warrants to purchase an aggregate of 12,364 common shares to certain affiliated designees of the placement agent as part of the placement agent’s compensation. The placement agent warrants were exercisable on or after July 6, 2020, at an exercise price of $3.20 per share, and will expire on January 6, 2025.

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

Equity Distribution Agreement

On September 28, 2020, the Company entered into an Equity Distribution Agreement with RBC Capital Markets, LLC (“RBCCM”), as sales agent, pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $9.2 million in gross cash proceeds. RBCCM will use commercially reasonable efforts to sell the common shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the shares and may at any time suspend sales under the distribution agreement or terminate the agreement in accordance with its terms. The total amount of cash that may be generated under this distribution agreement is uncertain and depends on a variety of factors, including market conditions and the trading price of the Company’s common shares. During the three months ended December 31, 2020, 169,753 shares were sold under the distribution agreement, resulting in $1,026,528 in gross proceeds and $35,928 in commissions.

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

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrant Shares (#)	Weighted Average Exercise Price
Balance – September 30, 2019	48,914	$11.19

Issued	1,705,758	$4.47
Exercised	(761,951)	4.31

Balance – September 30, 2020	992,721	$4.92

Exercised	(243,369)	$4.09

Balance – December 31, 2020	749,352	$5.19

The following table summarizes information about the warrants outstanding at December 31, 2020:

Number of Warrant (#)	Exercise Prices	Expiry Dates
28,124	$15.90	May 2023
701,966	$4.80	July 2023
7,484	$4.81	June 2024
11,778	$3.20	January 2025
749,352

There were no warrants issued during the three months ended December 31, 2020 and 2019.

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

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price
Balance – September 30, 2019	319,645	$3.39

Granted	366,365	3.35
Exercised	(4,450)	2.60
Forfeited	(5,790)	2.73
Expired	(333)	145.20

Balance – September 30, 2020	675,437	$3.30

Granted	430,000	7.44
Expired	(238)	-

Balance – December 31, 2020	1,105,199	$4.77

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

On October 13, 2020, the independent directors of the Board of Directors granted a total of 430,000 options to directors, officers and employees of the Company pursuant to the 2019 Plan. The options have a term of 10 years with monthly vesting in equal proportions over 36 months beginning on the grant date and an exercise price equal to the Nasdaq closing price on the grant date.

The weighted average contractual life remaining on the outstanding options at December 31, 2020 is 104 months.

The following table summarizes information about the options under the Incentive Plan outstanding and exercisable at December 31, 2020:

Number of Options (#)	Exercisable at December 31, 2020 (#)	Range of Exercise Prices	Expiry Dates
214	214	C$638.40	Nov 2021
238	238	$304.08	Dec 2022
3,499	3,499	$35.28 - 93.24	Sep 2023-Mar 2025
311,883	304,323	C$2.16	Aug 2027-Dec 2028
345,365	178,239	$3.16	Feb 2030
14,000	776	$8.07	Sep 2030
430,000	35,847	$7.44	Oct 2030
1,105,199	523,136

The fair value of options granted during the three months ended December 31, 2020 was estimated using the Black-Scholes option valuation model using the following assumptions:

Three Months Ended
December 31, 2020

Risk free interest rate	0.31%
Expected life	5 years
Expected share price volatility	97.28%
Expected dividend yield	0.00%

There were no options granted during the three months ended December 31,2019.

The Company recorded $722,909 and $8,755 of share-based compensation expenses for the three months ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company had approximately $1,944,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 34 months.

Issued and outstanding common shares:
	Number of Common Shares (#)	Common Shares
Balance – September 30, 2019	7,504,468	$12,005,051

Common shares issued	1,354,691	$3,070,358
Common shares issued upon exercise of warrants	751,510	3,754,265
Common shares issued upon exercise of share options	4,450	20,935
Share issuance costs	-	(349,756)

Balance – September 30, 2020	9,615,119	$18,500,853

Common shares issued	169,753	$1,026,528
Common shares issued upon exercise of warrants	243,369	1,111,708
Common shared issued upon conversion of preferred shares	494,846	1,118,353
Share issuance costs	-	(60,983)

Balance – December 31, 2020	10,523,087	$21,696,459

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

9. Financial instruments

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

(c) Foreign exchange risk

The Company’s subsidiary has balances in Canadian dollars that give rise to exposure to foreign exchange (“FX”) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At December 31, 2020, the Company’s Ontario subsidiary had assets of C$3 million and the U.S. dollar was equal to 1.2744 Canadian dollars. Based on the exposure at December 31, 2020, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $235,000.

(d) Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. In meeting its liquidity requirements, the Company closely monitors its forecasted cash requirements with expected cash drawdown.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

10. Segmented information

The Company's operations comprise a single reportable segment engaged in the research and development, manufacturing and commercialization of innovative pharmaceutical products. As the operations comprise a single reportable segment, amounts disclosed in the financial statements for loss for the period, depreciation and total assets also represent segmented amounts.

11. Loss per share

The Company had securities outstanding which could potentially dilute basic EPS in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would have been anti-dilutive.

12. Related party transactions

During the periods presented, the Company incurred the following related party transactions:

●
During the three months ended December 31, 2020 and 2019, the Company incurred rent expense of $19,688 and $19,440 from a related company, respectively. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties.

●
No royalty expenses to a director related to product sales by the California subsidiary were incurred during the three months ended December 31, 2020 and 2019. Included in accounts payable and accrued liabilities at December 31, 2019 was royalty payable of $23,457 to that director for product sales by the California subsidiary during 2019.

13. Subsequent events

Subsequent to December 31, 2020 and through February 12, 2021, the Company received $3.13 million as follows: 416,710 common shares were issued under the equity distribution agreement with RBCCM with gross proceeds of approximately $2.72 million and commissions of approximately $0.10 million; 98,437 common shares were issued upon exercise of Class A warrants with proceeds of approximately $0.47 million; and 10,746 common shares were issued upon exercise of share options with proceeds of approximately $0.03 million.

On February 2, 2021, the Company, through its wholly owned Ontario subsidiary, entered into a multi-year contribution agreement with the Canadian government’s Strategic Innovation Fund. Under this agreement, the Government of Canada committed up to C$14.05 million ($11 million) in nonrepayable funding toward 75% of our eligible reimbursable expenses for (i) the Phase 2 portion of the ongoing Phase 2/3 study of the investigation therapy EB05 in hospitalized COVID-19 patients, and (ii) certain pre-clinical research intended to potentially broaden the application of our experimental therapy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of December 31, 2020 and our audited consolidated financial statements for the year ended September 30, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 7, 2020.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended September 30, 2020 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of December 31, 2020 and September 30, 2020, and for the three months ended December 31, 2020 and 2019 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Recent Developments

Reimbursement Grant

On February 2, 2021, our wholly owned subsidiary Edesa Biotech Research, Inc. entered into a multi-year contribution agreement with the Canadian government’s Strategic Innovation Fund, or SIF (the “Agreement”). Under this Agreement, the Government of Canada committed up to C$14.05 million ($11 million) in nonrepayable funding toward (i) the Phase 2 portion of our ongoing Phase 2/3 study of our investigation therapy EB05 in hospitalized COVID-19 patients, and (ii) certain pre-clinical research intended to potentially broaden the application of our experimental therapy (collectively, the “Project”). Pursuant to the contribution agreement, Edesa will conduct work, incur expenses and fund all costs from our own cash resources. On a quarterly basis, we may submit claims to the SIF for 75% of eligible reimbursable expenses.

Under the Agreement, Edesa has agreed to certain obligations in relation to the completion of the Project. In the event that we breach our obligations under the Agreement, subject to applicable cure, the SIF may exercise a number of remedies, including suspending or terminating funding under the Agreement, demanding repayment of funding previously received and/or terminating the Agreement. The performance obligations of Edesa Biotech Research under the contribution agreement are guaranteed by the Company.

Significant Accounting Policies and Estimates

Edesa’s significant accounting policies are described in Note 3 to our audited consolidated financial statements for the period ended September 30, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 7, 2020. There are no significant changes in those policies for the quarter ended December 31, 2020.

Results of Operations

Comparison of the Three Months Ended December 31, 2020 and 2019

There were no revenues for the three months ended December 31, 2020 compared to $0.11 million for the three months ended December 31,2019, reflecting the winddown and discontinuation of sales of product inventory obtained in the reverse acquisition.

Total operating expenses increased by $1.40 million to $2.61 million for the three months ended December 31, 2020 compared to $1.21 million for the same period last year:

●
There was no cost of sales for the three months ended December 31, 2020 compared to less than $0.01 million for the three months ended December 31, 2019, reflecting the winddown and discontinuation of sales of product inventory obtained in the reverse acquisition.

●
Research and development expenses increased by $0.85 million to $1.38 million for the three months ended December 31, 2020 compared to $0.53 million for the same period last year primarily due to increased external research expenses related to our ongoing clinical studies and an increase in non-cash share-based compensation. Higher salary and related personnel expenses and patent fees also contributed to the increase.

●
General and administrative expenses increased by $0.55 million to $1.23 million for the three months ended December 31, 2020 compared to $0.68 million for the same period last year primarily as a result of an increase in non-cash share-based compensation. Higher salary and related personnel expenses and legal and other professional services also contributed to the increase.

Total other loss increased by $0.04 million to $0.02 million other loss for the three months ended December 31, 2020 compared to $0.02 million other income for the same period last year primarily due to fluctuations in Canadian dollar exchange rates. Lower interest income due to decreases in interest rates also contributed to the increase.

For the three months ended December 31, 2020, Edesa reported a net loss of $2.64 million, or $0.26 per common share, compared to a net loss of $1.09 million, or $0.15 per common share, for the three months ended December 31, 2019.

Capital Expenditures

Our capital expenditures primarily consist of purchases of computer and office equipment. There were no significant capital expenditures for the three months ended December 31, 2020 and 2019.

Liquidity and Capital Resources

As a clinical-stage company we have not generated significant revenue, and we expect to incur operating losses as we continue our efforts to acquire, develop, seek regulatory approval for and commercialize product candidates and execute on our strategic initiatives. Our operations have historically been funded through issuances of common shares, exercises of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. For the three-month periods ended December 31, 2020 and 2019, we reported net losses of $2.64 million and $1.09 million, respectively.

At December 31, 2020, we had cash and cash equivalents of $6.31 million, working capital of $6.76 million, shareholders’ equity and temporary equity of $9.26 million and an accumulated deficit of $15.78 million. Subsequent to December 31, 2020, we received combined net proceeds of $3.13 million from our equity distribution agreement with RBCCM, exercise of warrants and exercise of options. Under our reimbursement grant with the Canadian government’s Strategic Innovation Fund, we are eligible to receive cash reimbursements up to C$14.05 million ($11 million USD) in the aggregate for certain research and development expenses related to our EB05 clinical development program.

We plan to finance company operations over the course of the next twelve months with cash and cash equivalents on hand and reimbursements of eligible research and development expenses under our agreement with the Canadian government’s SIF. Management has flexibility to adjust this timeline by a making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations, we may also seek additional financing through the sale of equity, government grants, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. If we determine it is advisable to raise additional funds, there is no assurance that adequate funding will be available to us or, if available, that such funding will be available on terms that we or our shareholders view as favorable. Market volatility and concerns over a global slowdown related to the COVID-19 pandemic may have a significant impact on the availability of funding sources and the terms at which any funding may be available.

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

Research and development expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Research and development expenses for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. Our research and development costs were $1.38 million and $0.53 million for the three months ended December 31, 2020 and 2019, respectively. The increase was due primarily to increased external research expenses related to the ongoing Phase 2/Phase 3 clinical study of our EB05 drug candidate as a potential treatment for hospitalized COVID-19 patients and an increase in non-cash share-based compensation. Higher salary and related personnel expenses and patent fees also contributed to the increase.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of December 31, 2020, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2020, filed with the Securities and Exchange Commission on December 7, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

10.1+
Strategic Innovation Fund Agreement among Edesa Biotech Research, Inc., Edesa Biotech, Inc., and her Majesty the Queen in right of Canada as represented by the Minister of Industry, dated February 2, 2021 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2021, and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

+ Portions of this exhibit have been omitted pursuant to Rule 601(b)(10)(iv) of Regulation S-K.

* The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Edesa Biotech, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2021	EDESA BIOTECH, INC.

/s/ Kathi Niffenegger
Kathi Niffenegger
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)