Form 10-Q
period 2021-03-31
Edesa Biotech, Inc.
filed 2021-05-14
CIK 1540159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 13, 2021, the registrant had 13,255,559 common shares issued and outstanding.

Edesa Biotech, Inc.
Quarterly Report on Form 10 Q
For the Quarter Ended March 31, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Balance Sheets

	March 31, 2021	September 30, 2020

Assets:

Current assets:
Cash and cash equivalents	$10,966,194	$7,213,695
Accounts and other receivable	7,810,139	87,446
Prepaid expenses and other current assets	2,642,026	802,877

Total current assets	21,418,359	8,104,018

Non-current assets:
Property and equipment, net	16,129	14,815
Intangible asset, net	2,432,950	2,483,536
Operating lease right-of-use assets	134,252	160,006

Total assets	$24,001,690	$10,762,375

Liabilities, shareholders' equity and temporary equity:

Current liabilities:
Accounts payable and accrued liabilities	$4,543,123	$1,460,127
Short-term operating lease liabilities	77,012	69,730

Total current liabilities	4,620,135	1,529,857

Non-current liabilities:

Long-term payables	47,646	29,928
Long-term operating lease liabilities	61,125	94,460

Total liabilities	4,728,906	1,654,245

Commitments (Note 6)

Temporary equity:
Convertible preferred shares	-	2,476,955

Shareholders' equity:
Capital shares
Authorized unlimited common and preferred shares without par value
Issued and outstanding:
13,246,559 common shares (September 30, 2020 - 9,615,119)	34,602,637	18,500,853
Additional paid-in capital	2,914,482	1,550,480
Accumulated other comprehensive loss	(194,257)	(287,204)
Accumulated deficit	(18,050,078)	(13,132,954)

Total shareholders' equity	19,272,784	6,631,175

Total liabilities, shareholders' equity and temporary equity	$24,001,690	$10,762,375

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

Revenues:
Product sales	$-	$110,516	$-	$218,316

Expenses:
Cost of sales	-	10,037	-	13,815
Research and development	7,975,304	502,814	9,354,958	1,030,812
General and administrative	1,535,127	1,113,917	2,769,275	1,795,623

	9,510,431	1,626,768	12,124,233	2,840,250

Loss from Operations	(9,510,431)	(1,516,252)	(12,124,233)	(2,621,934)

Other Income (Loss):
Reimbursement grant income	7,170,465	-	7,170,465	-
Interest income	747	18,771	1,669	32,963
Foreign exchange gain	80,032	7,845	55,300	5,802

	7,251,244	26,616	7,227,434	38,765

Loss before income taxes	(2,259,187)	(1,489,636)	(4,896,799)	(2,583,169)

Income tax expense	800	-	800	800

Net Loss	(2,259,987)	(1,489,636)	(4,897,599)	(2,583,969)

Exchange differences on translation	(10,480)	(39,908)	92,947	(21,794)

Net Comprehensive Loss	$(2,270,467)	$(1,529,544)	$(4,804,652)	$(2,605,763)

Weighted average number of common shares	11,641,201	8,740,065	10,894,441	8,118,891

Loss per common share - basic and diluted	$(0.19)	$(0.17)	$(0.45)	$(0.32)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Cash Flows

	Six Months Ended
	March 31, 2021	March 31, 2020

Cash Flows from Operating Activities:
Net loss	$(4,897,599)	$(2,583,969)
Adjustments for:
Depreciation and amortization	58,647	5,054
Share-based compensation	1,190,347	388,775
Change in working capital items:
Accounts and other receivable	(7,564,714)	127,146
Prepaid expenses and other current assets	(1,928,522)	27,030
Accounts payable and accrued liabilities	2,951,784	75,805

Net cash used in operating activities	(10,190,057)	(1,960,159)

Cash Flows from Investing Activities:
Proceeds on sales of property and equipment	-	43,184
Purchase of property and equipment	(4,098)	(825)
Purchase of short-term investments	-	(500,000)
Proceeds from maturities of short-term investments	-	500,000

Net cash provided by (used in) investing activities	(4,098)	42,359

Cash Flows from Financing Activities:
Proceeds from issuance of common shares and warrants	12,793,591	4,360,500
Proceeds from exercise of warrants	1,467,536	-
Proceeds from exercise of share options	26,079	-
Payments for issuance costs	(349,408)	(468,699)

Net cash provided by financing activities	13,937,798	3,891,801

Effect of exchange rate changes on cash and cash equivalents	8,856	(14,654)

Net change in cash and cash equivalents	3,752,499	1,959,347
Cash and cash equivalents, beginning of period	7,213,695	5,030,583

Cash and cash equivalents, end of period	$10,966,194	$6,989,930

Supplemental Disclosure of Non-Cash Financing Activities:
Preferred shares converted from temporary equity to common shares	$2,496,480	$-
Issuance costs withheld from gross proceeds from issuance of common shares	955,950	-
Fair value of compensation warrants to underwriter	407,023	-
Fair value of placement agent warrants	-	18,051

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Changes in Shareholders' Equity

	Shares #	Common Shares	Common Shares Subscribed	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Three Months Ended March 31, 2021
Balance - December 31, 2020	10,523,087	$21,696,459	$-	$2,156,719	$(183,777)	$(15,784,177)	$7,885,224

Issuance of common shares in equity offerings	1,979,210	12,723,013	-	-	-	-	12,723,013
Issuance costs including fair value of underwriter warrants	-	(1,810,237)	-	407,023	-	-	(1,403,214)
Issuance of common shares upon exercise of warrants	98,437	570,228	-	(97,731)	-	-	472,497
Issuance of common shares upon exercise of share options	10,746	45,047	-	(18,968)	-	-	26,079
Preferred return on convertible preferred shares	-	-	-	-	-	(5,914)	(5,914)
Conversion of convertible preferred shares	635,079	1,378,127	-	-	-	-	1,378,127
Share-based compensation	-	-	-	467,439	-	-	467,439
Net loss and comprehensive loss	-	-	-	-	(10,480)	(2,259,987)	(2,270,467)

Balance - March 31, 2021	13,246,559	$34,602,637	$-	$2,914,482	$(194,257)	$(18,050,078)	$19,272,784

Three Months Ended March 31, 2020
Balance - December 31, 2019	7,504,468	$12,005,051	$45,000	$336,543	$(323,960)	$(7,828,948)	$4,233,686

Issuance of common shares and warrants in equity offering	1,354,691	3,070,358	(45,000)	1,290,142	-	-	4,315,500
Issuance costs	-	(342,735)	-	(125,964)	-	-	(468,699)
Share-based compensation	-	-	-	380,000	-	-	380,000
Net loss and comprehensive loss	-	-	-	-	(39,908)	(1,489,636)	(1,529,544)

Balance - March 31, 2020	8,859,159	$14,732,674	$-	$1,880,721	$(363,868)	$(9,318,584)	$6,930,943

Six Months Ended March 31, 2021
Balance - September 30, 2020	9,615,119	$18,500,853	$-	$1,550,480	$(287,204)	$(13,132,954)	$6,631,175

Issuance of common shares in equity offerings	2,148,963	13,749,541	-	-	-	-	13,749,541
Issuance costs including fair value of underwriter warrants	-	(1,871,220)	-	407,023	-	-	(1,464,197)
Issuance of common shares upon exercise of warrants	341,806	1,681,936	-	(214,400)	-	-	1,467,536
Issuance of common shares upon exercise of share options	10,746	45,047	-	(18,968)	-	-	26,079
Preferred return on convertible preferred shares	-	-	-	-	-	(19,525)	(19,525)
Conversion of convertible preferred shares	1,129,925	2,496,480	-	-	-	-	2,496,480
Share-based compensation	-	-	-	1,190,347	-	-	1,190,347
Net loss and comprehensive loss	-	-	-	-	92,947	(4,897,599)	(4,804,652)

Balance - March 31, 2021	13,246,559	$34,602,637	$-	$2,914,482	$(194,257)	$(18,050,078)	$19,272,784

Six Months Ended March 31, 2020
Balance - September 30, 2019	7,504,468	$12,005,051	$-	$327,768	$(342,074)	$(6,734,615)	$5,256,130

Issuance of common shares and warrants in equity offering	1,354,691	3,070,358	-	1,290,142	-	-	4,360,500
Issuance costs	-	(342,735)	-	(125,964)	-	-	(468,699)
Share-based compensation	-	-	-	388,775	-	-	388,775
Net loss and comprehensive loss	-	-	-	-	(21,794)	(2,583,969)	(2,605,763)

Balance - March 31, 2020	8,859,159	$14,732,674	$-	$1,880,721	$(363,868)	$(9,318,584)	$6,930,943

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

Impact of COVID-19

The ongoing COVID-19 pandemic has severely impacted global economic activity and has caused material disruptions to almost every industry directly or indirectly. The full impact of the pandemic remains uncertain and ongoing developments related to the pandemic may cause material impacts to the Company’s future operations, clinical study timelines and financial results. While the full impact of the COVID-19 pandemic to business and operating results presents additional uncertainty, the Company’s management continues to use reasonably available information to assess impacts of Covid-19 on the Company’s business plans and financial condition.

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

The accompanying condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Edesa Biotech Research, Inc., an Ontario corporation, and Edesa Biotech USA, Inc., a California corporation in the U.S. All intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2021.

Use of estimates

The preparation of the unaudited condensed interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed interim consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Areas where significant judgment is involved in making estimates are valuation of accounts and other receivable; valuation and useful lives of property and equipment; intangible assets; operating lease right-of-use assets; deferred income taxes; classification of convertible preferred shares as liability or equity; the determination of fair value of share-based compensation; the determination of fair value of warrants in order to allocate proceeds from equity issuances and assign value to underwriter warrants; and forecasting future cash flows for assessing the going concern assumption.

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

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

3.
Property and Equipment

Property and equipment, net consisted of the following:

	March 31, 2021	September 30, 2020

Computer equipment	$39,550	$34,651
Furniture and equipment	6,043	5,694

	45,593	40,345
Less: accumulated depreciation	(29,464)	(25,530)

Total property and equipment, net	$16,129	$14,815

Depreciation expense amounted to $1,619 and $2,651 for the three months ended March 31, 2021 and 2020, respectively, and $3,934 and $5,054 for the six months ended March 31, 2021 and 2020, respectively.

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

The required upfront license payment of $2.5 million was paid by the issuance of Series A-1 Convertible Preferred Shares. The value of the license includes acquisition legal costs. The license agreement requires certain development, approval and commercialization milestone payments contingent on certain future events. The Company also has a commitment to pay royalties based on any net sales of licensed products and a percentage of any sublicensing revenue. See Note 6 for license commitments and Note 7 for convertible preferred shares in temporary equity.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Intangible assets, net consisted of the following
	March 31, 2021	September 30, 2020

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(96,533)	(45,947)

Total intangible assets, net	$2,432,950	$2,483,536

Amortization expense amounted to $25,293 and $50,586 for the three and six months ended March 31, 2021, respectively. There was no amortization expense for the three and six months ended March 31, 2020.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2021	$50,586
September 30, 2022	101,172
September 30, 2023	101,172
September 30, 2024	101,172
September 30, 2025	101,172
Thereafter	1,977,676

$2,432,950

5.
Leases

Related party operating lease

The Company leases facilities used for executive offices from a related company for a six-year term through December 2022, with an option to renew for an additional two-year term. The option period is not included in the operating lease right-of-use assets and liabilities.

The gross amounts of assets and liabilities related to operating leases on the Balance Sheets were as follows:

	March 31, 2021	September 30, 2020
Assets:
Operating lease right-of-use assets	$134,252	$160,006

Liabilities:
Current:
Short-term operating lease liabilities	$77,012	$69,730
Long-term:
Long-term operating lease liabilities	61,125	94,460

Total lease liabilities	$138,137	$164,190

The components of lease cost were as follows:

	Three Months Ended		Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Operating lease cost, included in general and administrative expenses on the Statements of Operations	$20,253	$19,131	$39,941	38,571

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Lease terms and discount rates were as follows:

	March 31, 2021	September 30, 2020
Remaining lease term (months):	21	27
Estimated incremental borrowing rate:	6.5%	6.5%

The approximate future minimum lease payments under operating leases at March 31, 2021 were as follows:

Year Ending
September 30, 2021	$41,862
September 30, 2022	83,724
September 30, 2023	20,931

Total lease payment	146,517
Less imputed interest	8,380

Present value of lease liabilities	138,137
Less current installments	77,012

Long-term lease liabilities excluding current installments	$61,125

Cash flow information was as follows:

	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities, included in accounts payable and accrued liabilities on the Statements of Cash Flows	$39,942	$38,572

The Company leased facilities through its California subsidiary under two operating leases that expired in September 2020. Total rent under these leases included in general and administrative expenses was $55,068 and $109,847 for the three and six months ended March 31, 2020, respectively. There was no rent under these leases during the three and six months ended March 31, 2021.

6.
Commitments

Research and other commitments

The Company has commitments for contracted research organizations who perform clinical trials for the Company’s ongoing clinical studies, other service providers and the drug substance acquired in connection with a license agreement. Aggregate future contractual payments at March 31, 2021 are as follows:

Year Ending
September 30, 2021	$1,808,000
September 30, 2022	3,025,000
September 30, 2023	156,000
September 30, 2024	63,000

$5,052,000

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to certain know-how, patents and data relating to certain monoclonal antibodies ("the Constructs"), including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 4 for intangible asset. Under the license agreement, the Company recorded an expense of $3.5 million as a result of meeting a milestone during the three months ended March 31, 2021 and is committed to remaining payments of up to an aggregate amount of $352.5 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. The Company also has a commitment to pay royalties based on any net sales of the products in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in thecountries where it does not directly commercialize the products containing the Constructs. No royalty or sublicensing payments were made to the third party during the three and six months ended March 31, 2021 and 2020.

In connection with this license agreement and pursuant to a purchase agreement entered into in April 2020, the Company acquired drug substance of one of the Constructs for an aggregate purchase price of $5.0 million, payable in two future installments, the first when the Company is ready to initiate a Phase 2 trial and the second when the Company is ready to initiate a Phase 3 trial. A payment of $2.5 million was made for the drug substance during the three months ended March 31, 2021. The remaining purchase commitment is included in the table above for the year ending September 30, 2022.

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know- how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.6 million. Upon divestiture of substantially all of the assets of the Company, the Company shall pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. No license or royalty payments were made to the third party during the three and six months ended March 31, 2021 and 2020. In March 2021, through its Ontario subsidiary, the Company entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement. Under the 2021 license agreement, the Company is committed to payments of various amounts to the inventor upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $69.2 million, primarily relating to future potential commercial approval and sales milestones. In addition, if the Company fails to file an investigational new drug application or foreign equivalent (“IND”) for the product within a certain period of time following the date of the agreement, the Company is required to remit to the inventor a fixed license fee annually as long as the requirement to file an IND remains unfulfilled.

Related party patent royalty commitments

In August 2002, through its California subsidiary, the Company entered into a patent royalty agreement with a director of the Company, whereby he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts in excess of $500,000 annually from legacy products using this invention. There were no royalty expenses during the three and six months ended March 31, 2021 and 2020.

Retirement savings plan 401(k) contributions

Executive officers and employees of the California subsidiary are eligible to receive the Company’s non-elective safe harbor employer contribution of 3% of eligible compensation under a 401(k) plan to provide retirement benefits. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were $9,990 and $2,979 during the three months ended March 31, 2021 and 2020, respectively and $14,629 and $4,535 during the six months ended March 31, 2021 and 2020, respectively.

7.
Temporary Equity

Series A-1 Convertible Preferred Shares

As described in Notes 4 and 6, in April 2020, the Company issued 250 convertible preferred shares valued at $2.5 million designated as Series A-1 Convertible Preferred Shares (the “Series A-1 Shares). The Series A-1 Shares have no par value, a stated value of $10,000 per share and rank, with respect to redemption payments, rights upon liquidation, dissolution or winding-up of the Company, or otherwise, senior in preference and priority to the Company’s common shares.

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

Because the convertible preferred shares are redeemable outside the control of the Company, they are presented as temporary equity rather than permanent shareholders’ equity until they are converted or redeemed. At March 31, 2021 all 250 Series A-1 Shares have been converted to common shares.

Issued and outstanding Series A-1 Convertible Preferred Shares:

	Series A-1 Convertible Preferred Shares (#)	Series A-1 Convertible Preferred Shares
Balance – September 30, 2019	-	$-

Issuance of convertible preferred shares	250	2,500,000
Convertible preferred share issuance costs	-	(57,154)
Preferred return on convertible preferred shares	-	34,109

Balance – September 30, 2020	250	$2,476,955

Preferred return on convertible preferred shares	-	19,525
Conversion to common shares	(250)	(2,496,480)

Balance – March 31, 2021	-	$-

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

8.
Capital Shares

Equity Offerings

On March 2, 2021, the Company closed an underwritten offering of 1,562,500 common shares, no par value, at a price to the public of $6.40 per share less underwriting discounts and commissions. Gross proceeds from the offering amounted to $10,000,000. The Company granted to the underwriters a 30-day option to purchase up to an additional 234,375 common shares. The underwriters option expired subsequent to March 31, 2021 with no further shares issued. On the closing date the Company issued Underwriter Warrants to purchase an aggregate of up to 109,375 common shares at an exercise price of $8.00 per share, expiring on February 26, 2026.

The direct costs related to the issuance of the common shares were $1,145,010. These direct costs were recorded as an offset against gross proceeds. The Company also recorded the fair value of underwriter warrants in the amount of $407,023 as share based compensation to nonemployees under additional paid-in capital and an offset against gross proceeds.

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

Equity Distribution Agreement

In September 2020, the Company entered into an Equity Distribution Agreement with RBC Capital Markets, LLC (“RBCCM”), as sales agent, pursuant to which the Company could offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $9.2 million in gross cash proceeds. The agreement was terminated on February 25, 2021. During the six months ended March 31, 2021, 586,463 shares were sold under the distribution agreement, resulting in $3,749,542 in gross proceeds. The commissions and direct costs of the offering program totaled $319,188 and were recorded as an offset against gross proceeds.

Black-Scholes option valuation model

The Company uses the Black-Scholes option valuation model to determine the fair value of share-based compensation for share options and compensation warrants granted and the fair value of warrants issued. Option valuation models require the input of highly subjective assumptions including the expected price volatility. The Company calculates expected volatility based on historical volatility of the Company’s share price. When there is insufficient data available, the Company uses a peer group that is publicly traded to calculate expected volatility. The Company adopted interest-free rates by reference to the U.S. treasury yield rates. The Company calculated the fair value of share options granted based on the expected life of 5 years, considering expected forfeitures during the option term of 10 years. Expected life of warrants is based on warrant terms. The Company did not and is not expected to declare any dividends. Changes in the subjective input assumptions can materially affect the fair value estimates, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s warrants and share options.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrant Shares (#)	Weighted Average Exercise Price
Balance – September 30, 2019	48,914	$11.19

Issued	1,705,758	4.47
Exercised	(761,951)	4.31

Balance – September 30, 2020	992,721	$4.92

Issued	109,375	8.00
Exercised	(341,806)	4.29

Balance – March 31, 2021	760,290	$5.65

The following table summarizes information about the warrants outstanding at March 31, 2021:

Number of Warrants (#)	Exercise Prices	Expiry Dates
28,124	$15.90	May 2023
603,529	$4.80	July 2023
7,484	$4.81	June 2024
11,778	$3.20	January 2025
109,375	$8.00	February 2025
760,290

The weighted average contractual life remaining on the outstanding warrants at March 31, 2021 is 30 months.

The fair value of warrants issued during the six months ended March 31, 2021 and 2020 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
	Underwriter Warrants	Class A Warrants	Class B Warrants	Placement Agent Warrants

Risk free interest rate	0.67%	1.61%	1.55%	1.61%
Expected life	5 years	3.5 years	0.83 years	5 years
Expected share price volatility	94.20%	103.81%	134.15%	101.89%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Share Options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the 2019 Plan) administered by the Board of Directors. Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. The number of shares available for issuance under the 2019 Plan at March 31, 2021 was 1,137,951, including shares available for the exercise of outstanding options. Subsequent to March 31, 2021, the shareholders of the Company approved an amendment to the 2019 Plan that increased the shares available for issuance by 1,497,000.

The Company's 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price and vesting of each option is determined by the independent members of the Board of Directors.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price
Balance – September 30, 2019	319,645	$3.39

Granted	366,365	3.35
Exercised	(4,450)	2.60
Forfeited	(5,790)	2.73
Expired	(333)	145.20

Balance – September 30, 2020	675,437	$3.30

Granted	450,000	7.35
Exercised	(10,746)	2.44
Forfeited	(19,066)	6.07
Expired	(238)	768.60

Balance – March 31, 2021	1,095,387	$4.79

The following table summarizes information about the options under the Incentive Plan outstanding and exercisable at March 31, 2021:

Number of Options (#)	Exercisable at March 31, 2021 (#)	Range of Exercise Prices	Expiry Dates
214	214	$638.40	Nov 2021
238	238	$304.08	Dec 2022
3,499	3,499	$35.28 - 93.24	Sep 2023-Mar 2025
305,403	300,543	$2.16	Aug 2027-Dec 2028
335,365	191,802	$3.16	Feb 2030
430,668	72,800	$7.44 - 8.07	Sep 2030-Oct 2030
20,000	834	$5.25 - 5.65	Jan 2031-Mar 2031
1,095,387	569,930

The weighted average contractual life remaining on the outstanding options at March 31, 2021 is 101 months.

On January 28, 2021 and March 30, 2021, the independent directors of the Board of Directors granted a total of 20,000 options to new employees of the Company pursuant to the 2019 Plan. The options have a term of 10 years with monthly vesting in equal proportions over 36 months beginning on the monthly anniversary of the grant date following 90 days of employment, and an exercise price equal to the Nasdaq closing price on the grant dates.

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

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

The fair value of options granted during the six months ended March 31, 2021 and 2020 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020

Risk free interest rate	0.31%-0.90%	1.45%
Expected life	5 years	5 years
Expected share price volatility	94.27%-97.28%	104.14%
Expected dividend yield	0.00%	0.00%

The Company recorded $467,439 and $380,000 of share-based compensation expenses for the three months ended March 31, 2021 and 2020, respectively and $1,190,347 and $388,775 of share-based compensation expenses for the six months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company had approximately $1,447,000 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 36 months.

Issued and outstanding common shares

	Number of Common Shares (#)	Common Shares
Balance – September 30, 2019	7,504,468	$12,005,051

Common shares issued in equity offering	1,354,691	3,070,358
Common shares issued upon exercise of warrants	751,510	3,754,265
Common shares issued upon exercise of share options	4,450	20,935
Share issuance costs	-	(349,756)

Balance – September 30, 2020	9,615,119	$18,500,853

Common shares issued in equity offerings	2,148,963	13,749,541
Common shares issued upon exercise of warrants	341,806	1,681,936
Common shares issued upon exercise of share options	10,746	45,047
Common shared issued upon conversion of preferred shares	1,129,925	2,496,480
Share issuance costs	-	(1,871,220)

Balance – March 31, 2021	13,246,559	$34,602,637

9.
Grant Income and Receivable

Grant income for the Company’s federal grant with the Canadian government’s Strategic Innovation Fund (SIF) is recorded based on the claim period. Claims during the three months ended March 31, 2021 included reimbursement of eligible costs from the eligibility date in the SIF contribution agreement to March 31, 2021. At March 31, 2021, grant reimbursements receivable of $7,170,465 were included in accounts and other receivable.

Edesa Biotech, Inc.
Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

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

The Company is also exposed to credit risk at period end from the carrying value of its cash and cash equivalents and accounts and other receivable. The Company manages this risk by maintaining bank accounts with Canadian Chartered Banks, U.S. banks believed to be credit worthy, U.S. Treasury Bills and money market mutual funds of U.S. government securities. The Company’s cash is not subject to any external restrictions. The Company assesses the collectability of accounts receivable through a review of the current aging, as well as an analysis of historical collection rates, general economic conditions and credit status of customers. Credit risk for HST refunds receivable and reimbursement grant receivable is not considered significant since amounts are due from the Canada Revenue Agency and Canadian Strategic Innovation Fund.

(c)
Foreign exchange risk

The Company’s subsidiary has balances in Canadian dollars that give rise to exposure to foreign exchange (“FX”) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At March 31, 2021, the Company’s Ontario subsidiary had assets of C$14.5 million and the U.S. dollar was equal to 1.2593 Canadian dollars. Based on the exposure at March 31, 2021, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $1.45 million.

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

13.
Related Party Transactions

During the periods presented, the Company incurred the following related party transactions:

●
During the three months ended March 31, 2021 and 2020, the Company incurred rent expense of $20,254 and $19,131, respectively, from a related company and $39,942 and $38,571 for the six months ended March 31, 2021 and 2020, respectively. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties.

●
During the six months ended March 31, 2020, accounts payable and accrued liabilities of $23,457 at September 30, 2019 was paid to a director for royalties on product sales by the California subsidiary during 2019. No royalty expenses were incurred since 2019.

14.
Subsequent Events

Subsequent to March 31, 2021, the independent directors of the Board of Directors granted a total of 688,000 options to directors, officers, employees and new employees of the Company pursuant to the 2019 Plan.The options have a term of 10 years and an exercise price equal to the Nasdaq closing price on the grant dates. Options for directors have monthly vesting in equal proportions over 12 months beginning on the grant date, options for officers and current employees have monthly vesting in equal proportions over 36 months beginning on the grant date, and options for new employees have monthly vesting in equal proportions over 36 months beginning on the monthly anniversary of the grant date following 90 days of employment. Subsequent to March 31, 2021, 9,000 shares were issued upon exercise of employee share options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of March 31, 2021 and our audited consolidated financial statements for the year ended September 30, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 7, 2020.

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

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of March 31, 2021 and September 30, 2020, and for the three and six months ended March 31, 2021 and 2020 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Recent Developments

Clinical Study Enrollment Updates

As of May 12, 2021, we have randomized more than 285 patients in an ongoing Phase 2/Phase 3 clinical study evaluating our EB05 drug candidate as a potential single-dose treatment for hospitalized COVID-19 patients with or at risk of developing ARDS. As currently designed, the Phase 2 part of the study may enroll up to 396 patients in order to provide a dataset of at least 316 evaluable subjects.

As of March 9, 2021, we completed enrollment of the first cohort of a Phase 2b clinical study evaluating the company's drug candidate EB01 as a monotherapy for chronic ACD. At present, all 46 subjects have completed the 28-day treatment, and the company is currently analyzing the blinded interim data. The interim results will determine the number of patients for the final part of the Phase 2b study.

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

Significant Accounting Policies and Estimates

Edesa’s significant accounting policies are described in Note 3 to our audited consolidated financial statements for the year ended September 30, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 7, 2020. There are no significant changes in those policies for the quarter ended March 31, 2021.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

There were no revenues for the three months ended March 31, 2021 compared to $0.11 million for the three months ended March 31, 2020, reflecting the winddown and discontinuation of sales of product inventory from legacy operations.

Total operating expenses increased by $7.88 million to $9.51 million for the three months ended March 31, 2021 compared to $1.63 million for the same period last year:

●
There was no cost of sales for the three months ended March 31, 2021 compared to $0.01 million for the three months ended March 31, 2020, reflecting the winddown and discontinuation of sales of product inventory from legacy operations.

●
Research and development expenses increased by $7.48 million to $7.98 million for the three months ended March 31, 2021 compared to $0.50 million for the same period last year primarily due to milestone payments related to advancement of our EB05 clinical program, increased external research expenses related to accelerated activity in our ongoing clinical studies, increased investigational drug product expenses and an increase in non-cash share-based compensation. Higher salary and related personnel expenses and patent fees also contributed to the increase.

●
General and administrative expenses increased by $0.43 million to $1.54 million for the three months ended March 31, 2021 compared to $1.11 million for the same period last year primarily as a result of higher salary and related personnel expenses and increased headcount. Higher legal and other professional services also contributed to the increase.

Total other income increased by $7.22 million to $7.25 million for the three months ended March 31, 2021 compared to $0.03 million for the same period last year primarily due to increased grant income related to the initiation of reimbursements under our federal grant with the Canadian government’s Strategic Innovation Fund.

For the three months ended March 31, 2021, Edesa reported a net loss of $2.26 million, or $0.19 per common share, compared to a net loss of $1.49 million, or $0.17 per common share, for the three months ended March 31, 2020.

Comparison of the Six Months Ended March 31, 2021 and 2020

There were no revenues for the six months ended March 31, 2021 compared to $0.22 million for the six months ended March 31, 2020, reflecting the winddown and discontinuation of sales of product inventory from legacy operations.

Total operating expenses increased by $9.28 million to $12.12 million for the six months ended March 31, 2021 compared to $2.84 million for the same period last year:

●
There was no cost of sales for the six months ended March 31, 2021 compared to $0.01 million for the six months ended March 31, 2020, reflecting the winddown and discontinuation of sales of product inventory from legacy operations.

●
Research and development expenses increased by $8.32 million to $9.35 million for the six months ended March 31, 2021 compared to $1.03 million for the same period last year primarily due to milestone payments related to advancement of our EB05 clinical program, increased external research expenses related to accelerated activity in our ongoing clinical studies, increased investigational drug product expenses and an increase in non-cash share-based compensation. Higher salary and related personnel expenses and patent fees also contributed to the increase.

●
General and administrative expenses increased by $0.97 million to $2.77 million for the six months ended March 31, 2021 compared to $1.80 million for the same period last year primarily as a result of higher salary and related personnel expenses, non-cash share-based compensation and increased headcount. Higher legal and other professional services also contributed to the increase.

Total other income increased by $7.19 million to $7.23 million for the six months ended March 31, 2021 compared to $0.04 million for the same period last year primarily due to increased grant income related to the initiation of reimbursements under our federal grant with the Canadian government’s Strategic Innovation Fund.

For the six months ended March 31, 2021, Edesa reported a net loss of $4.90 million, or $0.45 per common share, compared to a net loss of $2.58 million, or $0.32 per common share, for the six months ended March 31, 2020.

Capital Expenditures

Our capital expenditures primarily consist of purchases of computer and office equipment. There were no significant capital expenditures for the six months ended March 31, 2021 and 2020.

Liquidity and Capital Resources

As a clinical-stage company we have not generated significant revenue, and we expect to incur operating losses as we continue our efforts to acquire, develop, seek regulatory approval for and commercialize product candidates and execute on our strategic initiatives. Our operations have historically been funded through issuances of common shares, convertible preferred shares, convertible loans, exercises of common share purchase warrants, government grants and tax incentives. For the six-month periods ended March 31, 2021 and 2020, we reported net losses of $4.90 million and $2.58 million, respectively.

Under our contribution agreement with the Canadian government’s Strategic Innovation Fund, we are eligible to receive cash reimbursements up to C$14.05 million ($11 million USD) in the aggregate for certain research and development expenses related to our EB05 clinical development program. During the period, we recorded $7.17 million in grant income related to the initiation of reimbursements under the SIF grant.

On March 2, 2021, we completed a registered public offering of an aggregate of 1,562,500 common shares, no par value, of the Company at an offering prices of $6.40 per share for estimated net proceeds of $8.85 million, after deducting underwriter fees and related offering expenses.

For the six months ended March 31, 2021, the exercise of warrants and options as well as sales under our equity distribution agreement with RBC Capital Markets, LLC resulted in the issuance of 939,015 common shares and net cash proceeds to the Company of $4.94 million.

At March 31, 2021, we had cash and cash equivalents of $10.97 million, working capital of $16.80 million, shareholders’ equity of $19.27 million and an accumulated deficit of $18.05 million.

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

Research and development expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Research and development expenses for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. Our research and development costs were $9.35 million and $1.03 million for the six months ended March 31, 2021 and 2020, respectively. The increase was primarily due to milestone payments related to advancement of our EB05 clinical program, increased external research expenses related to accelerated activity in our ongoing clinical studies, increased investigational drug product expenses and an increase in non-cash share-based compensation. Higher salary and related personnel expenses and patent fees also contributed to the increase.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of March 31, 2021, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

10.1+	Exclusive License Agreement, dated as of March 16, 2021, by and between the Edesa Biotech Research, Inc. and Dr. Saul Yedgar (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2021, and incorporated herein by reference).

10.2*	Amendment No. 1 to Edesa Biotech, Inc. 2019 Equity Incentive Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2021, and incorporated herein by reference).

10.3*	Amendment to Employment Agreement, entered into on March 19, 2021, by and between Par Nijhawan and Edesa Biotech, Inc. (filed herewith).

10.4*	Amendment to Employment Agreement, entered into on March 19, 2021, by and between Kathi Niffenegger and Edesa Biotech USA, Inc. (filed herewith).

10.5*	Amendment to Employment Agreement, entered into on March 19, 2021, by and between Michael Brooks and Edesa Biotech, Inc. (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

** The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and isnot to be incorporated by reference into any filing of Edesa Biotech, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of anygeneral incorporation language in such filing.

+  Portions of this exhibit have been omitted pursuant to Rule 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2021	EDESA BIOTECH, INC.

/s/ Kathi Niffenegger
Kathi Niffenegger
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)