Form 10-Q
period 2021-06-30
Edesa Biotech, Inc.
filed 2021-08-13
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the transition period from ___________ to ___________

Commission File Number: 001-37619

EDESA BIOTECH, INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Spy Court, Markham, Ontario, Canada	L3R 5H6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (289) 800-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Shares, without par value	EDSA	The Nasdaq Stock Market LLC

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

As of August 12, 2021, the registrant had 13,255,559 common shares issued and outstanding.

Edesa Biotech, Inc.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Balance Sheets

	June 30, 2021	September 30, 2020
Assets:

Current assets:
Cash and cash equivalents	$8,052,574	$7,213,695
Accounts and other receivable	4,185,161	87,446
Prepaid expenses and other current assets	2,096,572	802,877

Total current assets	14,334,307	8,104,018

Non-current assets:
Property and equipment, net	17,533	14,815
Intangible asset, net	2,407,657	2,483,536
Operating lease right-of-use assets	117,846	160,006

Total assets	$16,877,343	$10,762,375

Liabilities, shareholders' equity and temporary equity:

Current liabilities:
Accounts payable and accrued liabilities	$903,964	$1,460,127
Short-term operating lease liabilities	79,503	69,730

Total current liabilities	983,467	1,529,857

Non-current liabilities:

Long-term payables	48,396	29,928
Long-term operating lease liabilities	41,725	94,460

Total liabilities	1,073,588	1,654,245

Commitments (Note 6)

Temporary equity:
Convertible preferred shares	-	2,476,955

Shareholders' equity:
Capital shares
Authorized unlimited common and preferred shares without par value
Issued and outstanding:
13,255,559 common shares (September 30, 2020 - 9,615,119)	34,627,125	18,500,853
Additional paid-in capital	4,006,347	1,550,480
Accumulated other comprehensive loss	(20,129)	(287,204)
Accumulated deficit	(22,809,588)	(13,132,954)

Total shareholders' equity	15,803,755	6,631,175

Total liabilities, shareholders' equity and temporary equity	$16,877,343	$10,762,375

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues:
Product sales	$-	$109,985	$-	$328,301

Expenses:
Cost of sales	-	1,472	-	15,287
Research and development	4,464,347	1,143,868	13,819,305	2,174,680
General and administrative	1,608,232	733,079	4,377,507	2,528,702

	6,072,579	1,878,419	18,196,812	4,718,669

Loss from Operations	(6,072,579)	(1,768,434)	(18,196,812)	(4,390,368)

Other Income (Loss):
Reimbursement grant income	1,306,796	-	8,477,261	-
Interest income	2,610	3,799	4,279	36,762
Foreign exchange gain (loss)	3,663	(692)	58,963	5,110
Loss on disposition of property and equipment	-	(436)	-	(436)

	1,313,069	2,671	8,540,503	41,436

Loss before income taxes	(4,759,510)	(1,765,763)	(9,656,309)	(4,348,932)

Income tax expense	-	-	800	800

Net Loss	(4,759,510)	(1,765,763)	(9,657,109)	(4,349,732)

Exchange differences on translation	174,128	68,972	267,075	47,178

Net Comprehensive Loss	$(4,585,382)	$(1,696,791)	$(9,390,034)	$(4,302,554)

Weighted average number of common shares	13,251,999	8,859,520	11,680,294	8,364,866

Loss per common share - basic and diluted	$(0.36)	$(0.20)	$(0.83)	$(0.52)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30, 2021	June 30, 2020

Cash Flows from Operating Activities:
Net loss	$(9,657,109)	$(4,349,732)
Adjustments for:
Depreciation and amortization	89,853	28,543
Loss on disposition of property and equipment	-	436
Share-based compensation	2,290,794	511,966
Changes in working capital items:
Accounts and other receivable	(4,008,512)	156,361
Prepaid expenses and other current assets	(1,389,083)	(134,665)
Accounts payable and accrued liabilities	(635,554)	473,688

Net cash used in operating activities	(13,309,611)	(3,313,403)

Cash Flows from Investing Activities:
Proceeds on sales of property and equipment	-	45,840
Purchase of property and equipment	(7,610)	(825)
Purchase of intangible assets	-	(29,483)
Purchase of short-term investments	-	(500,000)
Proceeds from maturities of short-term investments	-	500,000

Net cash provided by (used in) investing activities	(7,610)	15,532

Cash Flows from Financing Activities:
Proceeds from issuance of common shares and warrants	12,793,591	4,360,500
Proceeds from exercise of warrants	1,467,536	-
Proceeds from exercise of share options	41,985	-
Payments for issuance costs of common shares	(349,408)	(468,699)
Payments for issuance costs of convertible preferred shares	-	(57,154)
Proceeds from borrowings	-	29,660

Net cash provided by financing activities	13,953,704	3,864,307

Effect of exchange rate changes on cash and cash equivalents	202,396	43,676

Net change in cash and cash equivalents	838,879	610,112
Cash and cash equivalents, beginning of period	7,213,695	5,030,583

Cash and cash equivalents, end of period	$8,052,574	$5,640,695

Supplemental Disclosure of Noncash Financing Activities:
Preferred shares converted from temporary equity to common shares	$2,496,480	-
Issuance costs withheld from gross proceeds from issuance of common shares	955,950	-
Fair value of compensation warrants to underwriter	407,023	-
Issuance of convertible preferred shares to acquire license	-	2,500,000
Fair value of placement agent warrants	-	18,051

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders' Equity

	Shares #	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Three Months Ended June 30, 2021
Balance - March 31, 2021	13,246,559	$34,602,637	$2,914,482	$(194,257)	$(18,050,078)	$19,272,784

Issuance of common shares upon exercise of share options	9,000	24,488	(8,585)	-	-	15,903
Share-based compensation	-	-	1,100,450	-	-	1,100,450
Net loss and comprehensive loss	-	-	-	174,128	(4,759,510)	(4,585,382)

Balance - June 30, 2021	13,255,559	$34,627,125	$4,006,347	$(20,129)	$(22,809,588)	$15,803,755

Three Months Ended June 30, 2020
Balance - March 31, 2020	8,859,159	$14,732,674	$1,880,721	$(363,868)	$(9,318,584)	$6,930,943

Issuance of common shares upon exercise of warrants	2,736	52,229	(52,229)	-	-	-
Preferred return on convertible preferred shares	-	-	-	-	(15,205)	(15,205)
Share-based compensation	-	-	123,191	-	-	123,191
Net loss and comprehensive loss	-	-	-	68,972	(1,765,763)	(1,696,791)

Balance - June 30, 2020	8,861,895	$14,784,903	$1,951,683	$(294,896)	$(11,099,552)	$5,342,138

Nine Months Ended June 30, 2021
Balance - September 30, 2020	9,615,119	$18,500,853	$1,550,480	$(287,204)	$(13,132,954)	$6,631,175

Issuance of common shares in equity offerings	2,148,963	13,749,541	-	-	-	13,749,541
Issuance costs including fair value of underwriter warrants	-	(1,871,220)	407,023	-	-	(1,464,197)
Issuance of common shares upon exercise of warrants	341,806	1,681,936	(214,400)	-	-	1,467,536
Issuance of common shares upon exercise of share options	19,746	69,535	(27,550)	-	-	41,985
Preferred return on convertible preferred shares	-	-	-	-	(19,525)	(19,525)
Conversion of convertible preferred shares	1,129,925	2,496,480	-	-	-	2,496,480
Share-based compensation	-	-	2,290,794	-	-	2,290,794
Net loss and comprehensive loss	-	-	-	267,075	(9,657,109)	(9,390,034)

Balance - June 30, 2021	13,255,559	$34,627,125	$4,006,347	$(20,129)	$(22,809,588)	$15,803,755

Nine Months Ended June 30, 2020
Balance - September 30, 2019	7,504,468	$12,005,051	$327,768	$(342,074)	$(6,734,615)	$5,256,130

Issuance of common shares and warrants in equity offering	1,354,691	3,070,358	1,290,142	-	-	4,360,500
Issuance of common shares upon exercise of warrants	2,736	52,229	(52,229)	-	-	-
Preferred return on convertible preferred shares	-	-	-	-	(15,205)	(15,205)
Issuance costs	-	(342,735)	(125,964)	-	-	(468,699)
Share-based compensation	-	-	511,966	-	-	511,966
Net loss and comprehensive loss	-	-	-	47,178	(4,349,732)	(4,302,554)

Balance - June 30, 2020	8,861,895	$14,784,903	$1,951,683	$(294,896)	$(11,099,552)	$5,342,138

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

The accompanying condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Edesa Biotech Research, Inc., an Ontario corporation, and Edesa Biotech USA, Inc., a California corporation in the U.S. All intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2021.

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

3. Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2021	September 30, 2020

Computer equipment	$43,339	$34,651
Furniture and equipment	6,138	5,694

	49,477	40,345
Less: accumulated depreciation	(31,944)	(25,530)

Total property and equipment, net	$17,533	$14,815

Depreciation expense amounted to $2,481 and $1,992 for the three months ended June 30, 2021 and 2020, respectively, and $6,414 and $7,046 for  the nine months ended June 30, 2021 and 2020, respectively.

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

Edesa Biotech, Inc. Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Intangible assets, net consisted of the following:

	June 30, 2021	September 30, 2020

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(121,826)	(45,947)

Total intangible assets, net	$2,407,657	$2,483,536

Amortization expense amounted to $25,293 and $20,654 for the three months ended June 30, 2021 and 2020, respectively, and $75,879 and $20,654 for  the nine months ended June 30, 2021 and 2020, respectively.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2021	$25,293
September 30, 2022	101,172
September 30, 2023	101,172
September 30, 2024	101,172
September 30, 2025	101,172
Thereafter	1,977,676

$2,407,657

5. Leases

Related party operating lease The Company leases facilities used for executive offices from a company controlled by the Company's CEO for a six-year term through December 2022, with an option to renew for an additional two-year term. The option period is not included in the operating lease right-of-use assets and liabilities.

The gross amounts of assets and liabilities related to operating leases on the Balance Sheets were as follows:

	June 30, 2021	September 30, 2020
Assets:
Operating lease right-of-use assets	$117,846	$160,006

Liabilities:
Current:
Short-term operating lease liabilities	$79,503	$69,730
Long-term:
Long-term operating lease liabilities	41,725	94,460

Total lease liabilities	$121,228	$164,190

The components of lease cost were as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost, included in general and administrative on the Statements of Operations	$20,887	$18,508	$60,828	$57,079

Edesa Biotech, Inc. Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

Lease terms and discount rates were as follows:

	June 30, 2021	September 30, 2020
Remaining lease term (months):	18	27
Estimated incremental borrowing rate:	6.5%	6.5%

The approximate future minimum lease payments under operating leases at June 30, 2021 were as follows:

Year Ending
September 30, 2021	$21,260
September 30, 2022	85,041
September 30, 2023	21,260

Total lease payment	127,561
Less imputed interest	6,333

Present value of lease liabilities	121,228
Less current installments	79,503

Long-term lease liabilities excluding current installments	$41,725

Cash flow information was as follows:

	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities, included in accounts payable and accrued liabilities on the Statements of Cash Flows	$60,830	$57,081

The Company leased facilities through its California subsidiary under two operating leases that expired in September 2020. Total rent under these leases included in general and administrative expenses was $55,068 and $164,915 for the three and nine months ended June 30, 2020, respectively. There was no rent under these leases during the three and nine months ended June 30, 2021.

6. Commitments

Research and other commitments

The Company has commitments for contracted research organizations who perform clinical trials for the Company’s ongoing clinical studies, other service providers and the drug substance acquired in connection with a license agreement. Aggregate future contractual payments at June 30, 2021 are as follows:

Year Ending
September 30, 2021	$1,026,000
September 30, 2022	3,039,000
September 30, 2023	157,000
September 30, 2024	63,000
$4,285,000

Edesa Biotech, Inc. Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

License commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to certain know-how, patents and data relating to certain monoclonal antibodies ("the Constructs"), including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 4 for intangible asset. Under the license agreement, the Company recorded an expense of $3.5 million as a result of meeting a milestone during the nine months ended June 30, 2021 and is committed to remaining payments of up to an aggregate amount of $352.5 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. The Company also has a commitment to pay royalties based on any net sales of the products in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No royalty or sublicensing payments were made to the third party during the nine months ended June 30, 2021 and 2020.

In connection with this license agreement and pursuant to a purchase agreement entered into in April 2020, the Company acquired drug substance of one of the Constructs for an aggregate purchase price of $5.0 million, payable in two future installments, the first when the Company is ready to initiate a Phase 2 trial and the second when the Company is ready to initiate a Phase 3 trial. A payment of $2.5 million was made for the drug substance during the nine months ended June 30, 2021. The remaining purchase commitment is included in the table above for the year ending September 30, 2022.

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know- how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.6 million. Upon divestiture of substantially all of the assets of the Company, the Company shall pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. No license or royalty payments were made to the third party during the nine months ended June 30, 2021 and 2020.

In March 2021, through its Ontario subsidiary, the Company entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement. For the nine months ended June 30, 2021, the Company recorded an expense of $106,000 as a result of meeting a milestone outlined in the 2021 license agreement. The Company is committed to remaining payments of up to an aggregate amount of $69.1 million, primarily relating to future potential commercial approval and sales milestones. In addition, if the Company fails to file an investigational new drug application or foreign equivalent (“IND”) for the product within a certain period of time following the date of the agreement, the Company is required to remit to the inventor a fixed license fee annually as long as the requirement to file an IND remains unfulfilled.

Related party patent royalty commitments

In August 2002, through its California subsidiary, the Company entered into a patent royalty agreement with a director of the Company, whereby he would receive royalty payments in exchange for assignment of his patent rights to the Company. The royalty is 5% of gross receipts in excess of $500,000 annually from legacy products using this invention. There were no royalty expenses during the three and nine months ended June 30, 2021 and 2020.

Retirement savings plan 401(k) contributions

Executive officers and employees of the California subsidiary are eligible to receive the Company’s non-elective safe harbor employer contribution of 3% of eligible compensation under a 401(k) plan to provide retirement benefits. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were $4,552 and $3,461 during the three months ended June 30, 2021 and 2020, respectively and $19,181 and $7,996 during the nine months ended June 30, 2021 and 2020, respectively.

Edesa Biotech, Inc. Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

7. Temporary Equity

Series A-1 Convertible Preferred Shares

As described in Notes 4 and 6, in April 2020, the Company issued 250 convertible preferred shares valued at $2.5 million designated as Series A-1 Convertible Preferred Shares (the “Series A-1 Shares). The Series A-1 Shares had no par value, a stated value of $10,000 per share and ranked, with respect to redemption payments, rights upon liquidation, dissolution or winding-up of the Company, or otherwise, senior in preference and priority to the Company’s common shares.

Subject to certain exceptions and adjustments for share splits, each Series A-1 Share was convertible six months after its date of issuance into a number of the Company’s common shares calculated by dividing (i) the sum of the stated value of such Series A-1 Share plus a return equal to 3% of the stated value of such Series A-1 Share per annum (collectively, the “Preferred Amount”) by (ii) a fixed conversion price of $2.26.

Because the convertible preferred shares were redeemable outside the control of the Company, they were presented as temporary equity rather than permanent shareholders’ equity until they were converted or redeemed. At June 30, 2021 all 250 Series A-1 Shares have been converted to common shares.

Issued and outstanding Series A-1 Convertible Preferred Shares:

	Series A-1 Convertible Preferred Shares (#)	Series A-1 Convertible Preferred Shares
Balance September 30, 2019	-	$-

Issuance of convertible preferred shares	250	2,500,000
Convertible preferred share issuance costs	-	(57,154)
Preferred return on convertible preferred shares	-	34,109

Balance September 30, 2020	250	$2,476,955

Preferred return on convertible preferred shares	-	19,525
Conversion to common shares	(250)	(2,496,480)

Balance June 30, 2021	-	$-

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

The direct costs related to the issuance of the common shares were $1,145,010. These direct costs were recorded as an offset against gross proceeds. The Company also recorded the fair value of underwriter warrants in the amount of $407,023 as share-based compensation to nonemployees under additional paid-in capital and an offset against gross proceeds.

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

Edesa Biotech, Inc. Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

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

The direct costs related to the issuance of the common shares and warrants were $468,699. These direct costs were recorded as an offset against gross proceeds with $330,025 being recorded under common shares and $138,674 being recorded under additional paid-in capital on a relative fair value basis. The Company also recorded the fair value of placement agent warrants in the amount of $18,051 as share-based compensation to nonemployees under additional paid-in capital and an offset against gross proceeds with $12,710 being recorded under common shares and $5,341 being recorded under additional paid-in capital on a relative fair value basis.

Equity Distribution Agreement

In September 2020, the Company entered into an Equity Distribution Agreement with RBC Capital Markets, LLC (“RBCCM”), as sales agent, pursuant to which the Company could offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $9.2 million in gross cash proceeds. The agreement was terminated on February 25, 2021. During the nine months ended June 30, 2021, 586,463 shares were sold under the distribution agreement, resulting in $13,749,541 in gross proceeds. The commissions and direct costs of the offering program totaled $319,188 and were recorded as an offset against gross proceeds.

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

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrant Shares (#)	Weighted Average Exercise Price
Balance September 30, 2019	48,914	$11.19

Issued	1,705,758	4.47
Exercised	(761,951)	4.31

Balance September 30, 2020	992,721	$4.92

Issued	109,375	8.00
Exercised	(341,806)	4.29

Balance June 30, 2021	760,290	$5.65

The following table summarizes information about the warrants outstanding at June 30, 2021:

Number of Warrants (#)	Exercise Prices	Expiry Dates
28,124	$15.90	May 2023
603,529	$4.80	July 2023
7,484	$4.81	June 2024
11,778	$3.20	January 2025
109,375	$8.00	February 2025
760,290

Edesa Biotech, Inc. Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

The weighted average contractual life remaining on the outstanding warrants at June 30, 2021 is 27 months.

The fair value of warrants issued during the nine months ended June 30, 2021 and 2020 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
	Underwriter Warrants	Class A Warrants	Class B Warrants	Placement Agent Warrants
Risk free interest rate	0.67%	1.61%	1.55%	1.61%
Expected life	5 years	3.5 years	0.83 years	5 years
Expected share price volatility	94.20%	103.81%	134.15%	101.89%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Share Options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the 2019 Plan) administered by the Board of Directors. Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. The number of shares available for issuance under the 2019 Plan at June  30, 2021 was 2,625,951, including shares available for the exercise of outstanding options.

The Company's 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price and vesting of each option is determined by the independent members of the Board of Directors.

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price
Balance – September 30, 2019	319,645	$3.39

Granted	366,365	3.35
Exercised	(4,450)	2.60
Forfeited	(5,790)	2.73
Expired	(333)	145.20

Balance – September 30, 2020	675,437	$3.30

Granted	1,138,000	6.21
Exercised	(19,746)	2.12
Forfeited	(19,066)	6.07
Expired	(1,906)	102.49

Balance – June 30, 2021	1,772,719	$5.07

The following table summarizes information about the options under the 2019 Plan outstanding and exercisable at June 30, 2021:

Number of Options (#)	Exercisable at June 30, 2021 (#)	Range of Exercise Prices	Expiry Dates
214	214	$638.40	Nov 2021
238	238	$304.08	Dec 2022
3,499	3,499	$35.28- 93.24	Sep 2023-Mar 2025
296,403	293,163	$2.16	Aug 2027-Dec 2028
335,365	210,525	$3.16	Feb 2030
429,000	106,892	$7.44- 8.07	Sep 2030-Oct 2030
708,000	72,203	$5.25- 5.65	Jan 2031-April 2031
1,772,719	686,734

The weighted average contractual life remaining on the outstanding options at June 30, 2021 is 101 months.

Edesa Biotech, Inc. Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

During the nine months ended June 30, 2021, the independent directors of the Board of Directors granted a total of 105,000 options to new employees of the Company pursuant to the 2019 Plan. The options have a term of 10 years with monthly vesting in equal proportions over 36 months beginning on the monthly anniversary of the grant date following 90 days of employment, and an exercise price equal to the Nasdaq closing price on the grant dates.

In October 2020 and April 2021, the independent directors of the Board of Directors granted a total of 430,000 and 603,000 options, respectively, to directors, officers and employees of the Company pursuant to the 2019 Plan. The options have a term of 10 years and an exercise price equal to the Nasdaq closing price on the grant dates. Options for directors have monthly vesting in equal proportions over 12 months beginning on the grant date and options for officers and current employees have monthly vesting in equal proportions over 36 months beginning on the grant date.

The fair value of options granted during the nine months ended June 30, 2021 and 2020 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020

Risk free interest rate	0.31%-0.90%	1.45%
Expected life	5 years	5 years
Expected share price volatility	94.00%-97.28%	104.14%
Expected dividend yield	0.00%	0.00%

The Company recorded $1,100,450 and $123,191 of share-based compensation expenses for the three months ended June 30, 2021 and 2020, respectively and $2,290,794 and $511,966 of share-based compensation expenses for the nine months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the Company had approximately $2.74 million of unrecognized share-based compensation expense, which is expected to be recognized over a period of 36 months.

Issued and outstanding common shares

	Number of Common Shares (#)	Common Shares
Balance September 30, 2019	7,504,468	$12,005,051

Common shares issued in equity offering	1,354,691	3,070,358
Common shares issued upon exercise of warrants	751,510	3,754,265
Common shares issued upon exercise of share options	4,450	20,935
Share issuance costs	-	(349,756)

Balance September 30, 2020	9,615,119	$18,500,853

Common shares issued in equity offerings	2,148,963	13,749,541
Common shares issued upon exercise of warrants	341,806	1,681,936
Common shares issued upon exercise of share options	19,746	69,535
Common shares issued upon conversion of preferred shares	1,129,925	2,496,480
Share issuance costs	-	(1,871,220)

Balance June 30, 2021	13,255,559	$34,627,125

9. Reimbursement Grant Income and Receivable

Reimbursement grant income for the Company’s federal grant with the Canadian government’s Strategic Innovation Fund (SIF) is recorded based on the claim period. Claims during the nine months ended June 30, 2021 included reimbursement of eligible costs from the eligibility date in the SIF contribution agreement to June 30, 2021. At June 30, 2021, grant reimbursements receivable of $3,991,683 were included in accounts and other receivable.

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

There are three levels of inputs that may be used to measure fair value:

•	Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets and liabilities in markets that are not active.

•	Level 3 - Unobservable inputs for the asset or liability that are supported by little or no market activity.

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

(c) Foreign exchange risk

The Company’s subsidiary has balances in Canadian dollars that give rise to exposure to foreign exchange (“FX”) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At June 30, 2021, the Company’s Ontario subsidiary had assets of C$11.1 million and the U.S. dollar was equal to 1.2398 Canadian dollars. Based on the exposure at June 30, 2021, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $0.89 million.

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

13. Related Party Transactions

During the periods presented, the Company was party to the following related party transactions:

•

During the three months ended June 30, 2021 and 2020, the Company incurred rent expense of $20,887 and $18,508, respectively, from a company controlled by the Company's CEO and $60,828 and $57,079 for the nine months ended June 30, 2021 and 2020, respectively. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties.

•

During the nine months ended June 30, 2020, accounts payable and accrued liabilities of $23,457 at September 30, 2019 was paid to a director for royalties on product sales by the California subsidiary during 2019. No royalty expenses were incurred since 2019.

14. Subsequent Events

 In July and August 2021, through its Ontario subsidiary, the Company entered into license agreements with a third party to obtain world-wide rights to intellectual property and manufacturing systems related to two of the Company’s product candidates. The license agreements require future milestone payments, sublicensing fees and royalties contingent upon certain future events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of June 30, 2021 and our audited consolidated financial statements for the year ended September 30, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 7, 2020.

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

 The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of June 30, 2021 and September 30, 2020, and for the three and nine months ended June 30, 2021 and 2020 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing clinical-stage drugs for inflammatory and immune- related diseases with clear unmet medical needs. Our two lead product candidates, EB05 and EB01, are in later stage clinical studies.

EB05 is a monoclonal antibody therapy that we are developing as a treatment for Acute Respiratory Distress Syndrome (ARDS) in COVID-19 patients. ARDS is a life-threatening form of respiratory failure, and the leading cause of death among COVID-19 patients. ARDS can be also caused by bacterial pneumonia, sepsis, chest injury and other causes. Specifically, EB05 inhibits toll-like receptor 4 (TLR4), a key immune signaling protein and an important mediator of inflammation that has been shown to be activated by SARS-COV2 as well as other respiratory infections such as influenza. In multiple third-party studies, high serum levels of alarmins (damage signaling molecules) that bind to and activate TLR4 are associated with poor outcomes and disease progression in COVID-19 patients. Since EB05 has demonstrated the ability to block signaling irrespective of the presence or concentration of the various molecules that frequently bind with TLR4, we believe that EB05 could ameliorate TLR4-mediated inflammation cascades in ARDS patients, thereby reducing lung injury, ventilation rates and mortality. An international Phase 2/Phase 3 clinical study of EB05 is currently ongoing.

In addition to EB05, we are developing an sPLA2 inhibitor, designated as EB01, as a topical treatment for chronic allergic contact dermatitis (ACD), a common, potentially debilitating condition and occupational illness. EB01 employs a novel, non-steroidal mechanism of action and in two clinical studies has demonstrated statistically significant improvement of multiple symptoms in ACD patients. A Phase 2B clinical study evaluating EB01 for chronic ACD is currently ongoing in the United States and Canada.

In addition to our current clinical programs, we intend to expand the utility of our technologies and clinical-stage assets across other indications.

Recent Developments

EB05 Clinical Study in Hospitalized COVID-19 Patients

In June 2021, a Data and Safety Monitoring Board (DSMB), composed of independent subject matter experts, conducted a pre-planned interim review of the first patient cohort participating in our EB05 clinical study. The DSMB assessed blinded comparative treatment data for safety and futility and, after completing their analysis, recommended that enrollment in the trial continue. The DSMB's recommendation is consistent with our expectation and the previous safety and tolerability profile of EB05. We plan to complete the end of Phase 2 (interim) analysis as early as third calendar quarter 2021.

We recently filed a trial amendment with the U.S. Food and Drug Administration to align the U.S. study protocol with other jurisdictions. Based on results from the upcoming interim analysis, we also plan to adjust the study’s current patient segmentation and associated endpoints. Enrollment is ongoing.

EB01 Clinical Study in Allergic Contact Dermatitis Patients

In June 2021, an independent DSMB completed an interim review of blinded data from the first cohort of our Phase 2b study of EB01 and determined that our drug candidate met key interim study parameters. The DSMB assessed the blinded comparable data for safety as well as pre-assigned statistical thresholds used to determine the number of subjects for the final part of the Phase 2b study. The initial cohort analyzed consisted of a population of 46 subjects, of whom 36 completed the study follow-up and were used in the interim analysis. Based on the interim findings and the safety monitoring board's recommendations, we plan to enroll an additional cohort of at least 120 evaluable subjects, who will be provided with either EB01 topical treatment (at a 2.0%, 1.0% or 0.2% concentration) or a placebo cream. During the quarter, we added new investigational sites and expanded recruitment beyond the U.S. to Canada. We have also added a voluntary open-label extension for patients once they complete their treatment in the main study.

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

Significant Accounting Policies and Estimates

Edesa’s significant accounting policies are described in Note 3 to our audited consolidated financial statements for the year ended September 30, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 7, 2020. There are no significant changes in those policies for the quarter ended June 30, 2021.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

There were no revenues for the three months ended June 30, 2021 compared to $0.11 million for the three months ended June 30, 2020, reflecting the winddown and discontinuation of sales of product inventory from legacy operations.

Total operating expenses increased by $4.19 million to $6.07 million for the three months ended June 30, 2021 compared to $1.88 million for the same period last year:

•

There was no cost of sales for the three months ended June 30, 2021 compared to less than $0.01 million for the three months ended June 30, 2020, reflecting the winddown and discontinuation of sales of product inventory from legacy operations.

•

Research and development expenses increased by $3.32 million to $4.46 million for the three months ended June 30, 2021 compared to $1.14 million for the same period last year primarily due to increased external research expenses related to recruitment and enrollment in our ongoing clinical studies, increased investigational drug product expenses and an increase in noncash share-based compensation. Higher salary and related personnel expenses and patent fees also contributed to the increase.

•

General and administrative expenses increased by $0.88 million to $1.61 million for the three months ended June 30, 2021 compared to $0.73 million for the same period last year primarily as a result of higher salary and related personnel expenses, noncash share-based compensation and increased headcount. Higher legal and other professional services also contributed to the increase.

Total other income increased by $1.31 million to $1.31 million for the three months ended June 30, 2021 compared to less than $0.01 million for the same period last year primarily due to increased grant income under our federal reimbursement grant with the Canadian government’s Strategic Innovation Fund.

For the three months ended June 30, 2021, Edesa reported a net loss of $4.76 million, or $0.36 per common share, compared to a net loss of $1.77 million, or $0.20 per common share, for the three months ended June 30, 2020.

Comparison of the Nine Months Ended June 30, 2021 and 2020

There were no revenues for the nine months ended June 30, 2021 compared to $0.33 million for the nine months ended June 30, 2020, reflecting the winddown and discontinuation of sales of product inventory from legacy operations.

Total operating expenses increased by $13.48 million to $18.20 million for the nine months ended June 30, 2021 compared to $4.72 million for the same period last year:

•

There was no cost of sales for the nine months ended June 30, 2021 compared to $0.02 million for the nine months ended June 30, 2020, reflecting the winddown and discontinuation of sales of product inventory from legacy operations.

•

Research and development expenses increased by $11.65 million to $13.82 million for the nine months ended June 30, 2021 compared to $2.17 million for the same period last year primarily due to milestone payments related to advancement of our EB05 clinical program, increased external research expenses related to accelerated activity in our ongoing clinical studies, increased investigational drug product expenses and an increase in noncash share-based compensation. Higher salary and related personnel expenses and patent fees also contributed to the increase.

•

General and administrative expenses increased by $1.85 million to $4.38 million for the nine months ended June 30, 2021 compared to $2.53 million for the same period last year primarily as a result of higher salary and related personnel expenses, noncash share-based compensation and increased headcount. Higher legal and other professional services also contributed to the increase.

Total other income increased by $8.50 million to $8.54 million for the nine months ended June 30, 2021 compared to $0.04 million for the same period last year primarily due to increased grant income under our federal reimbursement grant with the Canadian government’s Strategic Innovation Fund.

For the nine months ended June 30, 2021, Edesa reported a net loss of $9.66 million, or $0.83 per common share, compared to a net loss of $4.35 million, or $0.52 per common share, for the nine months ended June 30, 2020.

Capital Expenditures

Our capital expenditures primarily consist of purchases of computer and office equipment. There were no significant capital expenditures for the nine months ended June 30, 2021 and 2020.

Liquidity and Capital Resources

As a clinical-stage company we have not generated significant revenue, and we expect to incur operating losses as we continue our efforts to acquire, develop, seek regulatory approval for and commercialize product candidates and execute on our strategic initiatives. Our operations have historically been funded through issuances of common shares, convertible preferred shares, convertible loans, exercises of common share purchase warrants, government grants and tax incentives. For the nine-month periods ended June 30, 2021 and 2020, we reported net losses of $9.66 million and $4.35 million, respectively.

Under our contribution agreement with the Canadian government’s Strategic Innovation Fund, we are eligible to receive cash reimbursements up to C$14.05 million ($11 million USD) in the aggregate for certain research and development expenses related to our EB05 clinical development program. During the nine-month period ended June 30, 2021, we recorded $8.48 million in grant income.

On March 2, 2021, we completed a registered public offering of an aggregate of 1,562,500 common shares, no par value, of the Company at an offering prices of $6.40 per share for net proceeds of $8.85 million, after deducting underwriter fees and related offering expenses.

For the nine months ended June 30, 2021, the exercise of warrants and options as well as sales under our equity distribution agreement with RBC Capital Markets, LLC resulted in the issuance of 948,015 common shares and net cash proceeds to the Company of $4.97 million.

At June 30, 2021, we had cash and cash equivalents of $8.05 million, working capital of $13.35 million, shareholders’ equity of $15.80 million and an accumulated deficit of $22.81 million.

We plan to finance company operations over the course of the next twelve months with cash and cash equivalents on hand and reimbursements of eligible research and development expenses under our agreement with the Canadian government’s SIF. Management has flexibility to adjust this timeline by a making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations, we may also seek additional financing through the sale of equity, government grants, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. If we determine it is advisable to raise additional funds, there is no assurance that adequate funding will be available to us or, if available, that such funding will be available on terms that we or our shareholders view as favorable. Market volatility, inflation concerns and global disruptions related to the COVID-19 pandemic may have a significant impact on the availability of funding sources and the terms at which any funding may be available.

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

Research and development expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Research and development expenses for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future year or interim period. Our research and development costs were $13.82 million and $2.17 million for the nine months ended June 30, 2021 and 2020, respectively. The increase was primarily due to milestone payments related to advancement of our EB05 clinical program, increased external research expenses related to accelerated activity in our ongoing clinical studies, increased investigational drug product expenses and an increase in non-cash share-based compensation. Higher salary and related personnel expenses and patent fees also contributed to the increase.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2021. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of June 30, 2021, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

_____________

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

EDESA BIOTECH, INC.

Date: August 13, 2021	By:	/s/ Kathi Niffenegger
Kathi Niffenegger Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

