Form 10-K
period 2021-09-30
Edesa Biotech, Inc.
filed 2021-12-28
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-37619

EDESA BIOTECH, INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Spy Court, Markham, ON, Canada L3R 5H6	(289) 800-9600
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, without par value	EDSA	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of March 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common shares held by non-affiliates was approximately $42,402,749, which was calculated based on 13,246,559 common shares outstanding as of that date, of which 7,852,361 common shares were held by non-affiliates at the closing price of the registrant’s common shares on The Nasdaq Capital Market on such date.

As of December 27, 2021, the registrant had 13,518,799 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EDESA BIOTECH, INC.

ANNUAL REPORT ON FORM 10-K

Year Ended September 30, 2021

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

Our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are discussed in this report in the Part I, Item 1A. Risk Factors and elsewhere in this report. Risks and uncertainties include, among others:

•	our ability to obtain funding for our operations;
•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
•	the timing of the commencement, progress and receipt of data from any of our preclinical and clinical trials;
•	the expected results of any preclinical or clinical trial and the impact on the likelihood or timing of any regulatory approval;
•	the therapeutic benefits, effectiveness and safety of our product candidates;
•	the timing or likelihood of regulatory filings and approvals;
•	changes in our strategy or development plans;
•	the volatility of our common share price;
•	the rate and degree of market acceptance and clinical utility of any future products;
•	the effect of competition;
•	our ability to protect our intellectual property as well as comply with the terms of license agreements with third parties;
•	our ability to identify, develop and commercialize additional products or product candidates;
•	reliance on key personnel; and
•	general changes in economic or business conditions, including those caused by COVID-19 and its variants.

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

EB05 is a monoclonal antibody therapy that we are developing as a treatment for Acute Respiratory Distress Syndrome (ARDS) in COVID-19 patients. ARDS is a life-threatening form of respiratory failure, and the leading cause of death among COVID-19 patients. ARDS can be also caused by bacterial pneumonia, sepsis, chest injury and other causes. Specifically, EB05 inhibits toll-like receptor 4 (TLR4), a key immune signaling protein and an important mediator of inflammation that has been shown to be activated by SARS-COV2 as well as other respiratory infections such as influenza. In multiple third-party studies, high serum levels of alarmins (damage signaling molecules) that bind to and activate TLR4 are associated with poor outcomes and disease progression in COVID-19 patients. Since EB05 has demonstrated the ability to block signaling irrespective of the presence or concentration of the various molecules that frequently bind with TLR4, we believe that EB05 could ameliorate TLR4-mediated inflammation cascades in ARDS patients, thereby reducing lung injury, ventilation rates and mortality. In September 2021, an independent data and safety monitoring board pre-emptively unblinded the Phase 2 part of a Phase 2/3 study of EB05 in hospitalized COVID-19 patients and identified "a clinically important" mortality benefit. The monitoring board further recommended continuation of the study into a Phase 3 confirmatory trial. The Phase 2 part of the study was funded primarily by a $11 million (C$14 million) reimbursement grant that was awarded by the Canadian government's Strategic Innovation Fund (SIF) following a multi-disciplinary technical review of our drug technology and plans.

In addition to EB05, we are developing an sPLA2 inhibitor, designated as EB01, as a topical treatment for chronic allergic contact dermatitis (ACD), a common, potentially debilitating condition and occupational illness. EB01 employs a novel, non-steroidal mechanism of action and in two clinical studies has demonstrated statistically significant improvement of multiple symptoms in ACD patients. EB01 is currently being evaluated in a Phase 2b clinical study.

In addition to our current clinical programs, we intend to expand the utility of our technologies and clinical-stage assets across other indications.

Competitive Strengths

We believe that we possess a number of competitive strengths that position us to become a leading biopharmaceutical company focused on inflammatory and immune-related diseases, including:

•	Validated technology and drug development capabilities. We believe that the strength of our technologies has been validated by our $11 million competitive grant award; favorable clinical data; and our multiple arrangements with third parties to develop and commercialize their clinical- stage drug candidates.

•

Novel pipeline addressing large underserved markets. Our product candidates include novel clinical-stage compounds and antibodies that have significant scientific rationale for effectiveness. By initially targeting large markets that have significant unmet medical needs, we believe that we can drive adoption of new products and improve our competitive position. For example, we believe that the novel, non-steroidal mode of action of our sPLA2 technology will be an appealing alternative for managing the symptoms of ACD and hemorrhoids disease (HD). These diseases impact millions of people, and can have significant effects on patients’ quality of life and, in the case of many chronic ACD patients and their employers, significant workplace-related costs and limitations.

•	Intellectual property protection and market exclusivity. We have opportunities to develop our competitive position through patents, trade secrets, technical know-how and continuing technological innovation. We have exclusive license rights in our target indications to multiple patents and pending patent applications in the United States and in various foreign jurisdictions. In addition to patent protection, we intend to utilize trade secrets and market exclusivity afforded to a New Chemical Entity, where applicable, to enhance or maintain our competitive position.

•	Experienced leadership. Our leadership team possesses core capabilities in dermatology, infectious diseases, gastrointestinal medicine, drug development and commercialization, chemistry, manufacturing and controls, and finance. Our founder, Chief Executive Officer, Pardeep Nijhawan, MD, FRCPC, AGAF, is a board-certified gastroenterologist and hepatologist with a successful track record of building life science businesses, including Medical Futures, Inc., which was sold to Tribute Pharmaceuticals in 2015. In addition to our internal capabilities, we have also established a network of key opinion leaders, contract research organizations, contract manufacturing organizations and consultants. As a result, we believe we are well positioned to efficiently develop novel treatments for inflammatory and immune-related diseases.

Our Business Strategy

Our business strategy is to develop and commercialize innovative drug products that address unmet medical needs for large, underserved markets with limited competition. Key elements of our strategy include:

•

Rapidly develop EB05 as a novel therapy for ARDS. We are applying our expertise in immune modulation and inflammation therapies, and clinical trial management, to rapidly develop EB05 as a potential treatment for ARDS. In September 2021, an independent data and safety monitoring board pre-emptively unblinded the Phase 2 part of the Phase 2/3 study of EB05 and identified "a clinically important" mortality benefit for EB05 treated patients. Based on these positive preliminary results, we are evaluating opportunities to apply, as applicable, for expedited regulatory review programs, which could potentially lead to accelerated clinical development and commercialization timelines.

•

Establish EB01 as the leading treatment for chronic ACD. Our goal is to obtain regulatory approval for EB01 and commercialize EB01 for use in the treatment of ACD. Based on previous early-stage clinical trial results in which patients treated with EB01 experienced statistically significant improvements of their symptoms with minimal side effects, we initiated a confirmatory Phase 2b clinical study evaluating EB01 in chronic ACD patients. In June 2021, an independent data and safety monitoring board (DSMB) completed an interim review of blinded data from the first cohort of our study and determined that EB01 met key interim study parameters. Enrollment in the final part of the study is ongoing.

•

Maximize our current portfolio opportunity by expanding use across multiple indications. We aim to identify clinical-stage assets that have the potential to treat multiple diseases. Our assets are designed to modulate pathways that are implicated across a number of immune and inflammatory/allergic conditions. For example, we are planning a proof-of-concept clinical study of our sPLA2 technology as a potential treatment for patients with HD. We also believe that our monoclonal antibody candidates have potential utility  in additional indications, including chronic conditions.

•	In-license promising product candidates. We are applying our cost-effective development approach to advance and expand our pipeline. Our current product candidates are in-licensed from academic institutions or other biopharmaceutical companies, and, from time to time, we plan to identify, evaluate and potentially obtain rights to and develop additional assets. Our objective is to maintain a well-balanced portfolio with product candidates across various stages of development. In general, we seek to identify product candidates and technology that represent a novel therapeutic approach, are supported by compelling science, target an unmet medical need, and provide a meaningful commercial opportunity. We do not currently intend to invest significant capital in basic research, which can be expensive and time-consuming.

•

Maximize the commercial potential of our product candidates via direct marketing or strategic arrangements. If our product candidates are successfully developed and approved, we plan to either build commercial infrastructure capable of directly marketing the products, or alternatively, outsource the sales and marketing of our products. We also plan to evaluate strategic licensing or partnering arrangements with  pharmaceutical companies for the further development or commercialization of our drugs, where applicable, such as in areas where a partner may contribute additional resources, infrastructure and expertise.

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

Countering the exaggerated innate immune response in ARDS has been a key area of interest among researchers. One of the most studied targets has been Toll-like receptor 4 (TLR4) - a key component of the innate immune system and an important mediator of inflammation. Since TLR4 detects molecules found in pathogens and also binds to endogenous molecules produced as a result of injury, it is a key receptor on which both infectious and noninfectious stimuli converge to induce a proinflammatory response. Specifically, TLR4 signaling activates leukocytes to secrete proinflammatory cytokines (i.e., CXCL10, IL-6, IFN-b, IL-1b, TNF-a), which under certain circumstances can result in a “cytokine storm” - a severe immune reaction in which the body releases too many cytokines into the blood too quickly.

Such upregulation of TLR4 and its associated cytokines has been observed in SARS-CoV-2 as well as other respiratory infections such as influenza. In multiple third-party studies, high serum levels of alarmins, such as calprotectin (S100A8/A9) and HMGB1(high mobility group protein B1), that bind to and activate TLR4 are associated with poor outcomes and disease progression in COVID-19 patients. In addition, TLR4 inhibition (antagonism) prevents cytokine production at a very early stage and has been shown to have a protective effect. For example, in preclinical studies in mice, it was demonstrated that administration of a TLR4 antagonist blocked influenza-induced lethality and ameliorated virus-induced acute lung injury. Antagonism of TLR4 has also been shown to modulate the secretion of proinflammatory cytokines (IL-6, CRP, IFNb, TNF-a, CXCL-10, IL8 and MIP-1b). Based on this data as well as previous clinical results, we believe that the modulation of the TLR4 provides a compelling opportunity to treat ARDS.

EB05

Overview and Status

EB05 is a potentially first-in-class monoclonal antibody (mAb) that has been engineered to alter inflammatory signaling by binding to and blocking the activation of TLR4. Specifically, EB05 dampens TLR4 signaling by blocking receptor dimerization (and subsequent intracellular signaling cascades). The drug has demonstrated the ability to block signaling irrespective of the presence or concentration of the various molecules that frequently bind with TLR4, known as ligands. Based on this broad mechanism of action, we believe that EB05 could ameliorate TLR4-mediated inflammation cascades in ARDS patients, thereby reducing lung injury, ventilation rates and mortality. EB05 has demonstrated the ability to resolve fever and stabilize heart and breathing rates in human subjects that were injected with lipopolysaccharide (LPS) - a potent inducer of acute systemic inflammation. In previous Phase 1 and Phase 2 clinical studies, EB05 has demonstrated favorable safety and tolerability profiles.

In November 2020, we initiated patient enrollment for an international Phase 2/3 clinical study evaluating the safety and efficacy of EB05 as a therapy for adult hospitalized COVID-19 patients. Following a single intravenous infusion of EB05 or placebo, patients were evaluated for disease progression, mortality, side effects and other critical care measurements. Standard-of-care COVID-19 treatment is given to all patients. Phase 2 enrollment and treatment were completed in September 2021. Approximately 360 subjects were included in the Phase 2 dataset, and more than 600 subjects have been enrolled as of December 27, 2021.

In September 2021, an independent Data and Safety Monitoring Board (DSMB) identified an important signal between the treatment arms for 28-day mortality and requested that the study be pre-emptively unblinded. While the Phase 2 portion was primarily designed to refine patient stratification and statistical powering for the Phase 3 study, the DSMB concluded that "a clinically important efficacy signal" was detected and that the study has "met its objective." The DSMB recommended continuation of the study into a Phase 3 confirmatory trial.

Among the findings, the DSMB reported a 28-day death rate of 14.3% (2/14) in the EB05 arm versus 36.8% (7/19) in the placebo arm in critically ill patients receiving extracorporeal membrane oxygenation (ECMO) therapy and/or invasive mechanical ventilation plus organ support. Survival Analysis using Cox's Proportional Hazard Model showed that the patients treated with EB05 plus standard of care had a 68.5% reduction in the risk of dying when compared to placebo plus standard of care at 28 days (HR: 3.17 placebo vs. EB05; 95% CI: 0.66- 15.35; p=0.15). In this cohort, approximately 90% of patients received dexamethasone (or other steroids), and more than 45% received both an IL-6 inhibitor drug and a steroid.

The DSMB noted another mortality benefit in 136 hospitalized COVID-19 patients receiving supplemental oxygen (28-day mortality rate of 8.2% (5/61) in the EB05 + SOC arm versus 12.0% (9/75) in the placebo + SOC arm; HR: 1.52 placebo vs. EB05, n=136). Within this group, an important signal was seen in patients with severe ARDS at baseline. The DSMB reported a 28-day mortality rate of 16.7% (2/12) in the EB05 + SOC arm versus 42.9% (6/14) in the placebo + SOC arm. Survival Analysis using Cox's Proportional Hazard Model in this group showed that the subjects treated with EB05 + SOC had a 66.0% reduction in the risk of dying when compared to placebo + SOC at 28 days (HR: 2.94 placebo vs. EB05; 95% CI: 0.59-14.60; p=0.19).

There were confirmatory efficacy signals detected in other patient groups as well. In addition, the safety data demonstrated that there were no meaningful differences observed between the two treatment groups with respect to the incidence of treatment emergent serious and non-serious adverse events.

Based on the Phase 2 interim results and the monitoring board’s recommendations, we plan to focus the Phase 3 portion of the EB05 study on critically ill hospitalized patients receiving extracorporeal membrane oxygenation (ECMO) therapy and/or invasive mechanical ventilation plus organ support. We may also evaluate other subgroups of hospitalized patients, subject to funding and the timely availability of sufficient number of subjects who meet enrollment criteria.

Federal Reimbursement Grant from the Canadian Government

On February 2, 2021, our wholly owned subsidiary Edesa Biotech Research, Inc. entered into a multi-year contribution agreement with the Canadian government’s Strategic Innovation Fund, or SIF. Under this agreement, the Government of Canada committed up to C$14.05 million ($11 million) in nonrepayable funding toward (i) the Phase 2 portion of our ongoing Phase 2/3 study of our investigation therapy EB05 in hospitalized COVID-19 patients, and (ii) certain pre-clinical research intended to potentially broaden the application of our experimental therapy. On a quarterly basis, we may submit claims to the SIF for 75% of eligible reimbursable expenses. Under the agreement, Edesa has agreed to certain obligations in relation to the completion of the clinical and pre-clinical project. In the event that we breach our obligations under the agreement, subject to applicable cure, the SIF may exercise a number of remedies, including suspending or terminating funding under the Agreement, demanding repayment of funding previously received and/or terminating the Agreement. The performance obligations of Edesa Biotech Research under the contribution agreement are guaranteed by the Company. As of December 27, 2021, we have met all of our performance and reporting requirements under the grant agreement.

Previous Phase 1 and Phase 2 Clinical Studies of EB05

In a previous Phase 1 study, EB01 demonstrated the ability to regulate inflammation in humans.  EB05 was administered in healthy volunteers (HV) as a single intravenous infusion using a single ascending (from 0.001 mg/kg to 15 mg/kg) pharmacokinetic/pharmacodynamic dose design in Part 1 of  the study. In Part 2 of the study, EB05 was administered at different dose levels and was followed by an in vivo LPS challenge where HVs were administered LPS on Day 1, Day 22 or Day 40 after EB05 administration (0.01mg/kg or 0.25 mg/kg). In subjects receiving an EB05 dose of 0.01 or 0.25 mg/kg and exposed to the LPS challenge immediately after the infusion, IL-6, TNFα and CXCL10 release was inhibited. In subjects administered EB05 0.25 mg/kg and exposed to the LPS challenge 22 days after the infusion, the release of IL6, TNFα and CXCL10 was also inhibited. In subjects who received the LPS challenge 40 days after EB05 infusion, the cytokine response to LPS was restored. In all subjects receiving placebo, the cytokine response to LPS was observed.

Vital signs (temperature and heart rate) were also measured during the in vivo LPS challenge in HV following EB05 or placebo administration. Similar to the trend in the cytokine levels, in subjects receiving an EB05 dose of 0.01 or 0.25 mg/kg and exposed to the LPS challenge immediately after the infusion, rise in baseline temperature and change in heart rate was inhibited. In subjects administered EB05 0.25 mg/kg and exposed to the LPS challenge 22 days after the infusion rise in baseline temperature and change in heart rate was also inhibited. In subjects who received the LPS challenge 40 days after EB05 infusion, the rise in baseline temperature and change in heart rate to LPS was restored.

EB05 has demonstrated a favorable safety profile in the Phase 1 study in health volunteers as well as a multiple-infusion Phase 2 study in subjects with rheumatoid arthritis (RA). In the Phase 1 study, doses ranged from 0.001 mg/kg up to 15mg/kg. The Phase 2 RA study was a multiple dose study where patients received one dose of EB05 5 mg/kg every two weeks for 12 weeks. In the Phase 1 study, a total of 60 subjects received EB05, and in the Phase 2 RA study, 61 patients were randomized to the EB05 group. There were no meaningful differences observed between the placebo and EB05 treatment groups with respect to the incidence of treatment emergent serious and non-serious adverse events either of these studies.

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

Current treatment plans begin by attempting to identify and remove exposure to the allergen. However, the offending allergen(s) is frequently not identified, and even when it is, avoiding exposure is often not possible (e.g., present in the workplace), according to our market research. To our knowledge, there are no drug treatment options specifically indicated for ACD. As such, physicians must utilize agents approved for other dermatological conditions. Topical corticosteroids are the most commonly used therapeutic intervention for ACD but cannot be used continuously since they have well-known side-effects including skin thinning, stretch marks, acne, stinging, burning and dryness. Other topical treatments for ACD include immunomodulators such as topical calcineurin inhibitors. However, these are less efficacious than topical corticosteroids and have an FDA “black box warning” for risk of malignancies. Systemic corticosteroids can be used for acute control of severe cases of ACD but have safety concerns including hypothalamic-pituitary- adrenal axis suppression, growth suppression and loss of bone-density, thereby limiting the utility of steroids for treating chronic disease. Finally, patients may be treated with systemic immunomodulators, which have a series of “black box warnings” and associated safety issues. Systemic therapies also need to be tapered off each time the physician wants to patch test allergens to identify the source of a patient’s ACD.

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

In June 2021, an independent data and safety monitoring board (DSMB) completed an interim review of blinded data from the first cohort of our Phase 2b study of EB01 and determined that our drug candidate met key interim study parameters. The DSMB assessed the blinded comparable data for safety as well as pre-assigned statistical thresholds used to determine the number of subjects for the final part of the Phase 2b study. The initial cohort analyzed consisted of a population of 46 subjects, of whom 36 completed the study follow-up and were used in the interim analysis. Based on the interim findings and the safety monitoring board's recommendations, we plan to enroll a total population of approximately 170 evaluable subjects in the primary cohort who will be provided with either 2% EB01 cream or placebo cream. In addition to the primary cohort, the company plans to complete a dose-ranging cohort, which will evaluate lower-strength concentrations of EB01 in an additional 40 subjects.

Since March 2020, we have implemented a number of measures designed to respond to and mitigate disruptions to patient care and enrollment caused by the COVID-19 pandemic. These measures include protocol amendments that reduce the number of in-person office visits and allow for remote telehealth appointments; the implementation of virtual investigational sites; patient recruitment campaigns; and new investigational sites. Due to physician and patient interest, the company has also added a voluntary open-label extension for study patients once they complete their treatment in the main study. This guarantees that participants in the placebo arm have access to treatment with the active ingredient. The open label extension is also designed to provide longer term usage data, since ACD often reoccurs, or is chronic. While these measures have been largely successful to date to increase the pace of enrollment, due to the changing nature of the pandemic and potential for new waves of infections to disrupt clinical sites, we are unable to predict with certainly the timing for the completion of the Phase 2b study.

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

Clinical experience with EB01 includes five clinical studies involving a total of 176 subjects. No serious adverse reactions were encountered during these clinical studies. Healthy volunteers were treated with EB01 under occlusion. EB01 was classified as a weak sensitizer by maximization assay (Grade 1) and is, therefore, considered safe to use under any conditions. EB01 has demonstrated efficacy for the treatment of ACD in two separate clinical trials. Both studies were double-blind, vehicle-controlled bilateral comparison studies to assess the safety, tolerability and efficacy of EB01 cream applied twice daily for the treatment of ACD of the hand and forearm as determined by the Contact Dermatitis Severity Index (CDSI), a physician’s visual assessment. The CDSI is a composite endpoint, which grades each symptom of the disease (dryness, scaling, redness, pruritus, and fissures) scored from 0 (none) to 3 (severe), with a maximum total severity score of 15. A diagnosis of ACD was confirmed by a positive patch test deemed to be clinically relevant by the investigator.

The first study (n=11) was a double-blind, placebo-controlled clinical study to assess the safety and efficacy of topical 1.0% EB01 cream for the treatment of ACD. Subjects selected for inclusion had bilateral ACD. Prior to randomization, subjects were patch tested. Patch tests were applied to the upper part of each subjects’ back for 2 days and were read on Days 2 and 4. Only “++” reactions were considered clinically relevant and positive for the study. The study was bilateral in design with one lesion treated with 1.0% EB01 cream twice daily, while a comparable lesion was treated with placebo cream. Disease severity was assessed before treatment (Day 0) and at Day 30 by the investigator using the CDSI. For each individual patient, the change in disease score in the drug-treated hand was compared to that in the placebo-treated hand, thus making the latter an internal control for each patient. The mean change from baseline for 1.0% EB01 cream treated lesions was 69.9%, compared to 36.5% in the placebo cream lesions (p= 0.0024). No serious adverse events were reported.

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

Confusion often arises because the term hemorrhoid has been used to refer to both normal anatomic structures and pathologic structures. Hemorrhoids are cushions of fibromuscular tissue that line the anal canal. With HD, the muscle fibers that anchor the cushions become attenuated, the hemorrhoids slide, become congested, bleed, and eventually prolapse or protrude into the anal canal. The two types of hemorrhoids, external and internal, refer to their location. Internal hemorrhoids are typically classified as first degree (grade I) - hemorrhoids bleed but do not protrude; second degree (grade II) - hemorrhoids protrude but reduce on their own; third degree (grade III) - hemorrhoids protrude and require manual re-insertion; and fourth degree (grade IV) - hemorrhoids are permanently prolapsed and cannot be re-inserted.

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

EB02

Overview and Status

Our EB02 drug candidate represents a potential extension of our sPLA2 anti-inflammatory technology. Based on our analysis of clinical data in dermatitis, we believe that EB02, which is currently formulated as a cream, may be effective in treating the erythema, swelling and exudation associated with HD. Specifically, sPLA2 has been demonstrated to be a mediator of processes that characterize hemorrhoidal pathophysiology, including inflammation and micro-vascularization. In September 2019, we received approval from Health Canada to begin a clinical study of EB02 as a potential treatment for patients with grade I-III internal hemorrhoids. Our exploratory Phase 2a study is designed to assess the safety and efficacy of EB02 among hemorrhoid patients at investigational centers in Canada. The study plan includes up to 48 subjects in a randomized, double-blind, vehicle-controlled design. Should the initial results be encouraging, we plan to transition from a proof of concept study to a Phase 2 study of up to 80 to 400 subjects. In light of our focus on the development of EB05 and EB01, we are currently evaluating the timing for the initiation of this planned study of EB02.

Other Product Candidates

We are also seeking to advance additional product candidates, including EB06, which is a monoclonal antibody candidate that binds specifically and selectively to chemokine ligand 10 (CXCL10) and inhibits the interaction of CXCL10 with its receptor(s). In addition, we plan to continue to identify, evaluate and potentially obtain rights to and develop additional clinical assets across various stages of development, focusing primarily on inflammatory and immune-related diseases.

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

License Agreement with NovImmune SA

On April 17, 2020, our wholly owned subsidiary Edesa Biotech Research, Inc. entered into an exclusive license agreement with NovImmune SA, which operates under the brand Light Chain Bioscience, whereby we obtained exclusive rights throughout the world to certain know-how, patents and data relating to the monoclonal antibodies targeting TLR4 and CXCL10 (the Constructs). Edesa will use the exclusive rights to develop products containing these Constructs (the Licensed Products) for therapeutic, prophylactic and diagnostic applications in humans and animals. Unless earlier terminated, the term of the license agreement will remain in effect for twenty-five years from the date of first commercial sale of Licensed Products. Subsequently, the license agreement will automatically renew for five (5) year periods unless either party terminates the agreement in accordance with its terms.

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

The license agreement provides that Light Chain will remain the exclusive owner of existing intellectual property in the Constructs and that Edesa will be the exclusive owner of all intellectual property resulting from the exploitation of the Constructs pursuant to the license. Subject to certain limitations, Edesa is responsible for prosecuting, maintaining and enforcing all intellectual property relating to the Constructs. During the term of the agreement, Edesa also has the option to purchase the licensed patents and know-how at a price to be negotiated by the parties. If Edesa defaults or fails to perform any of the terms, covenants, provisions or its obligations under the license agreement, Light Chain has the option to terminate the license agreement, subject to providing Edesa an opportunity to cure such default. The license agreement is also terminable by Light Chain upon the occurrence of certain bankruptcy related events pertaining to Edesa. In connection with the license agreement and pursuant to a purchase agreement entered into by the parties on April 17, 2020, we acquired from NovImmune its inventory of the TLR4 antibody for an aggregate purchase price of $5.0 million, payable in two installments - the first in 2021 and the second in 2022.

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

License Agreements with Yissum and Inventor

On June 29, 2016, our wholly owned subsidiary, Edesa Biotech Research, Inc., entered into an exclusive license agreement with Yissum, which agreement was subsequently amended on each of April 3, 2017 and May 7, 2017. Pursuant to the license agreement as amended, we obtained exclusive rights throughout the world to certain know-how, patents and data relating to a pharmaceutical product for the following fields of use: therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. Unless earlier terminated, the term of the license agreement will expire on a country by country basis on the later of (i) the date of expiry of the last valid licensed patent in such country; (ii) the date of expiry of any period of exclusivity granted to a product by a regulatory authority in such country or (iii) the date that is 15 years after the first commercial sale of a product in such country.

Under the license agreement, we are exclusively responsible, at our expense, for the development of the product, including conducting clinical trials and seeking regulatory approval for the product, and once regulatory approval has been obtained, for the commercialization of the product. We are required to use our commercially reasonable efforts to develop and commercialize the product in accordance with the terms of a development plan established by the parties. Subject to certain conditions, we are permitted to engage third parties to perform our activities or obligations under the agreement. In exchange for the exclusive rights to develop and commercialize the product for topical dermal applications and anorectal applications, we are committed to payments of various amounts to Yissum upon meeting certain milestones outlined in the license agreement up to an aggregate amount of $18.6 million. In addition, in the event of a divestiture of substantially all of our assets, we are obligated to pay Yissum a percentage of the valuation of the licensed technology sold as determined by an external objective expert. We also have a commitment to pay Yissum a royalty based on net sales of the product in countries where we, or an affiliate of ours, directly commercializes the product and a percentage of sublicensing revenue received by us and our affiliates in the countries where we do not directly commercialize the product.

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

On March 16, 2021, through Edesa Biotech Research, Inc., we entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement with Yissum. As a result of the license agreement entered into with inventor, Edesa now holds exclusive global rights to the pharmaceutical product that forms the basis of our EB01 and EB02 drug candidates for all fields of use in humans and animals. We are required to use commercially reasonable efforts to develop and commercialize the product in accordance with the terms of a development plan established by the parties. Edesa is exclusively responsible, at its expense, for the development of the product. We are committed to remaining payments of up to an aggregate amount of $69.1 million, primarily relating to future potential commercial approval and sales milestones. In addition, if we fail to file an investigational new drug application or foreign equivalent (IND) for the product within a certain period of time following the date of the agreement, we are required to remit to the inventor a fixed license fee annually as long as the requirement to file an IND remains unfulfilled. Edesa also has a commitment to pay the inventor a royalty based on net sales of the product in countries where Edesa, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by Edesa and its affiliates in the countries where the company does not directly commercialize the product. Subject to certain exceptions, we have undertaken to indemnify Licensor against any liability, including product liability, damage, loss or expense derived from the use, development, manufacture, marketing, sale or sublicensing of the licensed product and technology.

Manufacturing and Marketing

We rely, and expect to continue to rely for the foreseeable future, on third-party contract manufacturing organizations, or CMOs, to produce both our synthetic chemical and biological product candidates for clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. We believe that this strategy will enable us to direct operational and financial resources to the development of our product candidates rather than diverting resources to establishing manufacturing infrastructure. Our current arrangements with our manufacturers are subject to customary industry terms and conditions, and manufacturing is performed on an as-requested basis. While we have not experienced significant shortages of raw materials to date, as a result of the pandemic and increased demand for production, CMOs have generally reported that supplies of raw materials and critical components necessary for our manufacturing processes have been more challenging and expensive to obtain, and longer lead times may be required for scheduling future production runs. We believe that we have sufficient supplies on hand or in the process of being manufactured, filled and packaged to complete our clinical studies of EB05 and EB01.

To supply future clinical studies and potential commercialization of our product candidates, we are engaged in discussions with various CMOs regarding long-term supply agreements. These supply agreements typically require significant financial commitments, including upfront amounts prior to commencement of manufacturing, progress payments through the course of the manufacturing process as well as payments for technology transfer and other start-up costs. Based on our discussions with CMOs and industry announcements regarding future expansion plans, we believe there will be sufficient supplies of raw materials and manufacturing capacity to service our near-term and future product needs.

Because we are focused on the discovery and development of drugs, we do not have any marketing or distribution capabilities, nor are we at a stage where we would have any customers for our investigational medicines. If we receive marketing approval or emergency use authorization in the United States, Canada or Europe for a product candidate, we plan to either build the capabilities to commercialize the product candidate in the applicable region with our own focused, specialized sales force, or alternatively, outsource the sales and marketing infrastructure necessary to market and sell our products. We also plan to utilize strategic licensing, collaboration, distribution or other marketing arrangements with third parties for the further development or commercialization of our products and product candidates, where applicable, such as in areas where a partner may contribute additional resources, infrastructure and expertise.

Competition

The pharmaceutical and biotechnology industry is highly competitive, and the development and commercialization of new drugs is influenced by rapid technological developments and innovation. We face competition from companies developing and commercializing products that will be competitive with our drug candidates, including large pharmaceutical and smaller biotechnology companies, many of which have greater financial and commercial resources than we do. For our EB01 and EB02 product candidates, our potential competitors include, among others, Aclaris Therapeutics, Inc., Brickell Biotech, Inc., Citius Pharmaceuticals Inc., Dermavant Sciences, Inc. and Leo Pharma A/S. For our EB05 product candidate, there are hundreds of competing therapies under evaluation, including prophylactic vaccines for the SARS-Cov2 virus, experimental stem cell therapies, novel therapeutics and repurposed commercial drugs. Our potential competitors include, among others: Aqualung Therapeutics Corporation, Athersys, Inc., Enzychem Lifesciences Corp., Humanigen, Inc., Kiniksa Pharmaceuticals, Ltd., Merck & Co, Inc., Mesoblast Limited, Pfizer Inc., Regeneron Pharmaceuticals, Inc. and Roche Holding AG. Some of the competing product development programs may be based on scientific approaches that are similar to our approach, and others may be based on entirely different approaches. Potential competitors also include new entrants to the market, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization of products similar to ours or that otherwise target indications that we are pursuing. Key factors affecting the success of any approved product will be its efficacy, safety profile, drug interactions, method of administration, pricing, reimbursement and level of promotional activity relative to those of competing drugs. We believe that our product candidates will compete favorably with respect to such factors. However, we may not be able to maintain our competitive position against current and potential competitors.

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

United States

In the United States, the FDA regulates drugs under the federal Food, Drug and Cosmetic Act as well as the Public Health Service (PHS) Act for biological drugs. The process required by the FDA before our product candidates may be marketed in the United States generally involves the following:

•	Pre-clinical testing. Drug developers complete extensive pre-clinical laboratory tests, animal studies and formulation studies, performed in accordance with the FDA’s Good Laboratory Practice regulations and other applicable requirements. These studies typically assess efficacy, toxicology and pharmacokinetics.

•	Submission to the FDA of an Investigational New Drug application (IND), which must become effective before human clinical trials may begin. As part of an IND application to the FDA, trial sponsors submit the results of pre-clinical tests, together with manufacturing information and analytical data. The IND automatically becomes effective 30-days after receipt by the FDA, unless the FDA, within the 30- day time frame, has questions or concerns about the proposed study. In such a case, the IND sponsor and the FDA must resolve any outstanding items before the clinical trial can begin. A separate submission to an existing IND must also be made for each successive phase of a clinical trial conducted during product development.

•	Approval by a central or institutional review board (IRB), or ethics committee at each clinical trial site before each trial may be initiated. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completion. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

•	Multiple Phases of Human Clinical Trials. Drug developers conduct adequate and well-controlled human clinical trials that establish the safety and efficacy of the product candidate for the intended use, typically in the following three stages, which are often sequential but may overlap:

-

Phase 1: The clinical trials are initially conducted in a limited population to test the product candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. Phase 1 clinical trials can be designed to evaluate the impact of the product candidate in combination with currently approved drugs.

-

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

-

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

•	Manufacturing Facilities. Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with Current Good Manufacturing Practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity.

•	New Drug Application (NDA) or Biologics License Application (BLA). The results of the nonclinical studies and clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the drug and proposed labeling, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the drug for one or more specified indications. The FDA reviews an application to determine, among other things, whether a drug is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP to assure and preserve the product's identity, strength, quality and purity. FDA approval of an NDA or BLA must be obtained before a drug may be offered for sale in the United States. The FDA may deny approval of an NDA or BLA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data. Even if such data are submitted, the FDA may ultimately decide that the application does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators do. Once issued, the FDA may withdraw a drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require further testing, including Phase 4 clinical trials (post-marketing), and surveillance programs to monitor the effect of approved drugs which have been commercialized. The FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to a drug, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or BLA or a supplement, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials. In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers.

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

Expedited Development and Review Programs

The FDA has several programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval.

A new drug is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. Rolling review means that the agency may review portions of the marketing application before the sponsor submits the complete application.

In addition, a new drug may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient drug development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

Any product submitted to the FDA for approval, including a product with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review and approval process, including Priority Review designation and Accelerated Approval. A product is eligible for Priority Review, once an NDA or BLA is submitted, if the drug that is the subject of the marketing application has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. Under priority review, the FDA’s goal date to take action on the marketing application is six months compared to ten months for a standard review. Products are eligible for Accelerated Approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality.

Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug or an indication approved under Accelerated Approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, as a condition for Accelerated Approval, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. After the 120-day period has passed, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval, though they may expedite the development or review process.

Emergency Use Authorizations

While, in most cases, a therapeutic must be approved by FDA before the product may be sold, when there is a public health emergency involving chemical, biological, radiological, or nuclear agents, including infectious diseases like COVID-19, new therapeutics may be distributed pursuant to an Emergency Use Authorization, or EUA. Under an EUA, FDA may authorize the emergency use of an unapproved medical product or an unapproved use of an approved product for certain emergency circumstances to diagnose, treat, or prevent serious or life-threatening diseases or conditions when certain statutory criteria have been met, and after the Secretary of the Department of Health and Human Services has issued a declaration of emergency or threat justifying emergency use.

To receive an EUA, the product sponsor must demonstrate that the product “may be effective” in the prevention, diagnosis, or treatment of an applicable disease or condition. Additionally, FDA must determine that the product’s known and potential benefits outweigh the known and potential risks. Further there must be no adequate, approved, and available alternative product for the indication. Potential alternative products may be unavailable if there are insufficient supplies to meet the emergency need. FDA may establish additional conditions on an EUA that are necessary to protect public health, including conditions related to information that must be disseminated to health care providers and patients, the monitoring and reporting of adverse events, and record keeping. Conditions may also relate to how a product is distributed and administered and how a product is advertised. Importantly, EUAs are not full marketing approvals. Rather, EUAs are only effective for the duration of the applicable EUA declaration. Full approval of the product under applicable standards would be necessary to continue to distribute the product absent an EUA. EUAs may also be revised or revoked by FDA at any time.

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

Employees

As of December 27, 2021, we have 16 full-time employees: nine employees are primarily engaged in research and development, and seven employees are engaged in management, administration, business development and finance. All employees are located in Canada or the U.S. None of our employees are members of any labor unions.

We take pride in the diversity of our workforce and being an equal opportunity employer. As a growth-oriented company focused on innovation, we strive to foster diversity and inclusion. As of December 27, 2021, women represented more than 50% of all employees, and individuals from underrepresented racial or ethnic groups, or who are foreign born, represented more than 50% of our employees.

Legal Proceedings

We are not currently subject to any material legal proceedings.

Corporate Information

We are incorporated under the laws of British Columbia, Canada, in 2007 and operate through our wholly owned subsidiaries, Edesa Biotech Research, Inc. an Ontario, Canada corporation and Edesa Biotech USA, Inc., a California, USA corporation founded in 1999 (formerly known as Stellar Biotechnologies, Inc. prior to November 2020). In June 2019, we acquired the Ontario corporation through a reverse acquisition and changed our name from Stellar Biotechnologies, Inc. to Edesa Biotech, Inc. We subsequently changed the name of the Ontario subsidiary to Edesa Biotech Research, Inc. (formerly Edesa Biotech Inc.). The California subsidiary was acquired through a reverse merger in April 2010, when the company was organized as a Canadian capital pool company.

Our executive offices are located at 100 Spy Court, Markham, Ontario, L3R 5H6, Canada. Our phone number is 289-800-9600. Our registered and records office is 2900 - 550 Burrard Street, Vancouver, British Columbia, V6C 0A3, Canada. Our website address is www.edesabiotech.com. The contents of our website or social media postings are not part of our SEC reports for any purpose or otherwise incorporated by reference. Any references to website addresses contained in this report are intended to be inactive textual references only.

Available Information

We file or furnish periodic reports and amendments thereto, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the U.S. Securities and Exchange Commission (SEC). Such reports and other information filed or furnished by us with the SEC are available free of charge on our website at www.edesabiotech.com/investors/sec-filings as soon as reasonably practicable after such reports are available on the SEC’s website at www.sec.gov. Our filings are also available at the Canadian Securities Administrators’ SEDAR website at www.sedar.com. Investors and other interested parties should note that we may also use our website and our social media channels to publish information about Edesa that may be deemed material to investors. We encourage investors and other interested parties to review the information we may publish through our website and social media channels.

Smaller Reporting Company

We are currently a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (Exchange Act), and are thus allowed to provide simplified executive compensation disclosures in our filings, are exempt from the provisions of Section 404(b) of the Sarbanes- Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting and have certain other reduced disclosure obligations with respect to our SEC filings.

Item 1A. RISK FACTORS.

Certain factors may have a material adverse effect on our business, prospects, financial condition and results of operations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes, before deciding to invest in our common shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, many of the following risk factors could be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected.

Risks Related to Our Business

We have incurred significant losses since our inception and expect to continue to incur losses and may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. At September 30, 2021, we had an accumulated deficit of $26.50 million. We have historically financed operations primarily through issuances of common shares, the exercise of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed the development of any of our drug candidates.

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

Our ability to generate product revenues, which may not occur for multiple years, if at all, will depend heavily on the successful development and commercialization of our drug product candidates. The success of our product candidates will depend on a number of factors, including the following:

•	our ability to obtain additional capital from potential future licensing, collaboration or similar arrangements or from any future offering of our debt or equity securities;
•	our ability to identify and enter into potential future licenses or other collaboration arrangements with third parties and the terms of the arrangements;
•	our timing to obtain applicable regulatory approvals;
•	successful completion of clinical development;
•	the ability to provide acceptable evidence demonstrating a product candidates’ safety and efficacy;
•	receipt of marketing approvals from applicable regulatory authorities and similar foreign regulatory authorities;
•	the availability of raw materials to produce our product candidates;

•	obtaining and maintaining commercial manufacturing arrangements with third-party manufacturers or establishing commercial-scale manufacturing capabilities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
•	establishing sales, marketing and distribution capabilities;
•	generating commercial sales of the product candidate, if and when approved, whether alone or in collaboration with others;
•	acceptance of the product candidate, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies; and
•	maintaining an acceptable safety profile of the product candidate following approval.

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

Public health threats, such as the novel coronavirus (COVID-19), influenza and other highly communicable diseases or viruses could adversely impact our operations and disrupt our ongoing or planned research and development activities. At present, the COVID-19 pandemic, and preventative measures taken to contain or mitigate this pandemic, are causing disruptions to almost every industry directly or indirectly. Governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, travel restrictions and shelter in place orders, resulting in business closures, work stoppages, slowdowns and delays, cancellation of events and other measures. These measures may disrupt normal business operations and may have significant negative impacts on businesses and financial markets worldwide.

We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic, including limiting travel, working from home and implementing new procedures in the workplace. The risk of cyber-attacks or other data security incidents may be heightened as a result of our remote or hybrid working environment, which may be less secure and more susceptible to security breaches. Operating requirements may continually change due to the COVID-19 pandemic and we may experience unpredictability in our expenses. Since we rely on third-party CMOs to manufacture our drug candidates we may be more susceptible to supply chain disruptions than companies with in-house manufacturing. While we have not experienced significant shortages of raw materials to date, as a result of the pandemic and increased demand for production, CMOs have generally reported that supplies of raw materials and critical components necessary for our manufacturing processes have been more challenging and expensive to obtain, and longer lead times may be required for scheduling future production runs. We cannot presently predict the scope and severity of any potential future business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our primarily operating entity, Edesa Biotech Research, Inc., was formed in July 2015. To date, our operations have been limited to organization and staffing, developing and securing our technology, entering into licensing arrangements, raising capital and undertaking preclinical studies and clinical trials of our product candidates. We have not yet demonstrated our ability to successfully complete development of any product candidate, obtain marketing approval, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Assuming we obtain marketing approval for any of our product candidates, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays and may not be successful in such a transition. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Part of our strategy involves diversifying our product development risk by identifying and acquiring or in-licensing novel product candidates. We may fail to identify and acquire or in-license promising product candidates. The competition to acquire or in-license promising product candidates is fierce, especially from large multinational companies that have greater resources and experience than we have. If we are unable to identify and acquire or in- license suitable product candidates, we will be unable to diversify our product risk. We believe that any such failure could have a significant negative impact on our prospects because the risk of failure of any particular development program in the pharmaceutical field is high.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Dr. Pardeep Nijhawan, our Chief Executive Officer and Secretary; and Michael Brooks, our President; as well as other principal members of our management and scientific teams. Although we have employment agreements with each of our executive officers, these agreements do not prevent our executives from terminating their employment with the company at any time. The unplanned loss of the services of any of these persons could materially impact the achievement of our research, development, financial and commercialization objectives. Recruiting and retaining qualified personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous biotechnology and pharmaceutical companies for similar personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments with other entities that may limit their availability to us.

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

Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, or the FCPA, and other anti-corruption laws that apply in countries where we do business and may do business in the future. We are also subject to other laws and regulations governing our international operations, including regulations administered by the government of the United States and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws. If we are not in compliance, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or trade control laws by U.S. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

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

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage, including damage from cyber attacks, ransomware attacks, computer viruses, unauthorized access, human error and technological errors, natural disasters and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our product research, development and commercialization efforts could be delayed.

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

In connection with obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials. In particular, the small number of subjects and patients in early clinical trials of our product candidates may make the results of these clinical trials less predictive of the outcome of later clinical trials. The design of a clinical trial can determine whether our results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. There is no assurance that we will be able to design and execute a clinical trial to support marketing approval. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Pre-clinical studies or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional pre-clinical studies or clinical trials, or to discontinue clinical trials altogether. Ultimately, we may be unable to complete the development and commercialization of any of our product candidates.

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

If clinical trials for our product candidates are prolonged or delayed, we may incur additional costs, and may not be able to commercialize our product candidates on a timely basis or at all.

We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials. A number of events, including any of the following, could delay the completion of our ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate:

•	conditions imposed by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials;
•	delays in obtaining, or the inability to obtain, required approvals from institutional review boards, or IRBs, or other reviewing entities at clinical sites selected for participation in our clinical trials;
•	insufficient supply or deficient quality of product candidates supply or materials to produce our product candidates or other materials necessary to conduct our clinical trials;
•	delays in obtaining regulatory agreement for the conduct of the clinical trials;
•	lower than anticipated enrollment and retention rate of subjects in clinical trials for a variety of reasons, including size of patient population, nature of trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;
•	serious and unexpected drug-related side effects experienced by patients in clinical trials;
•	failure of third-party contractors to meet their contractual obligations in a timely manner;
•	pre-clinical or clinical trials may produce negative or inconclusive results, which may require us or any potential future collaborators to conduct additional pre-clinical or clinical testing or to abandon projects that we expect to be promising;
•	even if pre-clinical or clinical trial results are positive, the FDA or foreign regulatory authorities could nonetheless require unanticipated additional clinical trials;
•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;
•	delays in establishing the appropriate dosage levels;
•	product candidates may not have the desired effects; and
•	the lack of adequate funding to continue clinical trials.

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

We do not know whether our clinical trials will begin or continue as planned, will need to be restructured or will be completed on schedule, if at all. Delays in clinical trials will result in increased development costs for our product candidates. In addition, if we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our product candidates may be affected and our ability to generate product revenues will be delayed. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

The clinical trial designs, endpoints and outcomes that will be required to obtain marketing approval for our drug candidates are uncertain. We may never receive marketing approval for our drug candidates.

To our knowledge, there are currently no FDA-approved drug treatment options specifically approved for many of the disease indications we are targeting with our drug candidates. Accordingly, there may not be well-established development paths and outcomes. The FDA, Health Canada or any other regulatory authority may determine that the designs or endpoints of any trial that we conduct, or that the outcome shown on any particular endpoint in any trial that we conduct, are not sufficient to establish a clinically meaningful benefit for our drug candidates, or otherwise, to support approval, even if the primary endpoint(s) of the trial is met with statistical significance. If this occurs, our business could be materially harmed. Moreover, if the regulatory authorities require us to conduct additional clinical trials beyond the ones that we currently contemplate, our finances and results from operations will be adversely impacted. If our clinical studies meet their respective primary endpoints, we plan to seek marketing approval. We cannot predict whether each of these regulatory agencies will agree that our study data and information will be sufficient to meet the requirements for filing a marketing application or the standards for approval. If the regulatory agencies determine that more data and information are needed, it could delay and/or negatively impact our ability to obtain regulatory approval to market and sell a particular product candidate.

If the commercial opportunity in chronic ACD or COVID-19-induced ARDS is smaller than we anticipate, our future revenue from EB01 or EB05, as applicable, will be adversely affected and our business will suffer.

It is critical to our ability to grow and become profitable that we successfully identify patients with chronic ACD or COVID-19-induced ARDS. Our estimates of the number of people who have these conditions as well as the subset who have the potential to benefit from treatment with EB01 or EB05, are based on a variety of sources, including third-party estimates and analyses in the scientific literature, and may prove to be incorrect. Further, new information may emerge that changes our estimate of the prevalence of these diseases or the number of patient candidates for these drug candidates. The effort to identify patients for our other potential target indications is at an early stage, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for our drug candidates may be limited or may not be amenable to treatment with our drug candidates, and new patients may become increasingly difficult to identify or access. If the commercial opportunity for these conditions is smaller than we anticipate, our future financial performance may be adversely impacted.

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

A successful sPLA2 or anti-TLR4 drug has not been developed to date and we can provide no assurances that we will be successful or that there will be no adverse side effects.

Our sPLA2 and anti-TLR4 product candidates employ novel mechanisms of action. To our knowledge no drug companies have successfully commercialized an sPLA2 inhibitor or an anti-TLR4 antibody and as a result the efficacy and long-term side effects are not known. There is no guarantee that we will successfully develop and/or commercialize an sPLA2 inhibitor or anti-TLR4 therapy, and/or that our product candidates will have no adverse side effects.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Competitors may also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of our competitors have significantly greater financial resources and expertise than we do. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are approved for broader indications or patient populations, or are more convenient or less expensive than any products that we develop and commercializes. Our competitors may also obtain marketing approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market. If approved, our product candidates will compete for a share of the existing market with numerous other products being used to treat ACD, ARDS, or any other indications for which we may receive government approval.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage when and if we begin conducting more expansive clinical development of our product candidates, and we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

We will be dependent on third parties for manufacturing, including optimization, technology transfers and scaling up of clinical scale quantities of all of our product candidates.

We have no direct experience in manufacturing any of our product candidates, and currently lack the resources or capability to manufacture any of our product candidates on a clinical or commercial scale. As a result, we will be dependent on third parties for manufacturing, including optimization, technology transfers and scaling up of clinical scale quantities of all our product candidates. We believe that this strategy will enable us to direct operational and financial resources to the development of our product candidates rather than diverting resources to establishing manufacturing infrastructure; however our use of third parties to manufacture our product candidates may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

The manufacture of our monoclonal antibody candidates requires processing steps that are more complex than those required for most small molecule drugs. As a result of the complexities in manufacturing biologics, the cost to manufacture biologics in general, and our cell product candidates in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing processes are less reliable and are more difficult to reproduce. Although we are working with third parties to develop reproducible and commercially viable manufacturing processes for our product candidates, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, and timely availability of reagents or raw materials.

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

We do not independently conduct clinical trials for our product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions, drug distributers and clinical investigators, to perform this function. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Our product development costs will increase if we experience delays in testing or obtaining marketing approvals. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials complies with standards, commonly referred to as Good Clinical Practice, and is conducted in accordance with the general investigational plan and protocols for the trial.

If we are not able to establish additional collaborations, we may have to alter our development and commercialization plans.

We may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates. Collaborations are complex and time-consuming to negotiate and document and we face significant competition in seeking appropriate collaborators. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund development or commercialization activities on our own, we would likely need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

Even if we complete the necessary clinical trials, the marketing approval process is expensive, time consuming and uncertain. If we are not able to obtain, or if there are delays in obtaining, required marketing approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

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

We have only limited experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates and expect to rely on third-party consultants to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and effectiveness. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that EB01, EB05 or any of our other product candidates is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use.

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

Even if marketing approval of a product candidate is granted, an approved product and our manufacturer and marketer are subject to ongoing review and extensive regulation, including the possible requirement to implement a risk evaluation and mitigation strategy or to conduct costly post- marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. In addition, manufacturers of approved products and those manufacturers’ facilities are required to ensure that quality control and manufacturing procedures conform to cGMP, which include requirements relating to quality control, quality assurance and documentation. Accordingly, assuming we receive marketing approval for one or more of our product candidates, we and our contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Thus, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

We may not qualify for or ultimately benefit from various expedited regulatory review programs or designations.

In the event that our Phase 2/3 study of EB05 in hospitalized COVID-19 patients is successful, we intend to apply for various regulatory incentives in the United States, such as breakthrough therapy designation, fast track designation, accelerated approval and priority review, where available, that provide for expedited review and/or other benefits, and we may also seek similar designations elsewhere in the world. Often, regulatory agencies have broad discretion in determining whether or not product candidates qualify for such regulatory incentives and benefits and we cannot guarantee we would be successful in obtaining beneficial regulatory designations by FDA or other regulatory agencies. Even if approved, expedited designations may not result in faster development processes, reviews or approvals compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may later decide that any of our development programs no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. If we are not able to obtain or maintain such designations for EB05 or other product candidates, it could delay and/or negatively impact our ability to obtain regulatory approval.

The FDA has broad discretion regarding Emergency Use Authorizations for COVID-19 medical products, and such authorizations are only valid during the COVID-19 public health emergency.

While, in most cases, a therapeutic must be approved by FDA before the product may be sold, when a public health emergency is declared, subject to certain conditions, FDA may authorize the emergency use of an unapproved medical product under an Emergency Use Authorization (EUA). In the event that our Phase 2/3 clinical study of EB05 is successful, and if we believe we meet eligibility requirements, we intend to submit an application with the FDA for EUA. FDA does not have review deadlines with respect to such submissions and, therefore, the timing of any potential approval of an EUA submission would be uncertain. We would not be able to guarantee that the FDA would review our data in a timely manner, or that the FDA would accept the data when reviewed. The FDA may decide that our data are insufficient for an EUA and require additional studies and refuse to approve our application. In addition, even if granted, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization. If we are unsuccessful in obtaining an EUA, or if any granted EUA is revoked after a short period of time, it could have a material adverse effect on our future business, financial condition and operating results.

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

We believe that our potential patient population is active on social media. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product candidate, which could result in reporting obligations. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us or our product candidates on any social networking website. In addition, our employees or third parties with whom we contract, such as our CROs or CMOs, may knowingly or inadvertently make use of social media in a manner that may give rise to liability, lead to the loss of trade secrets or other intellectual property or result in public exposure of personal information of our employees, clinical trial patients, customers and others or information regarding our product candidates or clinical trials. Any of these events could have a material adverse effect on our business, prospects, operating results and financial condition and could adversely affect the price of our common shares.

Risks Related to Our Intellectual Property

We are dependent on license relationships with third parties for our key drug development programs.

In 2016, we entered into an exclusive license agreement with Yissum Research Development Company of the Hebrew University of Jerusalem to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. We are using the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications, including for the development of EB01 to treat ACD and EB02 to treat HD. In 2021, we also entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement with Yissum. If we default or fail to perform any of the terms, covenants, provisions or our obligations under the License Agreement, Yissum has the option to terminate the License Agreement, subject to advance notice to cure such default. Any termination of this license agreement would have a materially adverse impact on our business and results from operations.

In April 2020, we entered into an exclusive license agreement with NovImmune SA to obtain exclusive rights throughout the world to certain know- how, patents and data relating to the monoclonal antibodies targeting TLR4 and CXCL10. We are using these rights to develop EB05 as a potential treatment for ARDS resulting from COVID-19. If we default or fail to perform any of the terms, covenants, provisions or our obligations under the License Agreement, NovImmune has the option to terminate the License Agreement, subject to advance notice to cure such default. Any termination of this license agreement would have a materially adverse impact on our business and results from operations.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology. The risks of being involved in such litigation and office proceedings may also increase as our product candidates approach commercialization, and as our business gains greater visibility operating as a publicly traded company in the United States. Third parties may assert infringement claims against us based on existing or future intellectual property rights and to restrict our freedom to operate. Third parties may also seek injunctive relief against us, whereby they would attempt to prevent us from practicing our technologies altogether pending outcome of any litigation against us. We may not be aware of all such intellectual property rights potentially relating to our product candidates prior to their assertion against us.

If we are found to infringe a third party’s intellectual property rights, we could incur substantial monetary damages. A finding of infringement could also prevent us from commercializing our product candidates, lose market exclusivity, require substantial license payments, or force us to cease some of our business operations, which could materially harm our business.

Intellectual property litigation could cause us to spend substantial resources and could distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and likely would distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments that could have a substantial adverse effect on the price of our securities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, costs and lost management time, as well as uncertainties resulting from the initiation and continuation of patent litigation or other proceedings, could have a material adverse effect on our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We partially rely on trade secrets and know-how, including unpatented know-how, technology and other proprietary and confidential information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into nondisclosure and confidentiality agreements with parties who have access to them. However, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets or that the agreements we have executed will provide adequate protection. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary or confidential information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets, particularly unpatented know-how, were to be obtained or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Owning Our Securities

The price of our common shares may continue to be volatile.

Market prices for securities of early stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile, and the market price of our common shares has been subject to significant fluctuations. This volatility can be exacerbated by low trading volume. Some of the factors that may cause the market price of our shares to fluctuate include:

•	sales or potential sales of substantial amounts of our common shares;
•	announcements about us or our competitors, including funding announcements, corporate or business updates, updates on manufacturing of our products, clinical trial results, regulatory approvals or new product introductions;
•	developments concerning our product manufacturers;
•	litigation and other developments relating to our licensed patents or other proprietary rights or those of our competitors;
•	governmental regulation and legislation;
•	change in securities analysts’ estimates of our performance, or failure to meet analysts’ expectations;
•	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;
•	our ability to raise additional capital to carry through with our development plans and current and future operations;
•	the timing of achievement of, or failure to achieve, our manufacturing, pre-clinical, clinical, regulatory and other milestones, such as the commencement of clinical development, the completion of a clinical trial or the receipt of regulatory approval;
•	actions taken by regulatory agencies with respect to our product candidates;
•	uncontemplated problems in the supply of the raw materials used to produce our product candidates;
•	introductions or announcements of technological innovations or new products candidates by us, our potential future collaborators, or our competitors, and the timing of these introductions or announcements;
•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;
•	actual or anticipated fluctuations in our results of operations;

•	hedging or arbitrage trading activity that may develop regarding our common shares;
•	regional or worldwide recession;
•	sales of our common shares by our executive officers, directors and significant shareholders;
•	changes in accounting principles; and
•	the loss of any of our key scientific or management personnel.

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

A special set of U.S. federal income tax rules applies to a foreign corporation that is deemed a passive foreign investment company (PFIC) for U.S. federal income tax purposes. Based on our audited financial statements, income tax returns, and relevant market and shareholder data, we believe that we likely will not be classified as a PFIC in the September 30, 2021 taxable year. There can be no assurance, however, that we will not be considered to be a PFIC for any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control, generally cannot be determined until the close of the taxable year in question, and is determined annually. If we are deemed to be a PFIC during the current or any future taxable year, U.S. shareholders would be subject to special taxation rules related to gain on sale or disposition of our shares and excess distributions unless they make a timely election to treat our shares as a qualified electing fund (QEF election). A QEF election cannot be made unless we provide U.S. shareholders the information and computations needed to report income and gains pursuant to a QEF election. Without a QEF election, U.S. shareholders may not be able to use capital gains tax treatment and may be subject to potentially adverse tax consequences. Given the complexities of the PFIC and QEF election rules, U.S. shareholders may need to incur the time and expense of consulting a tax adviser about these rules.

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

Holders

As of December 27, 2021, we had 13,518,799 common shares outstanding, with 22 shareholders of record. The number of record shareholders was determined from the records of our stock transfer agent and does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms.

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

Item 6.  [RESERVED.]

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

Our operations have been funded primarily through issuances of common shares, exercises of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed the development of any of our drug candidates. We believe our working capital, remaining grant funds and available equity distribution sales are sufficient to support the Company’s operations for at least the next 12 months.

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

Results of Operations

Fiscal Year Ended September 30, 2021 Compared to the Fiscal Year Ended September 30, 2020

There were no revenues for the year ended September 30, 2021 compared to $0.33 million for the prior year, reflecting the winddown and discontinuation of sales of product inventory from legacy operations.

Our total operating expenses increased by $16.95 million to $23.68 million for the year ended September 30, 2021 compared to $6.73 million for the prior year:

•	There was no cost of sales for the year ended September 30, 2021 compared to $0.02 million for the prior year, reflecting the winddown and discontinuation of sales of product inventory from legacy operations.

•	Research and development expenses increased by $14.62 million to $17.95 million for the year ended September 30, 2021 compared to $3.33 million for the prior year primarily due to milestone payments related to advancement of our EB05 clinical program, increased external research expenses related to accelerated activity in our ongoing clinical studies, increased investigational drug product expenses and an increase in noncash share-based compensation. Higher salary and related personnel expenses and patent fees also contributed to the increase.

•	General and administrative expenses increased by $2.35 million to $5.73 million for the year ended September 30, 2021 compared to $3.38 million for the prior year primarily as a result of higher salary and related personnel expenses, noncash share-based compensation and increased headcount. Higher legal and other professional services also contributed to the increase.

Total other income increased by $10.30 million to $10.34 million for the year ended September 30, 2021 compared to $0.04 million for the prior year primarily due to increased grant income under our federal reimbursement grant with the Canadian government’s Strategic Innovation Fund.

For the year ended September 30, 2021, our net loss was $13.34 million, or $1.10 per common share, compared to a net loss of $6.36 million, or $0.74 per common share, for the year ended September 30, 2020.

Capital Expenditures

Our capital expenditures primarily consist of computer and office equipment. There were no significant capital expenditures for the years ended September 30, 2021 and 2020.

Liquidity and Capital Resources

As a clinical-stage company we have not generated significant revenue, and we expect to incur operating losses as we continue our efforts to acquire, develop, seek regulatory approval for and commercialize product candidates and execute on our strategic initiatives. Our operations have historically been funded through issuances of common shares, exercises of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. For the years ended September 30, 2021 and 2020, we reported net losses of $13.34 million and $6.36 million, respectively.

Under our contribution agreement with the Canadian government’s Strategic Innovation Fund (SIF), we are eligible to receive cash reimbursements up to C$14.05 million ($11 million USD) in the aggregate for certain research and development expenses related to our EB05 clinical development program. For the year ended September 30, 2021, we recorded $10.34 million in grant income.

On March 2, 2021, we completed a registered public offering of an aggregate of 1,562,500 common shares, no par value, of the Company at an offering price of $6.40 per share for net proceeds of $8.89 million, after deducting underwriter fees and related offering expenses.

For the year ended September 30, 2021, the exercise of warrants and options as well as sales under our equity distribution agreement with RBC Capital Markets, LLC resulted in the issuance of 987,859 common shares and net cash proceeds to the Company of $5.12 million.

On November 22, 2021, we entered into a new equity distribution agreement with RBC Capital Markets, LLC (RBCCM), as sales agent, pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $15 million in gross cash proceeds. RBCCM will use commercially reasonable efforts to sell the common shares from time to time, based upon our instructions. We have no obligation to sell any of the shares, and may at any time suspend sales under the distribution agreement or terminate the agreement in accordance with its terms. The total amount of cash that may be generated under this distribution agreement is uncertain and depends on a variety of factors, including market conditions and the trading price of our common shares.

At September 30, 2021, the Company had cash and cash equivalents of $7.84 million, working capital of $10.63 million, shareholders’ equity of $13.06 million and an accumulated deficit of $26.50 million. Subsequent to the fiscal year end, we sold 223,396 common shares under the current distribution agreement with RBCCM for gross proceeds of approximately $1.29 million.

We plan to finance company operations over the course of the next twelve months with cash and cash equivalents on hand, equity sales under the at-the-market offering program and reimbursements of eligible research and development expenses under our contribution agreement with the Canadian government. Management has flexibility to adjust this timeline by making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations in the future, we may also seek additional financing through the sale of equity, government grants, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. If we determine it is advisable to raise additional funds, there is no assurance that adequate funding will be available to us or, if available, that such funding will be available on terms that we or our shareholders view as favorable. Market volatility, inflation and concerns related to the COVID-19 pandemic may have a significant impact on the availability of funding sources and the terms at which any funding may be available.

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

Research and development expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Our research and development costs were $17.95 million and $3.33 million for the years ended September 30, 2021 and 2020, respectively. The increase was due primarily to increased activities and preparations related to the ongoing Phase 2/Phase 3 clinical study of our EB05 drug candidate as a potential treatment for hospitalized COVID-19 patients.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Foreign Exchange Risk

Our exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. We have balances in Canadian dollars which are subject to foreign currency fluctuations relating to the impact of translating to U.S. dollars for financial statements presentation. We also periodically exchange U.S. dollars for Canadian dollars since most operating expenses are incurred in Canadian dollars. The fluctuation of the U.S. dollar in relation to the Canadian dollar will have an impact upon our profitability and may also affect the value of our assets and the amount of shareholders’ equity. We have not entered into any agreements or purchased any instruments to hedge possible currency risks. At September 30, 2021, we had assets denominated in Canadian dollars of approximately C$9.8 million and the U.S. dollar exchange rate as at this date was equal to 1.2711 Canadian dollars. Based on the exposure at September 30, 2021, a 10% annual change in the Canadian/U.S. exchange rate would impact our net loss and other comprehensive loss by $0.77 million.

Concentration of Credit Risk

We are potentially subject to financial instrument concentration of credit risk through our cash and cash equivalents, US Treasury bills and accounts and other receivable. We place our cash and cash equivalents in US Treasury bills, money market mutual funds of U.S. government securities or financial institutions believed to be credit worthy and perform periodic evaluations of their relative credit standing. There were no Treasury bills outstanding at September 30, 2021 and 2020. Accounts receivable can be potentially exposed to a concentration of credit risk with our major customers. We assess the collectability of our accounts receivable through a review of our current aging, as well as an analysis of our historical collection rate, general economic conditions and credit status of our customers. Accounts and other receivable also include Harmonized Sales Tax (HST) refunds receivable from the Canada Revenue Agency and reimbursements receivable from the Canadian government’s Strategic Innovation Fund (SIF). As of September 30, 2021 and 2020, all outstanding accounts and other receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded. We determine terms and conditions for our customers primarily based on the volume purchased by the customer, customer creditworthiness and past transaction history. Management works to mitigate our concentration of credit risk with respect to accounts receivable through our credit evaluation policies, reasonably short payment terms and geographical dispersion of sales.

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

Accounts and other receivable

Accounts and other receivable include Harmonized Sales Tax (HST) refunds receivable and reimbursements receivable from the Canadian government’s Strategic Innovation Fund (SIF). As of September 30, 2021, all outstanding amounts were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.

Intangible assets

Intangible assets represent the exclusive world-wide rights to know-how, patents and data relating to certain monoclonal antibodies (the Constructs), including sublicensing rights, acquired by entering into a license agreement with a pharmaceutical development company. Unless earlier terminated, the term of the license agreement will remain in effect for 25 years from the date of first commercial sale of licensed products containing the Constructs. Subsequently, the license agreement will automatically renew for five-year periods unless either party terminates the agreement in accordance with its terms. We recognize intangible assets at their historical cost, amortized on a straight-line basis over their expected useful lives, which is 25 years, and subject to impairment review at the end of each reporting period.

Right-of-Use assets

We adopted Accounting Standards Codification (ASC) Topic 842 Leases for the year ended September 30, 2020 using the modified retrospective transition method. We elected the package of practical expedients in transition and the ongoing practical expedient not to recognize operating lease right-of-use assets and operating lease liabilities for short-term leases. As a result of adopting the new standard, we recognized operating lease right-of-use (ROU) assets and operating lease liabilities on the balance sheet for one operating lease with a term longer than 12 months at adoption. There was no impact to opening accumulated deficit. There were three short-term operating leases upon adoption that did not follow the ROU model. The ROU assets are initially measured at cost and amortized using the straight-line method through the end of the lease term. The lease liabilities are initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using our incremental borrowing rate.

Share-based compensation

We measure the cost of equity-settled transactions by reference to the fair value of the equity instruments at the date at which they are granted if the fair value of the goods or services received by the Company cannot be reliably estimated.

We grant options to buy common shares of the Company to our directors, officers, employees and consultants, and grant other equity-based instruments such as warrants to non- employees. The fair value of share-based compensation is measured on the date of grant, using the Black-Scholes option valuation model and is recognized over the vesting period net of estimated forfeitures for employees or the service period for non-employees. The provisions of our share-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore we classify the awards as equity. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2021, were effective.

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

Management has used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (2013)” to evaluate the effectiveness of our internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting and concluded that such internal control over financial reporting was effective as of September 30, 2021.

Attestation Report of Our Registered Public Accounting Firm

This Annual Report does not include an attestation report from our independent registered public accounting firm. We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and are subject to reduced public company reporting requirements. We are not required to have the effectiveness of our internal control over financial reporting audited by our external auditors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Not applicable.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Our directors and their ages as of December 27, 2021 are set forth below.

Name	Age	Position(s) Held	Director Since
Lorin Johnson, PhD (2)	69	Director	June 7, 2019
Sean MacDonald (1)(2)(3)	45	Chairman of Board of Directors	June 7, 2019
Pardeep Nijhawan, MD	51	Director, Chief Executive Officer and Corporate Secretary	June 7, 2019
Frank Oakes	71	Director	April 9, 2010
Paul Pay (1)(2)	67	Director	June 7, 2019
Carlo Sistilli, CPA, CMA (1)(3)	65	Director	June 7, 2019
Peter van der Velden (3)	60	Director	June 7, 2019

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.
(3)	Member of Nominating and Corporate Governance Committee.

There are no family relationships between any of our directors or executive officers.

Biographies and Qualifications

The biographies of our directors and certain information regarding each director’s experience, attributes, skills and/or qualifications that led to the conclusion that the director should be serving as a director of our Company are as follows:

Lorin Johnson, PhD is a seasoned pharmaceutical entrepreneur and innovator with more than 30 years of experience in building companies. He has been a member of our board of directors since June 2019, having previously served as a director of the company’s principal operating subsidiary, Edesa Biotech Research, Inc., from its founding in January 2015 to January 2016. Dr. Johnson is currently the Chief Scientist of Glycyx Pharma Ventures Ltd., a biopharma investment and development company he founded in March 2016. Prior to Glycyx, Dr. Johnson cofounded Salix Pharmaceuticals, Inc., a specialty pharmaceutical company, and held senior leadership positions prior to its acquisition by Valeant Pharmaceuticals International, Inc. in April 2015. Earlier in his career, Dr. Johnson served as Director of Scientific Operations and Chief Scientist at Scios, Inc. (formerly California Biotechnology, Inc). In addition to Edesa, he currently serves on the boards of 9Meters Biopharma, Inc. (Nasdaq: NMTR), Glycyx MOR, Inc., Intact Therapeutics, Inc., Kinisi Therapeutics, Ltd. and NeVAP, Inc. Dr. Johnson has also held academic positions at Stanford University School of Medicine where he served as an Assistant Professor of Pathology and at the University of California, San Francisco. He is the coauthor of 76 journal articles and book chapters and is the coinventor on 23 issued patents. Dr. Johnson holds a PhD from the University of Southern California and was a Postdoctoral Fellow at the University of California, San Francisco. Dr. Johnson’s qualifications to serve on the board of directors include his knowledge of our business and his significant experience in the pharmaceutical industry.

Sean MacDonald has chaired our Board since June 2019, having previously served as a director of the company’s principal operating subsidiary, Edesa Biotech Research, Inc., since September 2017. In his career, he has led and closed multiple licensing transactions, financings, acquisitions and divestments, and corporate strategy for several pharmaceutical and biotechnology companies. Mr. MacDonald is currently Chief Business Officer of iOnctura SA, a Swiss clinical-stage oncology company, a position he has held since August 2021. From April 2019 to August 2021, he was the Head of Business Development for Cosmo Pharmaceuticals NV, a European gastroenterology focused pharmaceutical company; and from October 2018 to August 2021 he was the chief executive of Corbin Therapeutics, a Montreal-based biotech company focused on treating neuroinflammation. Mr. MacDonald held various operational and executive leadership roles from October 2012 to October 2018 at Pharmascience Inc., one of Canada’s largest pharmaceutical companies, including Vice President of Business Development and Corporate Development. He received his BSc in Molecular Biology and MBA from the University of Ottawa. Mr. MacDonald’s qualifications to serve on the board of directors include his extensive operational experience and background in the pharmaceutical/biotechnology industry.

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

Paul Pay is an executive with over 40 years of experience in the pharmaceutical/biotechnology industry. He has been a member of our board of directors since June 2019, having previously served as a director of the company’s principal operating subsidiary, Edesa Biotech Research, Inc., since its founding in January 2015. From November 2002 to May 2021, he led all business development activity at Norgine. He is currently Senior Advisor, Corporate & Business Development at Norgine reporting to the CEO. Prior to joining Norgine, Mr. Pay held senior management positions at large, specialty and early-stage pharmaceutical companies, and cofounded a university spin-out company. His commercial roles have included sales, marketing, market research, licensing, business development, public relations, intellectual property and product development. In addition to Edesa, Mr. Pay is currently a director of Exzell Pharma, a specialty pharmaceutical company. He is a past director at Arc Medical Design, a medical device development company and a portfolio company of Norgine; Norgine Ltd., an affiliate of Norgine; and Merus Labs Inc., a Norgine wholly owned subsidiary. Mr. Pay received a BSC (hons) from the University of Leeds. Mr. Pay’s qualifications to serve on the board of directors include his extensive experience in the pharmaceutical/biotechnology industry and his knowledge of Edesa’s business.

Carlo Sistilli, CPA, CMA has more than 35 years of financial experience and has held a variety of executive positions in accounting and finance during his career. He has been a member of our board of directors since June 2019, having previously served as a board observer of the company’s principal operating subsidiary, Edesa Biotech Research, Inc., since September 2017. Mr. Sistilli has served as the Chief Financial Officer of Arista Homes since March 2003 to present. Prior to Arista, Mr. Sistilli was a founder and served as CFO and a board member of an Internet start-up company in the automotive sector, and played a key role in taking the company public on the Alberta Ventures Exchange. Earlier in his career, Mr. Sistilli was the Controller and a member of the senior management team of a major regional trust company, which Mr. Sistilli helped sell to Manulife Financial. He currently serves on the board of directors and audit committee of Aleafia Health Inc. (TSX: AH). In addition to his professional career, Mr. Sistilli is an officer and a member of the board of directors of Mother of Mercy Centre. Mr. Sistilli holds a Bachelor of Arts from York University, with a major in economics, Certified Management Accountant Designation and a Chartered Professional Accountant Designation. Mr. Sistilli’s qualifications to serve on the board of directors include his knowledge of Edesa’s business and his background in accounting and finance.

Peter van der Velden is an investor and business executive with more than 28 years of experience in building growth companies. He has been a member of our board of directors since June 2019, having previously served as a director of the company’s principal operating subsidiary, Edesa Biotech Research, Inc., since September 2017. From 2007 to present, Mr. van der Velden has been the Managing General Partner of Lumira Ventures, one of Canada’s largest dedicated life sciences venture capital investors. Mr. van der Velden currently serves on the boards of Lava Medtech Acquisition Corp (Nasdaq: LVACU), Exact Imaging, Medexus Pharmaceuticals (TSX: MDP.TO) and AmacaThera. His past corporate board roles include: Milcom Ventures, Spinal Kinetics, Alveolus Inc., CML Healthcare, First Aid Shot Therapy, Life Sciences Ontario, Skinstore.com, and Vendorlink.ca. Mr. van der Velden is a past President and Chairman of the Canadian Venture and Private Equity Association and currently serves on the board or as an advisor to a number of industry groups and non-profit organizations. Mr. van der Velden holds an MBA in Finance and Policy from the Schulich School of Business, and a MSc in Pathology and BSc (honors) in Life Sciences from Queen’s University. Mr. van der Velden’s qualifications to serve on the board of directors include his extensive operational experience building growth companies and his knowledge acquired from serving on the boards of other companies.

Executive Officers

Set forth below is certain information with respect to the names, ages, and positions of our executive officers as of December 27, 2021. Biographical information pertaining to Dr. Nijhawan, who is a director and an executive officer, may be found in the above section entitled “Directors.” The executive officers serve at the pleasure of our Board of Directors.

Name	Age	Position(s) Held	Date of Appointment
Pardeep Nijhawan, MD	51	Director, Chief Executive Officer and Corporate Secretary	June 7, 2019
Kathi Niffenegger, CPA	64	Chief Financial Officer	November 1, 2013
Michael Brooks, PhD	43	President	June 7, 2019

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

Michael Brooks, PhD was appointed President of Edesa in June 2019, having served as Vice President of Corporate Development and Strategy for the company’s principal operating subsidiary, Edesa Biotech Research, Inc., since January 2015. Prior to joining Edesa, Dr. Brooks held positions of increasing responsibility at Cipher Pharmaceuticals Inc from 2010 to 2015 and served most recently as the company's as Director of Business Development. Prior to joining Cipher, Dr. Brooks was a Postdoctoral fellow at the University of Toronto. Dr. Brooks holds a Hons B.Sc. degree in Microbiology and a PhD in Molecular Genetics from the University of Toronto. Dr. Brooks received his MBA degree from the Rotman School of Management where he was a Canadian Institute for Health Research (CIHR) Science-to-Business Scholar.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors, executive officers, and beneficial owners of more than ten percent of our common shares file reports with the SEC on their initial beneficial ownership of our common shares and any subsequent changes. To our knowledge, based solely on a review of copies of such reports filed electronically with the Securities and Exchange Commission during the Company’s year ended September 30, 2021, during such period, each of our directors, executive officers, and beneficial owners of more than ten percent of our common shares filed on a timely basis all reports required by Section 16(a) of the Exchange Act except for one report on Form 4 reporting one transaction that was inadvertently filed late by Mr. Oakes.

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

Item 11. EXECUTIVE COMPENSATION.

Executive Compensation

Our named executive officers for the year ended September 30, 2021 were Pardeep Nijhawan, MD, Director, Chief Executive Officer and Corporate Secretary; Kathi Niffenegger, CPA, Chief Financial Officer; and Michael Brooks, PhD, President.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to the named executive officers for the years ended September 30, 2021 and September 30, 2020.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Pardeep Nijhawan, MD	2021	$315,000	$120,000	$820,526	$63,773	(2)	$1,319,299
Director, Chief Executive Officer	2020	300,000	56,000	-	55,204	(2)	411,204
and Corporate Secretary

Kathi Niffenegger, CPA	2021	305,016	100,000	605,857	30,908	(3)	1,041,781
Chief Financial Officer	2020	234,069	31,354	214,275	25,613	(3)	505,311

Michael Brooks, PhD	2021	293,750	110,000	605,857	42,339	(4)	1,051,946
President	2020	275,000	51,333	166,658	36,220	(4)	529,211

(1)

The amounts shown in this column represent the aggregate grant date fair value of the share option awards computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 718, not the actual amounts paid to or realized by the named executive officers during the covered fiscal year. The assumptions used in determining grant date fair value of these awards are set forth in Note 9 to our audited consolidated financial statements for the year ended September 30, 2021 included in this Annual Report.

(2)

Represents (i) $30,453 in car allowance (ii) $2,054 in health insurance and (iii) $31,266 in vacation payout in 2021 and (i) $32,435 in car allowance (ii) $2,187 in health insurance and (iii) $20,582 in vacation payout in 2020. All compensation to Dr. Nijhawan was paid in Canadian dollars and was converted to US dollars using the average foreign exchange rate for the year from oanada.com.

(3)	Represents (i) $18,758 in health insurance and (ii) $12,150 in 401(k) company contributions in 2021 and (i) $17,650 in health insurance and (ii) $7,963 in 401(k) company contributions in 2020.

(4)

Represents (i) $22,548 in car allowance (ii) $2,597 in health insurance and (iii) $17,194 in vacation payout in 2021 and (i) $24,015 in car allowance (ii) $2,213 in health insurance and (iii) $9,992 in vacation payout in 2020. All compensation to Dr. Brooks was paid in Canadian dollars and was converted to US dollars using the average foreign exchange rate for the year from oanda.com.

Narrative Disclosure to Summary Compensation Table Employment Agreements

Upon completion of our business combination transaction with Edesa Research, Dr. Nijhawan, Dr. Brooks and Kathi Niffenegger each entered into new employment agreements with us which are described below. Kathi Niffenegger entered into a new employment agreement with us on December 1, 2020 as described below and the employment agreement she entered into upon completion of our business combination transaction with Edesa Research was superseded. All three employment agreements were amended on March 19, 2021.

Employment Agreement with Pardeep Nijhawan effective as of June 7, 2019 and amended March 19, 2021

On June 14, 2019 but effective as of June 7, 2019, we entered into an employment agreement with Pardeep Nijhawan. Pursuant to the employment agreement, Dr. Nijhawan will serve as our Chief Executive Officer for an indefinite term until Dr. Nijhawan’s employment is terminated in accordance with the agreement. As compensation for his services to us, Dr. Nijhawan will receive a base salary of $300,000 per year and be eligible to receive a target annual bonus of 40% of his base salary, subject to achieving corporate and personal targets to be determined by us. The base salary increased to $320,000 per year effective January 1, 2021. Dr. Nijhawan will also receive an automobile allowance of $2,700 per month and be eligible to participate in our group insured benefits program, as may be in effect from time-to-time for our employees generally, and executive employees specifically. Dr. Nijhawan is also eligible for future share and/or option grants, as determined by our Compensation Committee, commensurate with Dr. Nijhawan’s position and any business milestones which may be established by the Compensation Committee and subject to availability of shares and/or options for grant under our Equity Incentive Compensation Plan.

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

Employment Agreement with Michael Brooks effective as of June 7, 2019 and amended March 19, 2021

On June 14, 2019 but effective as of June 7, 2019, we entered into an employment agreement with Michael Brooks, PhD. Pursuant to the employment agreement, Dr. Brooks will serve as our President for an indefinite term until Dr. Brooks’ employment is terminated in accordance with the agreement. As compensation for his services to us, Dr. Brooks will receive a base salary of $275,000 per year and be eligible to receive a target annual bonus of 40% of his base salary, subject to achieving corporate and personal targets to be determined by us. The base salary increased to $300,000 per year effective January 1, 2021. Dr. Brooks will also receive an automobile allowance of $2,000 per month and be eligible to participate in our group insured benefits program, as may be in effect from time-to-time for our employees generally, and executive employees specifically. Dr. Brooks is also eligible for future share and/or option grants, as determined by our Compensation Committee, commensurate with Dr. Brooks’ position and any business milestones which may be established by the Compensation Committee and subject to availability of shares and/or options for grant under our Equity Incentive Compensation Plan.

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

Employment Agreement with Kathi Niffenegger effective as of June 7, 2019

On June 7, 2019, we entered into an employment agreement with Ms. Niffenegger which has subsequently been superseded by the employment agreement with Ms. Niffenegger described below. Pursuant to the employment agreement, Ms. Niffenegger served as our Chief Financial Officer with a base salary of $215,000 per year, a discretionary bonus in an amount up to 25% of her base salary based on her performance and the company’s performance, a one-time hiring and retention bonus of $53,750 and such other employee benefits as are generally provided to similarly situated employees of the company.

Employment Agreement with Kathi Niffenegger effective as of December 1, 2020 and amended March 19, 2021

On December 1, 2020, we entered into an employment agreement with Ms. Niffenegger. Pursuant to the employment agreement, Ms. Niffenegger will continue to serve as our Chief Financial Officer. Both Ms. Niffenegger and we have the right to terminate the employment relationship at any time, with or without cause. As compensation for her services to us, Ms. Niffenegger will receive a base salary of $275,000 per year retroactive to June 1, 2020, a discretionary bonus in an amount up to 40% of her base salary based on her performance and the company’s performance and such other employee benefits as are generally provided to similarly situated employees of the company. The base salary increased to $290,000 per year effective January 1, 2021. Ms. Niffenegger may be eligible for future share and/or option grants in accordance with our executive compensation policy as in effect from time to time as determined by the independent members of our Board of Directors subject to availability of shares and/or options for grant under our Equity Incentive Compensation Plan.

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

Outstanding Equity Awards at September 30, 2021

		Option Awards
			Number of
		Number of	securities
		securities	underlying
		underlying	unexercised
	Award	unexercised options (#)	options (#) unexercisable		Option exercise		Option expiration
Name	grant date	exercisable	(1)		prices		date
Pardeep Nijhawan, MD	9/26/17	47,490	-		C$	2.16	9/26/27
	12/28/18	1,485	135	(2)	C$	2.16	12/28/28
	10/13/20	20,004	39,996	(4)		$7.44	10/13/30
	4/22/21	19,998	100,002	(4)		$5.45	4/22/31

Kathi Niffenegger, CPA	11/12/14	214	-		C$	638.40	11/12/21
	12/22/15	238	-			$304.08	12/22/22
	12/20/16	238	-			$85.26	12/20/23
	3/12/18	833	-			$35.28	3/12/25
	2/12/20	60,640	28,059	(3)		$3.16	2/12/30
	10/13/20	16,668	33,332	(4)		$7.44	10/13/30
	4/22/21	13,332	66,668	(4)		$5.45	4/22/31

Michael Brooks, PhD	8/28/17	136,416	-		C$	2.16	8/28/27
	9/26/17	24,299	-		C$	2.16	9/26/27
	12/28/18	1,485	135	(2)	C$	2.16	12/28/28
	2/12/20	47,162	21,826	(3)		$3.16	2/12/30
	10/13/20	16,668	33,332	(4)		$7.44	10/13/30
	4/22/21	13,332	66,668	(4)		$5.45	4/22/31

(1)	Our options vesting policy is described in the Outstanding Equity Awards Narrative Disclosure section.

(2)	The option will vest over a period of three years, with one-third vesting on the first anniversary of the date of grant and the remainder vesting on a pro-rata basis monthly thereafter.

(3)	The option will vest over a period of three years, with one-third vesting on the date of grant and the remainder vesting on a pro-rata basis monthly thereafter.

(4)	The option will vest over a period of three years, with monthly vesting on a pro-rata basis beginning on the date of grant.

Outstanding Equity Awards Narrative Disclosure

Equity Incentive Compensation Plan

We adopted an Equity Incentive Compensation Plan in 2019 (the 2019 Plan) which amended and restated our 2017 Incentive Compensation Plan (the 2017 Plan). Under the 2019 Plan, we are authorized to grant options, restricted shares and restricted share units (RSUs) to any of our officers, directors, employees, and consultants and those of our subsidiaries and other designated affiliates. The number of shares available for issuance under the 2019 Plan is 2,625,951, including shares available for the exercise of outstanding options under the 2017 Plan. The purpose of the 2019 Plan is to advance the interests of the Company by encouraging equity participation through the acquisition of common shares of the Company. The 2019 Plan is to be administered by the Compensation Committee of our Board of Directors, except to the extent (and subject to the limitations set forth in the 2019 Plan) the Board elects to administer the 2019 Plan, in which case the 2019 Plan shall be administered by only those members of the Board who are “independent” members of the Board. The administrator of the 2019 Plan has the power to, among other things:

•	allot common shares for issuance in connection with the exercise of options;
•	grant options, restricted shares or restricted share units;
•	amend, suspend, terminate or discontinue the plan; and
•	delegate all or a portion of its administrative powers as it may determine to one or more committees.

Options to purchase 1,776,219 common shares at prices ranging from C$2.16 to C$638.40 and $3.16 to $304.08 are outstanding at September 30, 2021. No restricted shares or restricted share units have been granted as of September 30, 2021.

Options granted during the year ended September 30, 2021 to directors, officers and employees under the 2019 Plan totaled 1,145,000 options to purchase common shares at exercise prices ranging from $5.25 to $7.44. Options granted during the year ended September 30, 2020 to directors, officers and employees under the 2019 Plan totaled 366,365 options to purchase common shares at exercise prices ranging from $3.16 to $8.07.

Options Vesting Policy

Vesting requirements for option awards are determined by the independent members of the Board of Directors. Options granted by the Company during the year ended September 30, 2021 generally had monthly vesting for directors in equal proportions over 12 months beginning on the grant date, monthly vesting for officers and current employees in equal proportions over 36 months beginning on the grant date and monthly vesting for new employees in equal proportions over 36 months beginning on the monthly anniversary of the grant date following 90 days of employment. Options granted by the Company during the year ended September 30, 2020 generally vested one-third upon the date of grant and monthly thereafter until the third anniversary of the date of grant. Substitute options under the 2019 Plan generally vested one-third upon the first anniversary of the date of grant and monthly thereafter until the third anniversary of the date of grant.

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

Other than the funds contributed under our 401(k) plan, no other funds were set aside or accrued by us during the years ended September 30, 2021 and 2020 to provide pension, retirement or similar benefits for our named executive officers.

Director Compensation

The following table sets forth information regarding the compensation of our non-employee directors for the year ended September 30, 2021.

Name	Fees Earned or Paid in Cash ($)		Option Awards($) (1)	All Other Compensation($)	Total ($)
Lorin Johnson, PhD	$33,500		$195,595	-	$229,095
Sean MacDonald	50,000	(2)	195,595	-	245,595
Frank Oakes	30,000		195,595	-	225,595
Paul Pay	42,500	(2)	195,595	-	238,095
Carlo Sistilli, CPA, CMA	43,500	(2)	195,595	-	239,095
Peter van der Velden	37,500	(2)(3)	195,595	-	233,095

(1)

The amounts shown in this column represent the aggregate grant date fair value of the share option awards computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 718, not the actual amounts paid to or realized by the directors during the covered fiscal year. The assumptions used in determining grant date fair value of these awards are set forth in Note 9 to our audited consolidated financial statements for the year ended September 30, 2021 included in this Annual Report.

(2)	The compensation was paid in Canadian dollars or British pounds and was converted from US dollars using the average foreign exchange rate for each month of the year from oanda.com.

(3)	Fees of $34,326 and $3,174 were paid to Lumira Capital II, L.P. and Lumira Capital II (International), L.P., respectively, as compensation for Mr. van der Velden’s services on our board of directors.

Outstanding Equity Awards at September 30, 2021

The following table summarizes the equity awards made to our directors that were outstanding at September 30, 2021.

Outstanding Options (#)
Lorin Johnson, PhD	51,389
Sean MacDonald	51,389
Frank Oakes	52,341
Paul Pay	83,788
Carlo Sistilli, CPA, CMA	51,389
Peter van der Velden	51,389

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides certain information as of September 30, 2021 about our common shares that may be issued under our equity compensation plans, which consists of our 2019 Equity Incentive Compensation Plan in effect at September 30, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,776,219	$5.06	849,732
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,776,219	$5.06	849,732

Warrants and other equity held by directors, officers and employees outside of the compensation plans are not included in the table above.

Security Ownership of Certain Beneficial Owners and Management

The following tables sets forth certain information as of December 27, 2021, with respect to the beneficial ownership of our common shares by: (1) all of our directors; (2) our named executive officers listed in the Summary Compensation Table; (3) all of directors and executive officers as a group; and (4) each person known by us to beneficially own more than 5% of our outstanding common shares.

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

Common shares subject to options or warrants currently exercisable or exercisable within 60 days of December 27, 2021 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person. The percentage ownership of our common shares of each person or entity named in the following table is based on 13,518,799 common shares outstanding as of December 27, 2021.

Directors and Officers

Name and Address of Beneficial Owner (1)	Beneficial Ownership		Beneficially Owned

Lorin Johnson, PhD	55,814	(2)	*
Sean MacDonald	51,004	(3)	*
Pardeep Nijhawan, MD	3,392,839	(4)	24.9%
Frank Oakes	38,501	(5)	*
Paul Pay	74,515	(6)	*
Carlo Sistilli, CPA, CMA	42,116	(7)	*
Peter van der Velden	2,214,987	(8)	16.2%
Michael Brooks, PhD	278,584	(9)	2.0%
Kathi Niffenegger, CPA	121,000	(10)	*

All directors and executive officers as a group (9 persons)	6,269,360	(11)	45.6%

* Percentage of shares beneficially owned does not exceed one percent.

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Edesa Biotech, Inc., 100 Spy Court, Markham, ON Canada L3R 5H6.

(2)

Consists of (i) 12,786 Common Shares, (ii) 6,393 Common Shares issuable upon exercise of Class A Warrants and (iii) 36,635 Common Shares issuable upon exercise of options that are exercisable within sixty days of December 27, 2021.

(3)	Consists of (i) 14,369 Common Shares and (ii) 36,635 Common Shares issuable upon exercise of options exercisable within sixty days of December 27, 2021.

(4)

Consists of (A)(i) 547,312 Common Shares and (ii) 114,112 Common Shares issuable upon exercise of options exercisable within sixty days of December 27, 2021 held by Pardeep Nijhawan; (B)(i) 2,128,652 Common Shares and (ii) 6,942 Common Shares issuable upon exercise of Class A Warrants held by Pardeep Nijhawan Medicine Professional Corporation for which Pardeep Nijhawan has sole voting and dispositive power over all such shares; (C) 224,094 Common Shares held by The Digestive Health Clinic Inc. for which Pardeep Nijhawan has sole voting and dispositive power over all such shares and (D) 371,727 Common Shares held by 1968160 Ontario Inc. for which Pardeep Nijhawan has sole voting and dispositive power over all such shares.

(5)

Consists of (A)(i) 37,587 Common Shares issuable upon exercise of options that are exercisable within sixty days of December 27, 2021 held by Frank Oakes and (B)(i) 914 Common Shares issuable upon exercise of Class A Warrants held by Frank and Dorothy Oakes Family Trust for which each of Frank Oakes and Dorothy Oakes, as trustees, have voting and dispositive power over all such shares.

(6)

Consists of (i) 3,654 Common Shares, (ii) 1,827 Common Shares issuable upon exercise of Class A Warrants and (iii) 69,034 Common Shares issuable upon exercise of options exercisable within sixty days of December 27, 2021.

(7)

Consists of (A) 36,635 Common Shares issuable upon exercise of options exercisable within sixty days of December 27, 2021 held by Carlo Sistilli and (B)(i) 3,654 Common Shares and (ii) 1,827 Common Shares issuable upon exercise of Class A Warrants held by York-Cav Enterprises Inc. for which Carlo Sistilli, as President and Director, has sole voting and dispositive power over all such shares.

(8)

Consists of (A) 36,635 Common Shares issuable upon exercise of options exercisable within sixty days of December 27, 2021 held by Peter van der Velden; (B)(i) 1,897,425 Common Shares and (ii) 96,542 Common Shares issuable upon exercise of Class A Warrants held by Lumira Capital II, L.P. and (C)(i) 175,454 Common Shares and (ii) 8,928 Common Shares issuable upon exercise of Class A Warrants held by Lumira Capital II (International), L.P., an affiliate of Lumira Capital II, L.P. Lumira Capital GP, L.P., the general partners of which are Lumira GP Inc. and Lumira GP Holdings Co., is the general partner of each of Lumira Capital II, L.P. and Lumira Capital II (International), L.P. Each of Lumira Capital II, L.P. and Lumira Capital II (International), L.P. is managed by Lumira Capital Investment Management Inc. Each of Lumira Capital GP, L.P., Lumira GP Inc., Lumira GP Holdings Co. and Lumira Capital Investment Management Inc. may be deemed to beneficially own the shares held by Lumira Capital II, L.P. and Lumira Capital II (International), L.P. and such entities control voting and investment power over such shares through an investment committee of the Lumira group. Peter van der Velden is an executive officer of Lumira GP Inc., Lumira GP Holdings Co. and Lumira Capital Investment Management Inc.

(9)

Consists of (i) 13,241 Common Shares, (ii) 1,371 Common Shares issuable upon exercise of Class A Warrants and (iii) 263,972 Common Shares issuable upon exercise of options exercisable within sixty days of December 27, 2021.

(10)

Consists of (A) 118,259 Common Shares issuable upon exercise of options that are exercisable within sixty days of December 27, 2021 held by Kathi Niffenegger and (B) (i) 1,827 Common Shares and (ii) 914 Common Shares issuable upon exercise of Class A Warrants held by the Kathi Niffenegger Trust for which Kathi Niffenegger, as trustee, has sole voting and dispositive power over all such shares.

(11)

Consists of (i) 5,394,198 Common Shares, (ii) 125,658 Common Shares issuable upon exercise of Class A Warrants and (iii) 749,504 Common Shares issuable upon exercise of options that are exercisable within sixty days of December 27, 2021.

Shareholders Known by Us to Own 5% or More of Our Common Shares

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Shares Beneficially Owned
Lumira Capital II, L.P. (1)	2,178,352	(1)	16.3%

(1)

Consists of (A)(i) 1,897,428 Common Shares and (ii) 96,542 Common Shares issuable upon exercise of Class A Warrants held by Lumira Capital II, L.P. and (B)(i) 175,454 Common Shares and (ii) 8,928 Common Shares issuable upon exercise of Class A Warrants held by Lumira Capital II (International), L.P., an affiliate of Lumira Capital II, L.P. Lumira Capital GP, L.P., the general partners of which are Lumira GP Inc. and Lumira GP Holdings Co., is the general partner of each of Lumira Capital II, L.P. and Lumira Capital II (International), L.P. Each of Lumira Capital II, L.P. and Lumira Capital II (International), L.P. is managed by Lumira Capital Investment Management Inc. Each of Lumira Capital GP, L.P., Lumira GP Inc., Lumira GP Holdings Co. and Lumira Capital Investment Management Inc. may be deemed to beneficially own the shares held by Lumira Capital II, L.P. and Lumira Capital II (International), L.P and such entities control voting and investment power over such shares through an investment committee of the Lumira group. The address of each entity listed in this note is 141 Adelaide Street West, Suite 770, Toronto, Ontario, Canada M5H 3L5.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Lease Agreement

In January 2017, Edesa Research entered into a lease agreement with a company related to Pardeep Nijhawan, our Chief Executive Officer, for executive office space which serves as our head office through December 2022, with the option to extend the lease for an additional two years. Monthly rents during the term range from C$8,320 to C$9,020 plus HST. Rents of approximately $81,000 and $76,000 were incurred in the years ended September 30, 2021 and 2020, respectively. No rent was payable at September 30, 2021 or 2020.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the aggregate fees billed for audit and other services provided for the years ended September 30, 2021 and 2020 rendered by MNP LLP.

Principal Accountant Fees and Services

Type of Service	Year Ended 2021	Year Ended 2020

Audit Fees	$237,605	$166,712
Tax Fees	10,519	24,166

Total	$248,124	$190,878

Audit Fees

Audit fees consisted of fees incurred for professional services rendered for audits and interim reviews of the years ended September 30, 2021 and 2020 and include procedures related to registrations and offerings.

Tax Fees

Tax fees consisted of fees incurred for professional services rendered for tax compliance related to tax returns during the years ended September 30, 2021 and 2020.

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

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to an amount or range of estimated fees. All proposed engagements of the auditor for audit and permitted non-audit services are submitted to the Audit Committee for approval prior to the beginning of any such services. Our auditors are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee pre-approved 100% of the audit and non-audit services performed by our independent registered public accounting firm for the years ended September 30, 2021 and 2020.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this Annual Report:

(1)	Financial Statements

The list of consolidated financial statements and notes required by this Item 15 (a) (1) is set forth in the “Index to Financial Statements” on page F-1 of this Annual Report.

(2)	Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or notes thereto.

(3)	Exhibits

The exhibits listed on the Exhibit Index below are filed as part of this Annual Report.

EXHIBIT INDEX

Exhibit No.	Description
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

4.5	Form of Warrant (included as Exhibit 4.2 to the Company's Registration Statement on Form S-1 filed on May 8, 2018, and incorporated herein by reference)

4.6	Form of Underwriter Warrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on February 26, 2021 and incorporated herein by reference).

10.1	Advance Notice Policy, adopted October 31, 2013 (included as Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.2@

Employment Agreement by and between the Company and Kathi Niffenegger, dated June 7, 2019 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 10, 2019, and incorporated herein by reference).

10.3@

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

10.5@

Form of Indemnification Agreement, by and between the Company and each of its directors and executive officers (included as Exhibit 10.4 to the Company's Current Report on Form 8-K/A filed on June 20, 2019, and incorporated herein by reference).

10.6@	Fixed Share Option Plan dated December 18, 2013 (included as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.7@	2017 Incentive Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2017, and incorporated herein by reference).

10.8@	2019 Equity Incentive Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2019, and incorporated herein by reference).

10.9

Lease, dated as of January 1, 2017, by and between the Registrant and 1968160 Ontario Inc. (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 30, 2019, and incorporated herein by reference).

10.10+

Exclusive License Agreement, dated as of June 29, 2016, by and between the Registrant and Yissum Research Development Company (included as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 30, 2019, and incorporated herein by reference).

10.11

First Amendment to Exclusive License Agreement, dated April 3, 2017, by and between the Registrant and Yissum Research Development Company (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 30, 2019, and incorporated herein by reference).

10.12

Second Amendment to Exclusive License Agreement, dated May 7, 2017, by and between the Registrant and Yissum Research Development Company (included as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on August 30, 2019, and incorporated herein by reference).

10.13+

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

10.15

Form of Subscription Agreement between Edesa Biotech, Inc. and certain investors (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 6, 2020 and incorporated herein by reference)

10.16+

License Agreement by and between Edesa Biotech Research, Inc. and NovImmune SA dated April 17, 2020 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020, and incorporated herein by reference).

10.17+

Purchase Agreement by and between Edesa Biotech Research, Inc. and NovImmune SA dated April 17, 2020 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 23, 2020, and incorporated herein by reference).

10.18+

Securities Purchase Agreement by and between Edesa Biotech, Inc. and NovImmune SA dated April 17, 2020 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2020, and incorporated herein by reference).

10.19@

Employment Agreement by and between the Company and Kathi Niffenegger, dated December 1, 2020 (included as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on December 7, 2020, and incorporated herein by reference).

53

10.20+

Strategic Innovation Fund Agreement among Edesa Biotech Research, Inc., Edesa Biotech, Inc., and her Majesty the Queen in right of Canada as represented by the Minister of Industry, dated February 2, 2021 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2021, and incorporated herein by reference).

10.21+

Exclusive License Agreement, dated as of March 16, 2021, by and between the Edesa Biotech Research, Inc. and Dr. Saul Yedgar (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2021, and incorporated herein by reference).

10.22@

Amendment No. 1 to Edesa Biotech, Inc. 2019 Equity Incentive Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2021, and incorporated herein by reference).

10.23@

Amendment to Employment Agreement, entered into on March 19, 2021, by and between Par Nijhawan and Edesa Biotech, Inc. (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2021, and incorporated herein by reference).

10.24@

Amendment to Employment Agreement, entered into on March 19, 2021, by and between Kathi Niffenegger and Edesa Biotech USA, Inc.  (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2021, and incorporated herein by reference).

10.25@

Amendment to Employment Agreement, entered into on March 19, 2021, by and between Michael Brooks and Edesa Biotech, Inc. (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2021, and incorporated herein by reference).

14.1	Code of Ethics and Business Conduct (included as Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on December 12, 2019, and incorporated herein by reference).

21	Subsidiaries of Edesa Biotech, Inc. (included as Exhibit 21 to the Company’s Annual Report on Form 10-K filed on December 7, 2020, and incorporated herein by reference).

23.1	Consent of MNP LLP (filed herewith).

24.1	Power of Attorney (included on signature page).

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

EDESA BIOTECH, INC.

Date: December 28, 2021	/s/ Pardeep Nijhawan
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

Signature	Title	Date

/s/ Pardeep Nijhawan	Director, Chief Executive Officer, and	December 28, 2021
Pardeep Nijhawan	Corporate Secretary (Principal Executive Officer)

/s/ Kathi Niffenegger	Chief Financial Officer	December 28, 2021
Kathi Niffenegger	(Principal Financial and Accounting Officer)

/s/ Lorin Johnson	Director	December 28, 2021
Lorin Johnson

/s/ Sean MacDonald	Chairman of the Board of Directors	December 28, 2021
Sean MacDonald

/s/ Frank Oakes	Director	December 28, 2021
Frank Oakes

/s/ Paul Pay	Director	December 28, 2021
Paul Pay

/s/ Carlo Sistilli	Director	December 28, 2021
Carlo Sistilli

/s/ Peter van der Velden	Director	December 28, 2021
Peter van der Velden

EDESA BIOTECH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Edesa Biotech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Edesa Biotech, Inc. (the Company) as of September 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2021, and the related notes (collectively referred to as  the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2021 and 2020, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Toronto, Canada

December 28, 2021

EDESA BIOTECH, INC.

Consolidated Balance Sheets

	September 30, 2021	September 30, 2020

Assets:

Current assets:
Cash and cash equivalents	$7,839,259	$7,213,695
Accounts and other receivable	3,302,827	87,446
Prepaid expenses and other current assets	948,645	802,877

Total current assets	12,090,731	8,104,018

Non-current assets:
Property and equipment, net	14,989	14,815
Intangible asset, net	2,382,364	2,483,536
Operating lease right-of-use assets	96,571	160,006

Total assets	$14,584,655	$10,762,375

Liabilities, shareholders' equity and temporary equity:

Current liabilities:
Accounts payable and accrued liabilities	$1,379,842	$1,460,127
Short-term operating lease liabilities	78,808	69,730

Total current liabilities	1,458,650	1,529,857

Non-current liabilities:

Long-term payables	47,202	29,928
Long-term operating lease liabilities	20,512	94,460

Total liabilities	1,526,364	1,654,245

Commitments (Note 7)

Temporary equity:
Convertible preferred shares	-	2,476,955

Shareholders' equity:
Capital shares
Authorized unlimited common and preferred shares without par value
Issued and outstanding:
13,295,403 common shares (September 30, 2020 - 9,615,119)	34,887,721	18,500,853
Additional paid-in capital	4,871,461	1,550,480
Accumulated other comprehensive loss	(205,262)	(287,204)
Accumulated deficit	(26,495,629)	(13,132,954)

Total shareholders' equity	13,058,291	6,631,175

Total liabilities, shareholders' equity and temporary equity	$14,584,655	$10,762,375

EDESA BIOTECH, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended
	September 30, 2021	September 30, 2020

Revenues:
Product sales	$-	$328,801

Expenses:
Cost of sales	-	17,601
Research and development	17,947,072	3,329,451
General and administrative	5,734,260	3,382,591

	23,681,332	6,729,643

Loss from Operations	(23,681,332)	(6,400,842)

Other Income (Loss):
Reimbursement grant income	10,340,839	-
Interest income	11,165	37,778
Foreign exchange loss	(13,022)	(366)

	10,338,982	37,412

Loss before income taxes	(13,342,350)	(6,363,430)

Income tax expense	800	800

Net Loss	(13,343,150)	(6,364,230)

Exchange differences on translation	81,942	54,870

Net Comprehensive Loss	$(13,261,208)	$(6,309,360)

Weighted average number of common shares	12,077,822	8,607,161

Loss per common share - basic and diluted	$(1.10)	$(0.74)

EDESA BIOTECH, INC.

Consolidated Statements of Cash Flows

	Years Ended
	September 30, 2021	September 30, 2020

Cash Flows from Operating Activities:
Net loss	$(13,343,150)	$(6,364,230)
Adjustments for:
Depreciation and amortization	118,788	57,563
Share-based compensation	3,195,469	598,359
Changes in working capital items:
Accounts and other receivable	(3,229,954)	127,131
Prepaid expenses and other current assets	(281,361)	(404,066)
Accounts payable and accrued liabilities	(124,724)	998,903

Net cash used in operating activities	(13,664,932)	(4,986,340)

Cash Flows from Investing Activities:
Proceeds on sales of property and equipment	-	53,412
Purchase of property and equipment	(6,146)	(4,856)
Purchase of intangible assets	-	(29,483)
Purchase of short-term investments	-	(500,000)
Proceeds from maturities of short-term investments	-	500,000

Net cash provided by (used in) investing activities	(6,146)	19,073

Cash Flows from Financing Activities:
Proceeds from issuance of common shares and warrants	12,662,357	4,360,500
Proceeds from exercise of warrants	1,658,769	3,223,804
Proceeds from exercise of share options	41,981	11,571
Payments for issuance costs of common shares	(188,366)	(475,720)
Payments for issuance costs of convertible preferred shares	-	(57,154)
Proceeds from borrowings	-	29,748

Net cash provided by financing activities	14,174,741	7,092,749

Effect of exchange rate changes on cash and cash equivalents	121,901	57,630

Net change in cash and cash equivalents	625,564	2,183,112
Cash and cash equivalents, beginning of year	7,213,695	5,030,583

Cash and cash equivalents, end of year	$7,839,259	$7,213,695

Supplemental Disclosure of Non-cash Financing Activities:
Preferred shares converted from temporary equity to common shares	$2,496,480	$-
Issuance costs withheld from gross proceeds from issuance of common shares	1,087,184	-
Fair value of compensation warrants to underwriter	407,022	-
Issuance of convertible preferred shares to acquire license	-	2,500,000
Fair value of placement agent warrants	-	18,051

EDESA BIOTECH, INC.

Consolidated Statements of Changes in Shareholders’ Equity

	Shares #	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Balance - September 30, 2019	7,504,468	$12,005,051	$327,768	$(342,074)	$(6,734,615)	$5,256,130

Issuance of common shares in equity offerings	1,354,691	3,070,358	1,290,142	-	-	4,360,500
Issuance costs including fair value of underwriter warrants	-	(349,756)	(125,964)	-	-	(475,720)
Issuance of common shares upon exercise of warrants	751,510	3,754,265	(530,461)	-	-	3,223,804
Issuance of common shares upon exercise of share options	4,450	20,935	(9,364)	-	-	11,571
Preferred return on convertible preferred shares	-	-	-	-	(34,109)	(34,109)
Share-based compensation	-	-	598,359	-	-	598,359
Net loss and comprehensive loss	-	-	-	54,870	(6,364,230)	(6,309,360)

Balance - September 30, 2020	9,615,119	$18,500,853	$1,550,480	$(287,204)	$(13,132,954)	$6,631,175

Issuance of common shares in equity offerings	2,148,963	13,749,541	-	-	-	13,749,541
Issuance costs including fair value of underwriter warrants	-	(1,841,413)	407,022	-	-	(1,434,391)
Issuance of common shares upon exercise of warrants	381,650	1,912,725	(253,956)	-	-	1,658,769
Issuance of common shares upon exercise of share options	19,746	69,535	(27,554)	-	-	41,981
Conversion of convertible preferred shares	1,129,925	2,496,480	-	-	-	2,496,480
Preferred return on convertible preferred shares	-	-	-	-	(19,525)	(19,525)
Share-based compensation	-	-	3,195,469	-	-	3,195,469
Net loss and comprehensive loss	-	-	-	81,942	(13,343,150)	(13,261,208)

Balance - September 30, 2021	13,295,403	$34,887,721	$4,871,461	$(205,262)	$(26,495,629)	$13,058,291

EDESA BIOTECH, INC. Notes to Consolidated Financial Statements For the Years Ended September 30, 2021 and 2020

1. Nature of operations

Edesa Biotech, Inc. (the Company or Edesa) is a biopharmaceutical company focused on acquiring, developing and commercializing clinical stage drugs for inflammatory and immune-related diseases with clear unmet medical needs. The Company is organized under the laws of British Columbia, Canada and is headquartered in Markham, Ontario. It operates under its wholly owned subsidiaries, Edesa Biotech Research, Inc., an Ontario, Canada corporation, and Edesa Biotech USA, Inc. (formerly known as Stellar Biotechnologies, Inc. prior to November 2020), a California, USA corporation.

The Company’s common shares trade on The Nasdaq Capital Market in the United States under the symbol “EDSA”.

Liquidity

The Company’s operations have historically been funded through issuances of common shares, exercises of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. For the years ended September 30, 2021 and 2020, the Company reported net losses of $13.34 million and $6.36 million, respectively.

Under the Company’s contribution agreement with the Canadian government’s Strategic Innovation Fund (SIF), the Company is eligible to receive cash reimbursements up to C$14.05 million ($11 million USD) in the aggregate for certain research and development expenses related to the Company’s EB05 clinical development program. For the year ended September 30, 2021, the Company recorded $10.34 million in grant income.

On March 2, 2021, the Company completed a registered public offering of an aggregate of 1,562,500 common shares, no par value, of the Company at an offering prices of $6.40 per share for net proceeds of $8.89 million, after deducting underwriter fees and related offering expenses.

For year ended September 30, 2021, the exercise of warrants and options as well as sales under the Company’s equity distribution agreement with RBC Capital Markets, LLC resulted in the issuance of 987,859 common shares and net cash proceeds to the Company of $5.12 million.

At September 30, 2021, the Company had cash and cash equivalents of $7.84 million, working capital of $10.63 million, shareholders’ equity of $13.06 million and an accumulated deficit of $26.50 million. The Company plans to finance operations for at least the next twelve months with cash and cash equivalents on hand, equity sales under the at-the-market offering program and reimbursements of eligible research and development expenses under the Company’s agreement with the Canadian government’s SIF.

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

2. Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of the Company and its wholly owned subsidiaries, Edesa Biotech Research, Inc. and Edesa Biotech USA, Inc. All intercompany balances and transactions have been eliminated upon consolidation.

The accompanying consolidated financial statements include the years ended September 30, 2021 and 2020.

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

EDESA BIOTECH, INC. Notes to Consolidated Financial Statements For the Years Ended September 30, 2021 and 2020

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

Investments

There were no investments during the year ended September 30, 2021. Investments during the year ended September 30, 2020 consisted of U.S. Treasury bills with original maturities between 13 and 52 weeks. They were reported at amortized cost, which approximated fair value. The Company regularly reviewed these investments to determine whether any decline in fair value below the amortized cost basis occurred that was other than temporary. If a decline in fair value occurred that was determined to be other than temporary, the cost basis of the investment would be written down to fair value. There were no investments outstanding at September 30, 2021 and 2020.

Accounts and other receivable

The Company assesses the collectability of its accounts receivable through a review of its current aging, as well as an analysis of its historical collection rate, general economic conditions and credit status of its customers. Accounts and other receivable include reimbursement grant income for the Company’s federal grant with the Canadian government’s Strategic Innovation Fund (SIF) and Harmonized Sales Tax (HST) refunds receivable. As of September 30, 2021, all outstanding accounts, grants and HST refunds receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.

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

The depreciation policy for the principal asset categories are calculated as follows:

Computer equipment 30% declining balance method or straight line 3 years

Furniture and equipment 20% declining balance method

Intangible assets

Intangible assets represent the exclusive world-wide rights to know-how, patents and data relating to certain monoclonal antibodies (the Constructs), including sublicensing rights, acquired by entering into a license agreement with a pharmaceutical development company. Unless earlier terminated, the term of the license agreement will remain in effect for 25 years from the date of first commercial sale of licensed products containing the Constructs. Subsequently, the license agreement will automatically renew for five-year periods unless either party terminates the agreement in accordance with its terms. Intangible assets are stated at their historical cost, amortized on a straight-line basis over their expected useful lives, which is 25 years, and subject to impairment review at the end of each reporting period.

EDESA BIOTECH, INC. Notes to Consolidated Financial Statements For the Years Ended September 30, 2021 and 2020

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

Fair value measurement

The Company uses the fair value measurement framework for valuing financial assets and liabilities. See Note 12.

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

Reimbursement grant income is recognized based on the reimbursement rate included in the government contribution agreement when allowable expenses have been incurred.

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

The Company grants options to buy common shares of the Company to its directors, officers, employees and consultants, and grants other equity- based instruments such as warrants to non-employees. The fair value of share-based compensation is measured on the date of grant, using the Black- Scholes option valuation model and is recognized over the vesting period net of estimated forfeitures for employees or the service period for non-employees. The provisions of the Company’s share-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore the Company classifies the awards as equity. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option.

Translation of foreign currency transactions

The Company’s reporting currency is the U.S. dollar. The financial statements of the wholly owned Canadian subsidiary is measured using the Canadian dollar as the functional currency. Assets and liabilities of the Canadian operation have been translated at year-end exchange rates and related revenue and expenses have been translated at average exchange rates for the year. Accumulated gains and losses resulting from the translation of the financial statements of the Canadian operation are included as part of accumulated other comprehensive loss, a separate component of shareholders’ equity.

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

EDESA BIOTECH, INC. Notes to Consolidated Financial Statements For the Years Ended September 30, 2021 and 2020

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

The computation of diluted earnings (loss) per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings (loss) per share. The dilutive effect of convertible securities would be reflected in diluted earnings per share by application of the “if converted” method. The dilutive effect of outstanding options and warrants and their equivalents would be reflected in diluted earnings per share by application of the treasury stock method. However, conversion of outstanding convertible preferred shares, options and warrants would have an antidilutive effect on loss per share for the years ended September 30, 2021 and 2020 and are therefore excluded from the computation of diluted loss per share. See Notes 8 and 9 for outstanding convertible preferred shares, options and warrants at September 30, 2021 and 2020. See Note 14 for subsequent issuance of common shares.

Segmented Information

The Company’s operations comprise a single reportable segment engaged in the research and development, manufacturing and commercialization of innovative pharmaceutical products. As the operations comprise a single reportable segment, amounts disclosed in the consolidated financial statements for net loss, comprehensive loss, depreciation and total assets also represent segmented amounts.

Adoption of Recent Accounting Pronouncements

On October 1, 2019, the Company adopted Accounting Standards Codification (ASC) Topic 842 Leases using the modified retrospective transition method, applying the new standard to all leases existing at the date of initial application. In addition, the Company elected the package of practical expedients in transition, which permitted the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs on leases that commenced prior to adoption of the new standard. The Company also elected the ongoing practical expedient not to recognize operating lease right-of-use assets and operating lease liabilities for short-term leases. As a result of adopting the new standard, the Company recognized operating lease right-of-use (ROU) assets of approximately $234,000 and operating lease liabilities of approximately $234,000 on the balance sheet for one operating lease with a term longer than 12 months at adoption. There was no impact to opening accumulated deficit. The Company had three short-term operating leases upon adoption that did not follow the ROU model. The ROU assets are initially measured at cost and amortized using the straight-line method through the end of the lease term. The lease liabilities are measured at the present value of the lease payments that are not paid at the commencement date, discounted using the Company’s incremental borrowing rate.

On October 1, 2020, the Company adopted ASC Topic 326 Measurement of Credit Losses on Financial Instruments, which includes provisions that require financial assets measured at amortized cost basis to be presented at the net amount expected to be collected and credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses, which requires recognition of an estimate of all current expected credit losses. The Company did not record any credit losses as a result of adoption and there was no impact to opening accumulated deficit.

Future accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, modifying ASC Topic 740, Income Taxes. The amendments in ASU 2019-12, among other things, remove certain exceptions to the general principles in ASC 740 and seek more consistent application by clarifying and amending the existing guidance. The guidance is effective for public entities for fiscal years beginning after December 15, 2020, including interim periods within those years, with early adoption permitted for periods for which financial statements  have not yet been issued. These standards are effective for the Company during the fiscal year ending September 30, 2022. Management expects that ASU 2019-12, will not have a significant impact on the Company’s consolidated financial statements.

EDESA BIOTECH, INC. Notes to Consolidated Financial Statements For the Years Ended September 30, 2021 and 2020

4. Property and equipment

Property and equipment, net consisted of the following:

	September 30, 2021	September 30, 2020

Computer equipment	$42,855	$34,651
Furniture and equipment	5,987	5,694

	48,842	40,345
Less: accumulated depreciation	(33,853)	(25,530)

Total property and equipment, net	$14,989	$14,815

Depreciation expense amounted to $8,323 and $9,602 for the years ended September 30, 2021 and 2020, respectively.

5. Intangible assets

Acquired License

In April 2020, the Company entered into a license agreement with a pharmaceutical development company to obtain exclusive world-wide rights to know-how, patents and data relating to certain monoclonal antibodies (the Constructs), including sublicensing rights. Unless earlier terminated, the term of the license agreement will remain in effect for 25 years from the date of first commercial sale of licensed products containing the Constructs. Subsequently, the license agreement will automatically renew for five-year periods unless either party terminates the agreement in accordance with its terms.

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

Intangible assets, net consisted of the following:

	September 30, 2021	September 30, 2020

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(147,119)	(45,947)

Total intangible assets, net	$2,382,364	$2,483,536

EDESA BIOTECH, INC. Notes to Consolidated Financial Statements For the Years Ended September 30, 2021 and 2020

Amortization expense amounted to $101,172 and $45,947 for the years ended September 30, 2021, and 2020, respectively.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2022	$101,172
September 30, 2023	101,172
September 30, 2024	101,172
September 30, 2025	101,172
September 30, 2026	101,172
Thereafter	1,876,504

$2,382,364

6. Leases

Related party operating lease

The Company leases facilities used for executive offices from a related company for a six-year term through December 2022, with options to renew for another two-year term. The option period is not included in the operating lease right-of-use assets and liabilities.

The gross amounts of assets and liabilities related to operating leases were as follows:

	September 30, 2021	September 30, 2020
Assets:
Operating lease right-of-use assets	$96,571	$160,006

Liabilities:
Current:
Short-term operating lease liabilities	$78,808	$69,730
Long-term:
Long-term operating lease liabilities	20,512	94,460

Total lease liabilities	$99,320	$164,190

The components of lease cost were as follows:

	Years Ended
	September 30, 2021	September 30, 2020
Operating lease cost, included in general and administrative on the Statements of Operations	$81,207	$76,331

EDESA BIOTECH, INC. Notes to Consolidated Financial Statements For the Years Ended September 30, 2021 and 2020

Lease terms and discount rates were as follows:

	September 30, 2021	September 30, 2020
Remaining lease term (months):	15	27
Estimated incremental borrowing rate:	6.5%	6.5%

The approximate future minimum lease payments under operating leases at September 30, 2021 were as follows:

Year Ending
September 30, 2022	$82,942
September 30, 2023	20,736

Total lease payment	103,678
Less imputed interest	4,358

Present value of lease liabilities	99,320
Less current installments	78,808

Long-term lease liabilities excluding current installments	$20,512

Cash flow information was as follows:

	Years Ended
	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities, included in accounts payable and accrued liabilities on the Statements of Cash Flows	$81,209	$76,331

Other operating leases

The Company also leased facilities through its California subsidiary under two operating leases that expired in September 2020. The total rent under these leases included in general and administrative expenses was $201,421 for the year ended September 30, 2020. There was no rent under these leases during the year ended September 30, 2021.

7. Commitments

Research and other commitments

The Company has commitments for contracted research organizations who perform clinical trials for the Company’s ongoing clinical studies, other service providers and the drug substance acquired in connection with a license agreement. Aggregate future contractual payments at September 30, 2021 are as follows:

Year Ending
September 30, 2022	$3,315,000
September 30, 2023	201,000
September 30, 2024	57,000
September 30, 2025	38,000

$3,611,000

EDESA BIOTECH, INC. Notes to Consolidated Financial Statements For the Years Ended September 30, 2021 and 2020

License and royalty commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to certain know-how, patents and data relating to certain monoclonal antibodies (the Constructs), including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 5 for intangible assets. Under the license agreement, the Company is committed to payments of up to an aggregate amount of $356 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. The Company also has a commitment to pay royalties based on any net sales of products containing the Constructs in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No royalty or sublicensing payments were made to the third party during the year ended September 30, 2021. In connection with this license agreement and pursuant to a purchase agreement entered into in April 2020, the Company acquired drug substance of one of the Constructs for an aggregate purchase price of $5.0 million, payable in two future installments, the first when the Company is ready to initiate a Phase 2 trial and the second when the Company is ready to initiate a Phase 3 trial. A payment of $2.5 million was made for the drug substance during the year ended September 30, 2021. The remaining purchase commitment is included in the table above for the year ending September 30, 2022.

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know- how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.6 million. Upon divestiture of substantially all of the assets of the Company, the Company shall pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. No license or royalty payments were made to the third party during the years ended September 30, 2021 and 2020, respectively.

In March 2021, through its Ontario subsidiary, the Company entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement. For the year ended September 30, 2021, the Company recorded an expense of $212,000 as a result of meeting milestones outlined in the 2021 license agreement. The Company is committed to remaining payments of up to an aggregate amount of $69.1 million, primarily relating to future potential commercial approval and sales milestones. In addition, if the Company fails to file an investigational new drug application or foreign equivalent (IND) for the product within a certain period of time following the date of the agreement, the Company is required to remit to the inventor a fixed license fee annually as long as the requirement to file an IND remains unfulfilled.

Retirement savings plan 401(k) contributions

Executive officers and employees of our California subsidiary are eligible to receive the Company’s non-elective safe harbor employer contribution of 3% of eligible compensation under a 401(k) plan to provide retirement benefits. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were $23,786 and $11,936 during the years ended September 30, 2021 and 2020, respectively.

EDESA BIOTECH, INC. Notes to Consolidated Financial Statements For the Years Ended September 30, 2021 and 2020

8. Temporary Equity

Series A-1 Convertible Preferred Shares

As described in Note 5, in April 2020, the Company issued 250 convertible preferred shares valued at $2.5 million designated as Series A-1 Convertible Preferred Shares (the “Series A-1 Shares”) to acquire a license. The Series A-1 Shares had no par value, a stated value of $10,000 per share and ranked, with respect to redemption payments, rights upon liquidation, dissolution or winding-up of the Company, or otherwise, senior in preference and priority to the Company’s common shares.

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

Because the convertible preferred shares were redeemable outside the control of the Company, they were presented as temporary equity rather than permanent shareholders’ equity until they were converted or redeemed. At September 30, 2021 all 250 Series A-1 Shares have been converted to common shares.

Issued and outstanding Series A-1 Convertible Preferred Shares:

	Series A-1 Convertible Preferred Shares (#)	Series A-1 Convertible Preferred Shares
Balance - September 30, 2019	-	$-

Issuance of convertible preferred shares	250	2,500,000
Convertible preferred share issuance costs	-	(57,154)
Preferred return on convertible preferred shares	-	34,109

Balance - September 30, 2020	250	$2,476,955

Preferred return on convertible preferred shares	-	19,525
Conversion to common shares	(250)	(2,496,480)

Balance - September 30, 2021	-	$-

EDESA BIOTECH, INC. Notes to Consolidated Financial Statements For the Years Ended September 30, 2021 and 2020

9. Capital shares

Equity offerings

On March 2, 2021, the Company closed an underwritten offering of 1,562,500 common shares, no par value, at a price to the public of $6.40 per share less underwriting discounts and commissions. Gross proceeds from the offering amounted to $10,000,000. The Company granted to the underwriters a 30-day option to purchase up to an additional 234,375 common shares, which expired with no further shares issued. On the closing date the Company issued Underwriter Warrants to purchase an aggregate of up to 109,375 common shares at an exercise price of $8.00 per share, expiring on February 26, 2026.

The direct costs related to the issuance of the common shares were $1,106,625. These direct costs were recorded as an offset against gross proceeds. The Company also recorded the fair value of underwriter warrants in the amount of $407,022 as share-based compensation to non-employees under additional paid-in capital and an offset against gross proceeds.

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

Equity distribution agreements

On September 28, 2020, the Company entered into an equity distribution agreement with RBC Capital Markets, LLC (RBCCM), as sales agent, pursuant to which the Company could offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $9.2 million in gross cash proceeds. The distribution agreement was terminated on February 25, 2021. During the year ended September 30, 2021, 586,463 shares were sold under the distribution agreement, resulting in $3,749,542 in gross proceeds. The commissions and direct costs of the offering program totaled $325,199 and were recorded as an offset against gross proceeds. No shares were sold during the year ended September 30, 2020.

Subsequent to September 30, 2021, the Company entered into a new Equity Distribution Agreement with RBCCM, as sales agent, pursuant to which the company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $15 million in gross cash proceeds. RBCCM will use commercially reasonable efforts to sell the common shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the shares, and may at any time suspend sales under the distribution agreement or terminate the agreement in accordance with its terms. The total amount of cash that may be generated under this distribution agreement is uncertain and depends on a variety of factors, including market conditions and the trading price of the Company’s common shares.

Black-Scholes option valuation model

The Company uses the Black-Scholes option valuation model to determine the fair value of share-based compensation for share options and compensation warrants granted and the fair value of warrants issued. Option valuation models require the input of highly subjective assumptions including the expected price volatility. The Company calculates expected volatility based on historical volatility of the Company’s share price. When there is insufficient data available, the Company uses a peer group that is publicly traded to calculate expected volatility. The Company adopted interest-free rates by reference to the U.S. treasury yield rates. The Company calculated the fair value of share options granted based on the expected life of 5 years considering expected forfeitures during the option term of 10 years. Expected life of warrants is based on warrant terms. The Company did not and is not expected to declare any dividends. Changes in the subjective input assumptions can materially affect the fair value estimates, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s warrants and share options.

EDESA BIOTECH, INC. Notes to Consolidated Financial Statements For the Years Ended September 30, 2021 and 2020

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrant Shares (#)	Weighted Average Exercise Price
Balance - September 30, 2019	48,914	$11.19

Issued	1,705,758	4.47
Exercised	(761,951)	4.31

Balance - September 30, 2020	992,721	$4.92

Issued	109,375	8.00
Exercised	(381,650)	4.35

Balance - September 30, 2021	720,446	$5.69

The weighted average contractual life remaining on the outstanding warrants at September 30, 2021 is 25 months.

The following table summarizes information about the warrants outstanding at September 30, 2021:

Number of Warrants (#)	Exercise Prices	Expiry Dates
28,124	$15.90	May 2023
563,685	$4.80	July 2023
7,484	$4.81	June 2024
11,778	$3.20	January 2025
109,375	$8.00	February 2025
720,446

The fair value of warrants issued during the years ended September 30, 2021 and 2020 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Year Ended September 30, 2021	Year Ended September 30, 2020
	Underwriter Warrants	Class A Warrants	Class B Warrants	Placement Agent Warrants

Risk free interest rate	0.67%	1.61%	1.55%	1.61%
Expected life	5 years	3.5 years	0.83 years	5 years
Expected share price volatility	94.20%	103.81%	134.15%	101.89%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

EDESA BIOTECH, INC. Notes to Consolidated Financial Statements For the Years Ended September 30, 2021 and 2020

Share Options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the 2019 Plan) administered by the independent members of the Board of Directors. Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. The number of shares available for issuance under the 2019 Plan at September 30, 2021 is 2,625,951 including shares available for the exercise of outstanding options.

The Company’s 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price of each option is determined by the independent members of the Board of Directors.

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance - September 30, 2019	319,645	$3.39	$2.72

Granted	366,365	3.35	2.54
Exercised	(4,450)	2.60	1.91
Forfeited	(5,790)	2.73	2.03
Expired	(333)	145.20	145.20

Balance - September 30, 2020	675,437	$3.30	$2.56

Granted	1,145,000	6.21	4.65
Exercised	(19,746)	2.10	1.35
Forfeited	(22,566)	6.02	4.02
Expired	(1,906)	102.49	101.12

Balance - September 30, 2021	1,776,219	$5.06	$3.79

In October 2020 and April 2021, the independent members of the Board of Directors granted a total of 430,000 and 603,000 options, respectively, to directors, officers and employees of the Company pursuant to the 2019 Plan. The options have a term of 10 years and an exercise price equal to the Nasdaq closing price on the grant dates. Options granted for directors in April 2021 have monthly vesting in equal proportions over 12 months beginning on the grant date. Options granted for directors in October 2020 and all options for officers and current employees have monthly vesting in equal proportions over 36 months beginning on the grant date.

During the year ended September 30, 2021, the independent members of the Board of Directors granted a total of 112,000 options to new employees of the Company pursuant to the 2019 Plan. The options have a term of 10 years with vesting in equal proportions over 36 months beginning on the monthly anniversary of the grant date following 90 days of employment, and an exercise price equal to the Nasdaq closing price on the grant dates.

In February 2020, the independent members of the Board of Directors granted a total of 352,365 options to directors, officers and employees of the Company pursuant to the 2019 Plan. The options have a term of 10 years with 33% vesting on the grant date, with a pro rata amount of the balance vesting monthly for the next 36 months and an exercise price equal to the Nasdaq closing price on the grant date.

In September 2020, the independent members of the Board of Directors granted a total of 14,000 options to new employees of the Company pursuant to the 2019 Plan. The options have a term of 10 years with vesting in equal proportions over 36 months beginning on the monthly anniversary of the grant date following 90 days of employment, and an exercise price equal to the Nasdaq closing price on the grant date.

The aggregate intrinsic values of options outstanding at September 30, 2021 and 2020 were $4.46 million and $3.71 million, respectively. The aggregate intrinsic value of options exercised during the years ended September 30, 2021 and 2020 were $0.09 million and $0.01 million, respectively.

The weighted average contractual life remaining on the outstanding options at September 30, 2021 is 103 months.

EDESA BIOTECH, INC. Notes to Consolidated Financial Statements For the Years Ended September 30, 2021 and 2020

The following table summarizes information about the options under the 2019 Plan outstanding and exercisable at September 30, 2021:

Number of Options (#)	Exercisable at September 30, 2021 (#)	Range of Exercise Prices		Expiry Dates
214	214	C$	638.40	Nov 2021
238	238		$304.08	Dec 2022
3,499	3,499		$35.28 - 93.24	Sep 2023-Mar 2025
296,403	294,783	C$	2.16	Aug 2027-Dec 2028
335,365	229,248		$3.16	Feb 2030
429,000	142,652		$7.44 - 8.07	Sep 2030-Oct 2030
711,500	151,072		$5.25 - 5.74	Jan 2031-Sep 2031
1,776,219	821,706

The options exercisable at September 30, 2021 had a weighted average exercise price of $4.21, an intrinsic value of $2.93 million and a weighted average remaining life of 94 months. There were 954,513 options at September 30, 2021 that had not vested with a weighted average exercise price of $5.80 an intrinsic value of $1.53 million and a weighted average remaining life of 111 months.

The fair value of options granted during the years ended September 30, 2021 and 2020 was estimated using the Black-Scholes option valuation model using the following assumptions:

Years Ended
	September 30, 2021	September 30, 2020

Risk free interest rate	0.31% - 0.90%	0.28% - 1.45%
Expected life	5 years	5 years
Expected share price volatility	85.33% - 97.28%	94.42% - 104.14%
Expected dividend yield	0.00%	0.00%

The Company recorded $3,195,469 and $598,359 of share-based compensation expenses for the years ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the Company had approximately $2.18 million of unrecognized share-based compensation expense, which is expected to be recognized over a period of 36 months.

10. Reimbursement Grant Income and Receivable

Reimbursement grant income for the Company’s federal grant with the Canadian government’s Strategic Innovation Fund (SIF) is recorded based on the claim period. Claims during the year ended September 30, 2021 included reimbursement of eligible costs from the eligibility date in the SIF contribution agreement through September 30, 2021. At September 30, 2021, grant reimbursements receivable of $3,030,005 were included in accounts and other receivable.

EDESA BIOTECH, INC. Notes to Consolidated Financial Statements For the Years Ended September 30, 2021 and 2020

11. Income Tax

The reconciliation of the combined Canadian federal and provincial statutory income tax rate to the approximate effective tax rate is as follows:

	Years Ended
	September 30, 2021	September 30, 2020

Net loss before recovery of income taxes	$(13,342,350)	$(6,363,430)
Canadian federal and provincial statutory income tax rate	26.5%	26.5%

Expected income tax recovery	$(3,536,000)	$(1,686,000)
Permanent differences	847,000	159,000
Effect of foreign currency and foreign tax rate differences	(309,200)	23,800
Share issuance cost booked through equity or capitalization	(447,000)	(144,000)
Change in valuation allowance	3,446,000	1,648,000

Income tax (recovery) expense	$800	$800

Components of the net deferred tax asset or liability

Deferred taxes are provided as a result of temporary differences that arise due to the difference between the income tax values and the carrying amount of assets and liabilities. Approximate deferred tax assets and liabilities are as follows:

	September 30, 2021	September 30, 2020

Non-capital losses carried forward - Canada	$8,073,000	$4,881,000
Non-capital losses carried forward - U.S.	1,628,000	1,609,000
Research and development tax credits	1,294,000	1,253,000
Share issuance and financing costs	628,000	473,000
Operating lease liabilities	26,000	43,000
Other temporary differences	15,000	16,000

Subtotal	11,664,000	8,275,000
Less: valuation allowance	(11,620,000)	(8,173,000)

Total net deferred tax assets	$44,000	$102,000

Property and equipment	$(18,000)	$(17,000)
Operating lease right-of-use assets	(26,000)	(42,000)
Deferred share issuance costs	-	(43,000)

Total deferred tax liabilities	$(44,000)	$(102,000)

Net deferred taxes	$-	$-

EDESA BIOTECH, INC. Notes to Consolidated Financial Statements For the Years Ended September 30, 2021 and 2020

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

The approximate Canadian non-capital losses carried forward at September 30, 2021 expire as follows:

2025	C$	21,000
2026		56,000
2027		114,000
2028		233,000
2029		688,000
2030		860,000
2031		685,000
2032		673,000
2033		266,000
2034		1,708,000
2035		2,207,000
2036		2,216,000
2037		2,123,000
2038		3,714,000
2039		1,732,000
2040		7,046,000
2041		14,046,000

Total	C$	38,388,000

Share issuance and financing costs will be fully amortized in 2025.

The U.S. non-capital losses carried forward at September 30, 2021 totaled approximately $7,655,000, which do not expire for federal taxes. The U.S. state research and development tax credits carried forward at September 30, 2021 totaled approximately $619,000, which do not expire for state taxes.  The approximate U.S. state non-capital losses carried forward at September 30, 2021 expire as follows:

2039	$70,000
2040	150,000
2041	68,000

Total	$288,000

EDESA BIOTECH, INC. Notes to Consolidated Financial Statements For the Years Ended September 30, 2021 and 2020

12. Financial instruments

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

The Company follows the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The Company is also exposed to credit risk at period end from the carrying value of its cash and cash equivalents and accounts and other receivable. The Company manages this risk by maintaining bank accounts with Canadian Chartered Banks, U.S. banks believed to be credit worthy, U.S. Treasury Bills and money market mutual funds of U.S. government securities. The Company’s cash is not subject to any external restrictions. The Company assesses the collectability of accounts receivable through a review of the current aging, as well as an analysis of historical collection rates, general economic conditions and credit status of customers. Credit risk for reimbursement grant and HST refunds receivable are not considered significant since amounts are due from the Canadian government’s Strategic Innovation Fund (SIF) and the Canada Revenue Agency.

(c) Foreign exchange risk

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (FX) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At September 30, 2021, the Company and its Canadian subsidiary had assets denominated in Canadian dollars of approximately C$9.8 million and the U.S. dollar exchange rate as at this date was equal to 1.2711 Canadian dollars. Based on the exposure at September 30, 2021, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $773,000.

(d) Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. In meeting its liquidity requirements, the Company closely monitors its forecasted cash requirements with expected cash drawdown.

EDESA BIOTECH, INC. Notes to Consolidated Financial Statements For the Years Ended September 30, 2021 and 2020

13. Related party transactions

During the years presented, the Company incurred the following related party transactions:

•	During the years ended September 30, 2021 and 2020, the Company incurred rent expense of $81,000 and $76,000 from a company controlled by the Company's CEO, respectively. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties.

14. Subsequent events

On November 22, 2021, the Company entered into a new Equity Distribution Agreement with RBC Capital Markets, LLC (RBCCM), as sales agent, pursuant to which the company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $15 million in gross cash proceeds. Subsequently, 223,396 common shares were sold under the distribution agreement with RBCCM for gross proceeds of approximately $1.29 million.

