Form 10-Q
period 2021-12-31
Edesa Biotech, Inc.
filed 2022-02-14
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

 

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

As of February 11, 2022, the registrant had 13,775,254 common shares issued and outstanding.

EDESA BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended December 31, 2021

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

EDESA BIOTECH, INC.

Condensed Interim Consolidated Balance Sheets

	December 31, 2021	September 30, 2021

Assets:

Current assets:
Cash and cash equivalents	$5,880,749	$7,839,259
Accounts and other receivable	2,876,269	3,302,827
Prepaid expenses and other current assets	1,134,774	948,645

Total current assets	9,891,792	12,090,731

Non-current assets:
Property and equipment, net	16,529	14,989
Intangible asset, net	2,357,071	2,382,364
Operating lease right-of-use assets	77,964	96,571

Total assets	$12,343,356	$14,584,655

Liabilities and shareholders’ equity:

Current liabilities:
Accounts payable and accrued liabilities	$1,666,700	$1,379,842
Short-term operating lease liabilities	80,167	78,808

Total current liabilities	1,746,867	1,458,650

Non-current liabilities:

Long-term payables	47,244	47,202
Long-term operating lease liabilities	-	20,512

Total liabilities	1,794,111	1,526,364

Commitments (Note 5)

Shareholders’ equity:
Capital shares
Authorized unlimited common and preferred shares without par value
Issued and outstanding:
13,518,799 common shares (September 30, 2021 - 13,295,403)	36,116,225	34,887,721
Additional paid-in capital	5,480,739	4,871,461
Accumulated other comprehensive loss	(173,413)	(205,262)
Accumulated deficit	(30,874,306)	(26,495,629)

Total shareholders’ equity	10,549,245	13,058,291

Total liabilities and shareholders’ equity	$12,343,356	$14,584,655

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

EDESA BIOTECH, INC.

Condensed Interim Consolidated Statements of Operations

	Three Months Ended
	December 31, 2021	December 31, 2020

Expenses:
Research and development	3,951,046	1,379,654
General and administrative	1,210,677	1,234,148

Loss from Operations	(5,161,723)	(2,613,802)

Other Income (Loss):
Reimbursement grant income	780,257	-
Interest income	6,120	922
Foreign exchange loss	(3,331)	(24,732)

	783,046	(23,810)

Net Loss	(4,378,677)	(2,637,612)

Exchange differences on translation	31,849	103,427

Net Comprehensive Loss	$(4,346,828)	$(2,534,185)

Weighted average number of common shares	13,351,547	10,277,750

Loss per common share - basic and diluted	$(0.33)	$(0.26)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

EDESA BIOTECH, INC.

Condensed Interim Consolidated Statements of Cash Flows

	Three Months Ended
	December 31, 2021	December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(4,378,677)	$(2,637,612)
Adjustments for:
Depreciation and amortization	29,752	28,843
Share-based compensation	609,278	722,909
Changes in working capital items:
Accounts and other receivable	432,792	(75,127)
Prepaid expenses and other current assets	(186,584)	(377,308)
Accounts payable and accrued liabilities	285,825	(672,234)

Net cash used in operating activities	(3,207,614)	(3,010,529)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,140)	(1,135)

Net cash used in investing activities	(3,140)	(1,135)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares and warrants	1,287,167	1,026,528
Proceeds from exercise of warrants	-	995,038
Payments for issuance costs of common shares	(58,663)	(41,940)
Proceeds from borrowings	-	15,346

Net cash provided by financing activities	1,228,504	1,994,972

Effect of exchange rate changes on cash and cash equivalents	23,740	108,290

Net change in cash and cash equivalents	(1,958,510)	(908,402)
Cash and cash equivalents, beginning of period	7,839,259	7,213,695

Cash and cash equivalents, end of period	$5,880,749	$6,305,293

Supplemental Disclosure of Noncash Financing Activities:
Preferred shares converted from temporary equity to common shares	$-	$1,118,353

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

EDESA BIOTECH, INC.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity

	Shares #	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Three Months Ended December 31, 2021
Balance - September 30, 2021	13,295,403	$34,887,721	$4,871,461	$(205,262)	$(26,495,629)	$13,058,291

Issuance of common shares in equity offerings	223,396	1,287,167	-	-	-	1,287,167
Issuance costs	-	(58,663)	-	-	-	(58,663)
Share-based compensation	-	-	609,278	-	-	609,278
Net loss and comprehensive loss	-	-	-	31,849	(4,378,677)	(4,346,828)

Balance - December 31, 2021	13,518,799	$36,116,225	$5,480,739	$(173,413)	$(30,874,306)	$10,549,245

Three Months Ended December 31, 2020
Balance - September 30, 2020	9,615,119	$18,500,853	$1,550,480	$(287,204)	$(13,132,954)	$6,631,175

Issuance of common shares in equity offerings	169,753	1,026,528	-	-	-	1,026,528
Issuance costs	-	(60,983)	-	-	-	(60,983)
Issuance of common shares upon exercise of warrants	243,369	1,111,708	(116,670)	-	-	995,038
Conversion of convertible preferred shares	494,846	1,118,353	-	-	-	1,118,353
Preferred return on convertible preferred shares	-	-	-	-	(13,611)	(13,611)
Share-based compensation	-	-	722,909	-	-	722,909
Net loss and comprehensive loss	-	-	-	103,427	(2,637,612)	(2,534,185)

Balance - December 31, 2020	10,523,087	$21,696,459	$2,156,719	$(183,777)	$(15,784,177)	$7,885,224

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

2. Basis of Preparation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, which was filed with the Securities and Exchange Commission (SEC) on December 28, 2021.

The accompanying condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Edesa Biotech Research, Inc., an Ontario corporation, and Edesa Biotech USA, Inc., a California corporation in the U.S. All intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2022.

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

Functional and reporting currencies

The consolidated financial statements of the Company are presented in U.S. dollars, unless otherwise stated, which is the functional currency of the Company and its U.S. subsidiary. The functional currency of the Company’s Canadian subsidiary, as determined by management, is Canadian dollars.

EDESA BIOTECH, INC.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

3. Intangible Assets

Acquired License

In April 2020, the Company entered into a license agreement with a pharmaceutical development company to obtain exclusive world-wide rights to know-how, patents and data relating to certain monoclonal antibodies (“the Constructs”), including sublicensing rights. Unless earlier terminated, the term of the license agreement will remain in effect for 25 years from the date of first commercial sale of licensed products containing the Constructs. Subsequently, the license agreement will automatically renew for five-year periods unless either party terminates the agreement in accordance with its terms.

Under the license agreement, the Company is exclusively responsible, at its expense, for the research, development, manufacture, marketing, distribution and commercialization of the Constructs and licensed products and to obtain all necessary licenses and rights. The Company is required to use commercially reasonable efforts to develop and commercialize the Constructs in accordance with the terms of a development plan established by the parties.

The Company has determined that the license has multiple alternative future uses in research and development projects and sublicensing in other countries or for other disease indications. The value of the acquired license is recorded as an intangible asset with amortization over the estimated useful life of 25 years and evaluation for impairment at the end of each reporting period.

The required upfront license payment of $2.5 million was paid by issuance of Series A-1 Convertible Preferred Shares which were subsequently converted to common shares. The value of the license includes acquisition legal costs. See Note 5 for license commitments.

Intangible assets, net consisted of the following:

	December 31, 2021	September 30, 2021

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(172,412)	(147,119)

Total intangible assets, net	$2,357,071	$2,382,364

Amortization expense amounted to $0.03 million for each of the three months ended December 31, 2021, and 2020.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2022	$75,879
September 30, 2023	101,172
September 30, 2024	101,172
September 30, 2025	101,172
September 30, 2026	101,172
Thereafter	1,876,504

$2,357,071

EDESA BIOTECH, INC.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

4. Related Party Operating Lease

The Company leases facilities used for executive offices from a company controlled by the Company’s CEO for a six-year term through December 2022, with options to renew for another two-year term. The option period is not included in the operating lease right-of-use assets and liabilities.

The components of lease cost were as follows:

	Three Months Ended
	December 31, 2021	December 31, 2020
Operating lease cost, included in general and administrative on the Statements of Operations	$20,353	$19,688

Lease terms and discount rates were as follows:

	December 31, 2021	September 30, 2021
Remaining lease term (months):	12	15
Estimated incremental borrowing rate:	6.5%	6.5%

The approximate future minimum lease payments under operating leases at December 31, 2021 were as follows:

Year Ending
September 30, 2022	$62,263
September 30, 2023	20,754

Total lease payment	83,017
Less imputed interest	2,850

Present value of lease liabilities, short-term	$80,167

Cash flow information was as follows:

	Three Months Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities, included in accounts payable and accrued liabilities on the Statements of Cash Flows	$20,354	$19,688

EDESA BIOTECH, INC.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

5. Commitments

Research and other commitments

The Company has commitments for contracted research organizations that perform clinical trials for the Company’s ongoing clinical studies, other service providers and the drug substance acquired in connection with a license agreement. Aggregate future contractual payments at December 31, 2021 are as follows:

Year Ending
September 30, 2022	$3,889,000
September 30, 2023	228,000
September 30, 2024	75,000
September 30, 2025	12,000

$4,204,000

License and royalty commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to certain know-how, patents and data relating to certain monoclonal antibodies (“the Constructs”), including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 3 for intangible assets. Under the license agreement, the Company recorded an expense of $3.5 million as a result of meeting a milestone during the year ended September 30, 2021 and is committed to remaining payments of up to an aggregate amount of $352.5 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. The Company also has a commitment to pay royalties based on any net sales of products containing the Constructs in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No royalty or sublicensing payments were made to the third party during the three months ended December 31, 2021 and 2020.

In connection with this license agreement and pursuant to a purchase agreement entered into in April 2020, the Company acquired drug substance of one of the Constructs for an aggregate purchase price of $5.0 million, payable in two future installments based on the earlier of certain clinical trial progress or fixed dates. A payment of $2.5 million was made for the drug substance during the year September 30, 2021. The remaining purchase commitment is included in the table above for the year ending September 30, 2022.

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.6 million. Upon divestiture of substantially all of the assets of the Company, the Company shall pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. No milestone, license or royalty payments were made to the third party during the three months ended December 31, 2021 and 2020.

In March 2021, through its Ontario subsidiary, the Company entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement. For the three months ended December 31, 2021, the Company recorded an expense of $0.03 million as a result of meeting milestones outlined in the 2021 license agreement. The Company is committed to remaining payments of up to an aggregate amount of $68.9 million, primarily relating to future potential commercial approval and sales milestones. In addition, if the Company fails to file an investigational new drug application or foreign equivalent (“IND”) for the product within a certain period of time following the date of the agreement, the Company is required to remit to the inventor a fixed license fee annually as long as the requirement to file an IND remains unfulfilled.

EDESA BIOTECH, INC.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

6. Capital Shares

Equity offerings

On March 2, 2021, the Company closed an underwritten offering of 1,562,500 common shares, no par value, at a price to the public of $6.40 per share less underwriting discounts and commissions. Gross proceeds from the offering amounted to $10.0 million. The Company granted to the underwriters a 30-day option to purchase up to an additional 234,375 common shares, which expired with no further shares issued. On the closing date the Company issued underwriter warrants to purchase an aggregate of up to 109,375 common shares at an exercise price of $8.00 per share, expiring on February 26, 2026.

The direct costs related to the issuance of the common shares were $1.11 million. These direct costs were recorded as an offset against gross proceeds. The Company also recorded the fair value of underwriter warrants in the amount of $0.41 million as share-based compensation to non-employees under additional paid-in capital and an offset against gross proceeds.

Equity distribution agreements

On November 22, 2021, the Company entered into an equity distribution agreement with RBC Capital Markets, LLC (RBCCM), as sales agent. On December 28, 2021, the Company reset the size of the at-the-market equity offering program with RBCCM, such that the Company may offer and sell, from time to time, common shares having an aggregate offering price of up to $10.7 million in gross cash proceeds. RBCCM will use commercially reasonable efforts to sell the common shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the shares, and may at any time suspend sales under the distribution agreement or terminate the agreement in accordance with its terms. The total amount of cash that may be generated under this distribution agreement is uncertain and depends on a variety of factors, including market conditions and the trading price of the Company’s common shares. During the three months ended December 31, 2021, 223,396 common shares were sold under the distribution agreement, resulting in $1.29 million in gross proceeds. The commissions and direct costs of the offering program totaled approximately $0.06 million and were recorded as an offset against gross proceeds.

EDESA BIOTECH, INC.

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

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrant Shares (#)	Weighted Average Exercise Price

Balance – September 30, 2020	992,721	$4.92

Issued	109,375	8.00
Exercised	(381,650)	4.35

Balance – December 31, 2021 and September 30, 2021	720,446	$5.69

The weighted average contractual life remaining on the outstanding warrants at December 31, 2021 is 22 months.

The following table summarizes information about the warrants outstanding at December 31, 2021:

Number of Warrants (#)	Exercise Prices	Expiry Dates
28,124	$15.90	May 2023
563,685	$4.80	July 2023
7,484	$4.81	June 2024
11,778	$3.20	January 2025
109,375	$8.00	February 2025
720,446

EDESA BIOTECH, INC.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

There were no warrants issued during the three months ended December 31, 2021 and 2020.

Share Options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the “2019 Plan”) administered by the independent members of the Board of Directors, which amended and restated the 2017 Incentive Compensation Plan (the “2017 Plan”). Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. The number of shares available for issuance under the 2019 Plan is 849,946 including shares available for the exercise of outstanding options under the 2017 Plan.

The Company's 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price of each option is determined by the independent members of the Board of Directors.

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance – September 30, 2020	675,437	$3.30	$2.56

Granted	1,145,000	6.21	4.65
Exercised	(19,746)	2.10	1.35
Forfeited	(22,566)	6.02	4.02
Expired	(1,906)	102.49	101.12

Balance – September 30, 2021	1,776,219	$5.06	$3.79

Expired	(214)	502.68	477.65

Balance – December 31, 2021	1,776,005	$5.00	$3.73

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

The weighted average contractual life remaining on the outstanding options at December 31, 2021 is 100 months.

EDESA BIOTECH, INC.

Notes to Condensed Interim Consolidated Financial Statements (Unaudited)

The following table summarizes information about the options under the 2019 Plan outstanding and exercisable at December 31, 2021:

Number of Options (#)	Exercisable at December 31, 2021 (#)	Range of Exercise Prices		Expiry Dates
238	238		$304.08	Dec 2022
3,499	3,499		$35.28 - 93.24	Sep 2023-Mar 2025
296,403	296,403	C$	2.16	Aug 2027-Dec 2028
335,365	247,971		$3.16	Feb 2030
429,000	178,412		$7.44 - 8.07	Sep 2030-Oct 2030
711,500	230,177		$5.25 - 5.65	Jan 2031-Sep 2031
1,776,005	956,700

The fair value of options granted during the three months ended December 31, 2020 was estimated using the Black-Scholes option valuation model using the following assumptions:

Three Months Ended December 31, 2020

Risk free interest rate	0.31%
Expected life	5 years
Expected share price volatility	97.28%
Expected dividend yield	0.00%

There were no options granted during the three months ended December 31, 2021.

The Company recorded $0.61 million and $0.72 million of share-based compensation expenses for the three months ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company had approximately $1.57 million of unrecognized share-based compensation expense, which is expected to be recognized over a period of 35 months.

7. Reimbursement Grant Income and Receivable

Reimbursement grant income for the Company’s federal grant with the Canadian government’s Strategic Innovation Fund (SIF) is recorded based on the claim period of eligible costs. At December 31, 2021, grant reimbursements receivable of $2,629,060 were included in accounts and other receivable.

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

The Company is also exposed to credit risk at period end from the carrying value of its cash and cash equivalents and accounts and other receivable. The Company manages this risk by maintaining bank accounts with Canadian Chartered Banks, U.S. banks believed to be credit worthy and money market mutual funds of U.S. government securities. The Company’s cash is not subject to any external restrictions. The Company assesses the collectability of accounts receivable through a review of the current aging, as well as an analysis of historical collection rates, general economic conditions and credit status of customers. Credit risk for reimbursement grant and HST refunds receivable are not considered significant since amounts are due from the Canadian government’s Strategic Innovation Fund (SIF) and the Canada Revenue Agency.

(c) Foreign exchange risk

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (“FX”) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At December 31, 2021, the Company and its Canadian subsidiary had assets denominated in Canadian dollars of approximately C$7.3 million and the U.S. dollar exchange rate as at this date was equal to 1.27 Canadian dollars. Based on the exposure at December 31, 2021, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $575,000.

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

10. Related Party Transactions

During the three months ended December 31, 2021 and 2020, the Company incurred rent expense of $0.2 million each period from a company controlled by the Company’s CEO. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties.

11. Subsequent Events

Subsequent to December 31, 2021 and through January 28, 2021, 256,455 common shares were sold under the equity distribution agreement with RBCCM, resulting in $1.19 million in gross proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of December 31, 2021 and our audited consolidated financial statements for the year ended September 30, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 28, 2021.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended September 30, 2021 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of December 31, 2021 and September 30, 2021, and for the three months ended December 31, 2021 and 2020 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing clinical-stage drugs for inflammatory and immune-related diseases with clear unmet medical needs. Our two lead product candidates, EB05 and EB01, are in later stage clinical studies.

EB05 is a monoclonal antibody therapy that we are developing as a treatment for Acute Respiratory Distress Syndrome (ARDS) in COVID-19 patients. ARDS is a life-threatening form of respiratory failure, and the leading cause of death among COVID-19 patients. ARDS can be also caused by bacterial pneumonia, sepsis, chest injury and other causes. Specifically, EB05 inhibits toll-like receptor 4 (TLR4), a key immune signaling protein and an important mediator of inflammation that has been shown to be activated by SARS-COV2 as well as other respiratory infections such as influenza. In multiple third-party studies, high serum levels of alarmins (damage signaling molecules) that bind to and activate TLR4 are associated with poor outcomes and disease progression in COVID-19 patients. Since EB05 has demonstrated the ability to block signaling irrespective of the presence or concentration of the various molecules that frequently bind with TLR4, we believe that EB05 could ameliorate TLR4-mediated inflammation cascades in ARDS patients, thereby reducing lung injury, ventilation rates and mortality. In September 2021, an independent data and safety monitoring board pre-emptively unblinded the Phase 2 part of a Phase 2/3 study of EB05 in hospitalized COVID-19 patients and identified "a clinically important" mortality benefit. The monitoring board further recommended continuation of the study into a Phase 3 confirmatory trial. The Phase 2 part of the study was funded primarily by a $11 million (C$14 million) reimbursement grant that was awarded by the Canadian government’s Strategic Innovation Fund (SIF) following a multi-disciplinary technical review of our drug technology and plans.

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

Recent Developments

EB05 Clinical Study in Hospitalized COVID-19 Patients

During the quarter, Health Canada authorized the study design of the Phase 3 part of our Phase 2/3 study evaluating EB05 in hospitalized COVID-19 patients. Under the amended study protocol, we plan to assess the efficacy and safety of EB05 among critically ill COVID-19 patients receiving extracorporeal membrane oxygenation (ECMO) and/or invasive mechanical ventilation plus organ support (IMV+), defined as Level 7 on the World Health Organization's COVID-19 Severity Scale. The amended trial protocol design calls for approximately 315 evaluable subjects. We have filed similar protocol amendments with the U.S. Food and Drug Administration (FDA) as well as other jurisdictions. In the U.S., the company is currently in discussions with the FDA on the design of the final Phase 3 protocol.

Results of Operations

Comparison of the Three Months Ended December 31, 2021 and 2020

Total operating expenses increased by $2.55 million to $5.16 million for the three months ended December 31, 2021 compared to $2.61 million for the same period last year:

•	Research and development expenses increased by $2.57 million to $3.95 million for the three months ended December 31, 2021 compared to $1.38 million for the same period last year primarily due to increased external research expenses related to our ongoing clinical studies, increased investigational drug product expenses, higher salary and related personnel expenses due to increased headcount and higher patent fees, which were partially offset by a decrease in noncash share-based compensation.
•	General and administrative expenses decreased by $0.02 million to $1.21 million for the three months ended December 31, 2021 compared to $1.23 million for the same period last year primarily as a result of decreased noncash share-based compensation, which was partially offset by higher insurance, and legal and other professional service fees.

Total other income (loss) increased by $0.80 million to an overall gain of $0.78 million for the three months ended December 31, 2021 compared to an overall loss of $0.02 million for the same period last year primarily due to increased grant income under our federal reimbursement grant with the Canadian government’s Strategic Innovation Fund.

For the three months ended December 31, 2021, our net loss was $4.38 million, or $0.33 per common share, compared to a net loss of $2.64 million, or $0.26 per common share, for the three months ended December 31, 2020.

Capital Expenditures

Our capital expenditures primarily consist of computer and office equipment. There were no significant capital expenditures for the three months ended December 31, 2021 and 2020.

Liquidity and Capital Resources

As a clinical-stage company we have not generated significant revenue, and we expect to incur operating losses as we continue our efforts to acquire, develop, seek regulatory approval for and commercialize product candidates and execute on our strategic initiatives. Our operations have historically been funded through issuances of common shares, exercises of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. For the three-month periods ended December 31, 2021 and 2020, we reported net losses of $4.38 million and $2.64 million, respectively.

Under our contribution agreement with the Canadian government’s Strategic Innovation Fund (SIF), we are eligible to receive cash reimbursements up to C$14.05 million (approximately $11 million USD) in the aggregate for certain research and development expenses related to our EB05 clinical development program. For the year ended September 30, 2021, we recorded $10.34 million in grant income, and for the three months ended December 31, 2021, we recorded $0.78 million in grant income.

On November 22, 2021, we entered into an equity distribution agreement with RBC Capital Markets, LLC (RBCCM), as sales agent, pursuant to which we may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $15.0 million in gross cash proceeds. RBCCM will use commercially reasonable efforts to sell the common shares from time to time, based upon our instructions. We have no obligation to sell any of the shares, and may at any time suspend sales under the distribution agreement or terminate the agreement in accordance with its terms. The total amount of cash that may be generated under this distribution agreement is uncertain and depends on a variety of factors, including market conditions and the trading price of our common shares. During the three months ended December 31, 2021, 223,396 common shares were sold under the distribution agreement, resulting in $1.29 million in gross proceeds. The commissions and direct costs of the offering program totaled $0.06 million and were recorded as an offset against gross proceeds. On December 28, 2021, we reset the size of the at-the-market equity offering program with RBCCM, such that we may offer and sell, from time to time, common shares having an aggregate offering price of up to $10.7 million.

On March 2, 2021, we completed a registered public offering of an aggregate of 1,562,500 common shares, no par value, of the Company at an offering price of $6.40 per share for net proceeds of $8.89 million, after deducting underwriter fees and related offering expenses.

For the year ended September 30, 2021, the exercise of warrants and options as well as sales under an equity distribution agreement with RBCCM resulted in the issuance of 987,859 common shares and net cash proceeds to the Company of $5.12 million.

At December 31, 2021, we had cash and cash equivalents of $5.88 million, working capital of $8.14 million, shareholders’ equity of $10.55 million and an accumulated deficit of $30.87 million. Subsequent to December 31, 2021, we sold 256,455 common shares under the current distribution agreement with RBCCM for gross proceeds of approximately $1.19 million.

We plan to finance company operations over the course of the next twelve months with cash and cash equivalents on hand, equity sales under the at-the-market offering program and reimbursements of eligible research and development expenses under our contribution agreement with the Canadian government. Management has flexibility to adjust this timeline by making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations in the future, we are planning to seek additional financing through government grants, equity sales, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. There is approximately $9.51 million available under the current equity distribution agreement with RBCCM. If we determine it is advisable to raise additional funds, there is no assurance that adequate funding will be available to us or, if available, that such funding will be available on terms that we or our shareholders view as favorable. Market volatility, inflation and concerns related to the COVID-19 pandemic may have a significant impact on the availability of funding sources and the terms at which any funding may be available.

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

Research and development expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Our research and development costs were $3.95 million and $1.38 million for the three months ended December 31, 2021 and 2020, respectively. The increase was due primarily to increased activities and preparations related to the ongoing Phase 2/Phase 3 clinical study of our EB05 drug candidate.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of December 31, 2021, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the Securities and Exchange Commission on December 28, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

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

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

EDESA BIOTECH, INC.

Date: February 14, 2022	/s/ Kathi Niffenegger
Kathi Niffenegger Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

