Form 10-Q
period 2022-03-31
Edesa Biotech, Inc.
filed 2022-05-13
CIK 1540159

UNITED STATES

ONG>SECURITIES AND EXCHANGE COMMISSIONONG>

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-37619

EDESA BIOTECH, INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Spy Court, Markham, Ontario, Canada L3R 5H6	(289) 800-9600
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, without par value	EDSA	The Nasdaq Stock Market LLC

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

As of May 12, 2022, the registrant had 15,462,287 common shares issued and outstanding.

EDESA BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2022

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Edesa Biotech, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	September 30, 2021

Assets:

Current assets:
Cash and cash equivalents	$15,887,199	$7,839,259
Accounts and other receivable	1,249,371	3,302,827
Prepaid expenses and other current assets	863,319	948,645

Total current assets	17,999,889	12,090,731

Non-current assets:
Property and equipment, net	16,093	14,989
Intangible asset, net	2,331,778	2,382,364
Right-of-use assets	59,863	96,571

Total assets	$20,407,623	$14,584,655

Liabilities and shareholders' equity:

Current liabilities:
Accounts payable and accrued liabilities	$3,273,699	$1,379,842
Lease obligations on right-of-use assets	61,541	78,808

Total current liabilities	3,335,240	1,458,650

Non-current liabilities:

Long-term payables	47,970	47,202
Long-term lease obligations on right-of-use assets	-	20,512

Total liabilities	3,383,210	1,526,364

Commitments (Note 5)

Shareholders' equity:
Capital shares
Authorized unlimited common and preferred shares without par value
Issued and outstanding:
15,462,287 common shares (September 30, 2021 - 13,295,403)	40,264,080	34,887,721
Additional paid-in capital	12,364,302	4,871,461
Accumulated other comprehensive loss	(160,347)	(205,262)
Accumulated deficit	(35,443,622)	(26,495,629)

Total shareholders' equity	17,024,413	13,058,291

Total liabilities and shareholders' equity	$20,407,623	$14,584,655

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

Expenses:
Research and development	3,042,815	7,975,304	6,993,861	9,354,958
General and administrative	1,532,416	1,535,127	2,743,093	2,769,275

	4,575,231	9,510,431	9,736,954	12,124,233

Loss from Operations	(4,575,231)	(9,510,431)	(9,736,954)	(12,124,233)

Other Income (Loss):
Reimbursement grant income	-	7,170,465	780,257	7,170,465
Interest income	3,748	747	9,868	1,669
Foreign exchange gain (loss)	2,967	80,032	(364)	55,300

	6,715	7,251,244	789,761	7,227,434

Loss before income taxes	(4,568,516)	(2,259,187)	(8,947,193)	(4,896,799)

Income tax expense	800	800	800	800

Net Loss	(4,569,316)	(2,259,987)	(8,947,993)	(4,897,599)

Exchange differences on translation	13,066	(10,480)	44,915	92,947

Net Comprehensive Loss	$(4,556,250)	$(2,270,467)	$(8,903,078)	$(4,804,652)

Weighted average number of common shares	13,867,345	11,641,201	13,610,164	10,894,441

Loss per common share - basic and diluted	$(0.33)	$(0.19)	$(0.66)	$(0.45)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31, 2022	March 31, 2021

Cash Flows from Operating Activities:
Net loss	$(8,947,993)	$(4,897,599)
Adjustments for:
Depreciation and amortization	59,633	58,647
Share-based compensation	1,239,286	1,190,347
Changes in working capital items:
Accounts and other receivable	2,068,473	(7,564,714)
Prepaid expenses and other current assets	97,209	(1,928,522)
Accounts payable and accrued liabilities	1,859,124	2,951,784

Net cash used in operating activities	(3,624,268)	(10,190,057)

Cash Flows from Investing Activities:
Purchase of property and equipment	(4,339)	(4,098)

Net cash used in investing activities	(4,339)	(4,098)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares and warrants	11,957,567	12,793,591
Proceeds from exercise of warrants	-	1,467,536
Proceeds from exercise of share options	-	26,079
Payments for issuance costs of common shares and warrants	(327,653)	(349,408)

Net cash provided by financing activities	11,629,914	13,937,798

Effect of exchange rate changes on cash and cash equivalents	46,633	8,856

Net change in cash and cash equivalents	8,047,940	3,752,499
Cash and cash equivalents, beginning of period	7,839,259	7,213,695

Cash and cash equivalents, end of period	$15,887,199	$10,966,194

Supplemental Disclosure of Noncash Financing Activities:
Preferred shares converted from temporary equity to common shares	$-	$2,496,480
Issuance costs withheld from gross proceeds from issuance of common shares and warrants	393,461	955,950
Fair value of placement agent/underwriter warrants	408,059	407,023

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Shares #	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Three Months Ended March 31, 2022
Balance - December 31, 2021	13,518,799	$36,116,225	$5,480,739	$(173,413)	$(30,874,306)	$10,549,245

Issuance of common shares and warrants in equity offering	1,943,488	4,952,013	6,702,293	-	-	11,654,306
Issuance costs including fair value of placement agent warrants	-	(804,158)	(448,738)	-	-	(1,252,896)
Share-based compensation	-	-	630,008	-	-	630,008
Net loss and comprehensive loss	-	-	-	13,066	(4,569,316)	(4,556,250)

Balance - March 31, 2022	15,462,287	$40,264,080	$12,364,302	$(160,347)	$(35,443,622)	$17,024,413

Three Months Ended March 31, 2021
Balance - December 31, 2020	10,523,087	$21,696,459	$2,156,719	$(183,777)	$(15,784,177)	$7,885,224

Issuance of common shares and warrants in equity offering	1,979,210	12,723,013	-	-	-	12,723,013
Issuance costs including fair value of underwriter warrants	-	(1,810,237)	407,023	-	-	(1,403,214)
Issuance of common shares upon exercise of warrants	98,437	570,228	(97,731)	-	-	472,497
Issuance of common shares upon exercise of share options	10,746	45,047	(18,968)	-	-	26,079
Preferred return on convertible preferred shares	-	-	-	-	(5,914)	(5,914)
Conversion of convertible preferred shares	635,079	1,378,127	-	-	-	1,378,127
Share-based compensation	-	-	467,439	-	-	467,439
Net loss and comprehensive loss	-	-	-	(10,480)	(2,259,987)	(2,270,467)

Balance - March 31, 2021	13,246,559	$34,602,637	$2,914,482	$(194,257)	$(18,050,078)	$19,272,784

Six Months Ended March 31, 2022
Balance - September 30, 2021	13,295,403	$34,887,721	$4,871,461	$(205,262)	$(26,495,629)	$13,058,291

Issuance of common shares and warrants in equity offering	2,166,884	6,239,180	6,702,293	-	-	12,941,473
Issuance costs including fair value of placement agent warrants	-	(862,821)	(448,738)	-	-	(1,311,559)
Share-based compensation	-	-	1,239,286	-	-	1,239,286
Net loss and comprehensive loss	-	-	-	44,915	(8,947,993)	(8,903,078)

Balance - March 31, 2022	15,462,287	$40,264,080	$12,364,302	$(160,347)	$(35,443,622)	$17,024,413

Six Months Ended March 31, 2021
Balance - September 30, 2020	9,615,119	$18,500,853	$1,550,480	$(287,204)	$(13,132,954)	$6,631,175

Issuance of common shares and warrants in equity offering	2,148,963	13,749,541	-	-	-	13,749,541
Issuance costs including fair value of underwriter warrants	-	(1,871,220)	407,023	-	-	(1,464,197)
Issuance of common shares upon exercise of warrants	341,806	1,681,936	(214,400)	-	-	1,467,536
Issuance of common shares upon exercise of share options	10,746	45,047	(18,968)	-	-	26,079
Preferred return on convertible preferred shares	-	-	-	-	(19,525)	(19,525)
Conversion of convertible preferred shares	1,129,925	2,496,480	-	-	-	2,496,480
Share-based compensation	-	-	1,190,347	-	-	1,190,347
Net loss and comprehensive loss	-	-	-	92,947	(4,897,599)	(4,804,652)

Balance - March 31, 2021	13,246,559	$34,602,637	$2,914,482	$(194,257)	$(18,050,078)	$19,272,784

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

2. Basis of Preparation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These unaudited condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, which was filed with the Securities and Exchange Commission (SEC) on December 28, 2021.

The accompanying unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Edesa Biotech Research, Inc., an Ontario corporation, and Edesa Biotech USA, Inc., a California corporation in the U.S. All intercompany balances and transactions have been eliminated on consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three and six months ended March 31, 2022 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2022.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period or year. Actual results could differ from those estimates. Areas where significant judgment is involved in making estimates are valuation of accounts and other receivable; valuation and useful lives of property and equipment; intangible assets; right-of-use assets; deferred income taxes; the determination of fair value of share-based compensation; the determination of fair value of warrants in order to allocate proceeds from equity issuances; and forecasting future cash flows for assessing the going concern assumption.

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

Intangible assets, net consisted of the following:

	March 31, 2022	September 30, 2021

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(197,705)	(147,119)

Total intangible assets, net	$2,331,778	$2,382,364

Amortization expense amounted to $0.25 million for each of the three months ended March 31, 2022 and 2021 and $0.51 million for each of the six months ended March 31, 2022 and 2021.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2022	$50,586
September 30, 2023	101,172
September 30, 2024	101,172
September 30, 2025	101,172
September 30, 2026	101,172
Thereafter	1,876,504

$2,331,778

4.  Lease with Related Party

The Company leases facilities used for executive offices from a company controlled by the Company’s CEO for a six-year term through December 2022, with options to renew for another two-year term. The option period is not included in the right-of-use assets and related lease obligation.

The components of lease cost were as follows:

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Operating lease cost, included in general and administrative on the Statements of Operations	$20,255	$20,253	$40,608	$39,941

Lease terms and discount rates were as follows:

	March 31, 2022	September 30, 2021
Remaining lease term (months):	9	15
Estimated incremental borrowing rate:	6.5%	6.5%

The approximate future minimum lease payments under operating leases at March 31, 2022 were as follows:

Year Ending
September 30, 2022	$42,146
September 30, 2023	21,073

Total lease payment	63,219
Less imputed interest	1,679

Present value of lease liabilities, short-term	$61,540

Cash flow information was as follows:

	Six Months Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities, included in accounts payable and accrued liabilities on the Statements of Cash Flows	$40,610	$39,942

5.   Commitments

Research and other commitments

The Company has commitments for contracted research organizations that perform clinical trials for the Company’s ongoing clinical studies, other service providers and the drug substance acquired in connection with a license agreement. Aggregate future contractual payments at March 31, 2022 are as follows:

Year Ending
September 30, 2022	$3,871,000
September 30, 2023	371,000
September 30, 2024	75,000
September 30, 2025	16,000

$4,333,000

License and royalty commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to certain know-how, patents and data relating to certain monoclonal antibodies (“the Constructs”), including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 3 for intangible assets. Under the license agreement, the Company recorded an expense of $3.5 million as a result of meeting a milestone during the three and six months ended March 31, 2021 and is committed to remaining payments of up to an aggregate amount of $352.5 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. No milestone payments were made to the third party during the three and six months ended March 31, 2022. The Company also has a commitment to pay royalties based on any net sales of products containing the Constructs in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No royalty or sublicensing payments were made to the third party during the three and six months ended March 31, 2022 and 2021.

In connection with this license agreement and pursuant to a purchase agreement entered into in April 2020, the Company acquired drug substance of one of the Constructs for an aggregate purchase price of $5.0 million, payable in two future installments based on the earlier of certain clinical trial progress or fixed dates. A payment of $2.5 million was made for the drug substance during the three and six months ended March 31, 2021. No payments for drug substance were made during the three and six months ended March 31, 2022.

The remaining purchase commitment is included in the table above for the year ending September 30, 2022.

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.6 million. Upon divestiture of substantially all of the assets of the Company, the Company shall pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. No milestone, license or royalty payments were made to the third party during the three and six months ended March 31, 2022 and 2021.

In March 2021, through its Ontario subsidiary, the Company entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement. The Company recorded an expense of $0.11 million as a result of meeting milestones outlined in the 2021 license agreement for the three months ended March 31, 2021 and $0.03 and $0.11 for the six months ended March 31, 2022 and 2021, respectively. No milestones were met during the three months ended March 31, 2022. The Company is committed to remaining payments of up to an aggregate amount of $68.9 million, primarily relating to future potential commercial approval and sales milestones. In addition, if the Company fails to file an investigational new drug application or foreign equivalent (“IND”) for the product within a certain period of time following the date of the agreement, the Company is required to remit to the inventor a fixed license fee annually as long as the requirement to file an IND remains unfulfilled.

6.  Capital Shares

Equity offerings

On March 24, 2022, the Company completed a registered direct offering of 1,540,000 common shares, no par value, and pre-funded warrants to purchase up to an aggregate of 1,199,727 common shares. In a concurrent private placement, the Company issued common share purchase warrants to purchase an aggregate of up to 2,739,727 common shares. Aggregate gross proceeds to the Company were approximately $10.0 million.

The common share purchase warrants were immediately exercisable at an exercise price of $3.52 per share and will expire on September 24, 2027.  The pre-funded warrants were immediately exercisable at an exercise price of $0.0001 per share and do not expire. In connection with the offering, the Company also issued warrants to purchase an aggregate of 191,780 common shares to certain affiliated designees of the placement agent as part of the placement agent’s compensation. The placement agent warrants are exercisable on or after March 24, 2022, at an exercise price of $4.5625 per share, and will expire on March 21, 2027.

The direct costs related to the issuance of the common shares and warrants were $0.99 million. These direct costs were recorded as an offset against gross proceeds. The warrants are considered contracts on the Company’s own shares and are classified as equity. The Company allocated gross proceeds with $5.87 million as the value of common shares and pre-funded warrants and $4.13 million as the value of common share purchase warrants under additional paid-in capital in the unaudited condensed interim consolidated statements of changes in shareholders’ equity on a relative fair value basis. The Company also recorded the fair value of underwriter warrants in the amount of $0.41 million as share-based compensation to non-employees under additional paid-in capital and an offset against gross proceeds.

On March 2, 2021, the Company closed an underwritten offering of 1,562,500 common shares, no par value, at a price to the public of $6.40 per share less underwriting discounts and commissions. Gross proceeds from the offering amounted to $10.0 million. The Company granted to the underwriters a 30-day option to purchase up to an additional 234,375 common shares, which expired with no further shares issued. On the closing date, the Company issued underwriter warrants to purchase an aggregate of up to 109,375 common shares at an exercise price of $8.00 per share, expiring on February 26, 2026. The direct costs related to the issuance of the common shares were $0.99 million. These direct costs were recorded as an offset against gross proceeds. The Company also recorded the fair value of underwriter warrants in the amount of $0.41 million as share-based compensation to non-employees under additional paid-in capital and an offset against gross proceeds.

Equity distribution agreements

On November 22, 2021, the Company entered into an equity distribution agreement with RBC Capital Markets, LLC (RBCCM), as sales agent. Pursuant to the terms of the agreement, as amended March 4, 2022, the Company could offer and sell common shares having an aggregate offering price of up to $15.4 million from time to time through RBCCM. For the six months ended March 21, 2022, the Company sold a total of 626,884 common shares pursuant to the agreement for gross proceeds of $2.94 million. The commissions and direct costs of the offering program totaled approximately $0.32 million and were recorded as an offset against gross proceeds. On March 21, 2022, the Company and RBCCM entered into an agreement terminating the agreement effective March 21, 2022.

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

Warrants

A summary of the Company’s warrant activity is as follows:

	Number of Warrant Shares (#)	Weighted Average Exercise Price
Six Months Ended March 31, 2022
Balance – September 30, 2021	720,446	$5.69

Issued	2,931,507	$3.59

Balance – March 31, 2022	3,651,953	$4.00

Six Months Ended March 31, 2021
Balance – September 30, 2020	992,721	$4.92

Issued	109,375	8.00
Exercised	(341,806)	4.29

Balance – March 31, 2021	760,290	$5.65

The weighted average contractual life remaining on the outstanding warrants at March 31, 2022 is 56 months.

The following table summarizes information about the warrants outstanding at March 31, 2022:

Number of Warrants (#)	Exercise Prices	Expiry Dates
28,124	$15.90	May 2023
563,685	$4.80	July 2023
7,484	$4.81	June 2024
11,778	$3.20	January 2025
109,375	$8.00	February 2025
191,780	$4.56	March 2027
2,739,727	$3.52	September 2027
3,651,953

The fair value of warrants granted during the three and six months ended March 31, 2022 and 2021 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Six Months Ended March 31, 2022		Six Months Ended March 31, 2021
	Common Warrants	Placement Agent Warrants	Underwriter Warrants

Risk free interest rate	2.37%	2.37%	0.67%
Expected life	5.5 years	5 years	5 years
Expected share price volatility	87.09%	87.09%	94.20%
Expected dividend yield	0.00%	0.00%	0.00%

Pre-funded Warrants

A summary of the Company’s pre-funded warrants activity is as follows:

Number of Pre-funded Warrant Shares (#)

Six Months Ended March 31, 2022
Balance – September 30, 2021	-

Issued	1,199,727

Balance – March 31, 2022	1,199,727

There were no pre-funded warrants during the six months ended March 31, 2021.

Share Options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the “2019 Plan”) administered by the independent members of the Board of Directors, which amended and restated the 2017 Incentive Compensation Plan (the “2017 Plan”). Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. The remaining number of options available for grant is 364,617. The total number of shares available for issuance is 2,625,951 including shares available for the exercise of outstanding options under the 2019 and 2017 Plans as described below.

The Company’s 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price of each option is determined by the independent members of the Board of Directors.

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Six Months Ended March 31, 2022
Balance – September 30, 2021	1,776,219	$5.06	$3.79

Granted	500,083	3.66	2.48
Forfeited	(14,754)	6.48	5.06
Expired	(214)	502.68	477.65

Balance – March 31, 2022	2,261,334	$4.70	$3.45

Six Months Ended March 31, 2021
Balance – September 30, 2020	675,437	$3.30	$2.56

Granted	450,000	7.35	5.84
Exercised	(10,746)	2.44	1.67
Forfeited	(19,066)	6.07	4.76
Expired	(238)	768.60	715.60

Balance – March 31, 2021	1,095,387	$4.79	$3.96

During the quarter ended March 31, 2022, the independent members of the Board of Directors granted a total of 415,083 options to employees of the Company pursuant to the 2019 Plan. The options have a term of 10 years with vesting in equal proportions over 36 months beginning on the monthly anniversary of the grant date (following 90 days of employment for new employees), and an exercise price equal to the Nasdaq closing price on the grant dates.

During the quarter ended March 31, 2022, the independent directors of the Board of Directors granted a total of 85,000 options, respectively, to directors of the Company pursuant to the 2019 Plan. The options have a term of 10 years and an exercise price equal to the Nasdaq closing price on the grant dates. Options for directors have monthly vesting in equal proportions over 12 months beginning on the grant date.

The weighted average contractual life remaining on the outstanding options at March 31, 2022 is 102 months.

The following table summarizes information about the options under the 2019 Plan outstanding and exercisable at March 31, 2022:

Number of Options (#)	Exercisable at March 31, 2022 (#)	Range of Exercise Prices		Expiry Dates
238	238		$304.08	Dec 2022
3,499	3,499		$35.28 - 93.24	Sep 2023-Mar 2025
296,403	296,403	C$	2.16	Aug 2027-Dec 2028
332,822	266,482		$3.16	Feb 2030
418,452	213,616		$7.44 - 8.07	Sep 2030-Oct 2030
709,837	307,789		$5.25 - 5.65	Jan 2031-Sep 2031
500,083	34,724		$2.94 - 3.71	Feb 2032-Mar 2032
2,261,334	1,122,751

The fair value of options granted during the three and six months ended March 31, 2022 and 2021 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021

Risk free interest rate	1.71% - 2.54%	0.31% - 0.90%
Expected life	5 years	5 years
Expected share price volatility	85.91% - 86.59%	94.27% - 97.28%
Expected dividend yield	0.00%	0.00%

The Company recorded $0.63 million and $0.47 million of share-based compensation expenses for the three months ended March 31, 2022 and 2021, respectively and $1.24 million and $1.19 million for the six months ended March 31, 2022 and 2021.

As of March 31, 2022, the Company had approximately $2.16 million of unrecognized share-based compensation expense, which is expected to be recognized over a period of 34 months.

7.   Reimbursement Grant Income and Receivable

Reimbursement grant income for the Company’s federal grant with the Canadian government’s Strategic Innovation Fund (SIF) is recorded based on the claim period of eligible costs. At March 31, 2022, grant reimbursements receivable of $1.1 million were included in accounts and other receivable.

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

The carrying value of certain financial instruments such as cash and cash equivalents, accounts and other receivable, accounts payable and accrued liabilities approximates fair value due to the short-term nature of such instruments. The fair value of lease obligations on right-of-use assets approximates carrying value due to a fixed lease rate, which represents market rate.

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

(c) Foreign exchange risk

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (“FX”) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At March 31, 2022, the Company and its Canadian subsidiary had assets denominated in Canadian dollars of approximately C$5.3 million and the U.S. dollar exchange rate as at this date was equal to 1.2508 Canadian dollars. Based on the exposure at March 31, 2022, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $425,000.

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

10.   Related Party Transactions

The Company incurred rent expense of $0.20 million during each of the three months ended March 31, 2022 and 2021 and $0.41 million and $0.40 million for the six months ended March 31, 2022 and 2021, respectively from a company controlled by the Company’s CEO. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of March 31, 2022 and our audited consolidated financial statements for the year ended September 30, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 28, 2021.

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

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of March 31, 2022 and September 30, 2021, and for the three and six months ended March 31, 2022 and 2021 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing clinical-stage drugs for inflammatory and immune-related diseases with clear unmet medical needs. Our two lead product candidates, EB05 and EB01, are in later stage clinical studies.

EB05 is a monoclonal antibody therapy that we are developing as a treatment for Acute Respiratory Distress Syndrome (ARDS) in COVID-19 patients. ARDS is a life-threatening form of respiratory failure, and the leading cause of death among COVID-19 patients. ARDS can be also caused by bacterial pneumonia, sepsis, chest injury and other causes. Specifically, EB05 inhibits toll-like receptor 4 (TLR4), a key immune signaling protein and an important mediator of inflammation that has been shown to be activated by SARS-COV2 as well as other respiratory infections such as influenza. In multiple third-party studies, high serum levels of alarmins (damage signaling molecules) that bind to and activate TLR4 are associated with poor outcomes and disease progression in COVID-19 patients. Since EB05 has demonstrated the ability to block signaling irrespective of the presence or concentration of the various molecules that frequently bind with TLR4, we believe that EB05 could ameliorate TLR4-mediated inflammation cascades in ARDS patients, thereby reducing lung injury, ventilation rates and mortality. In September 2021, an independent data and safety monitoring board pre-emptively unblinded the Phase 2 part of a Phase 2/3 study of EB05 in hospitalized COVID-19 patients and identified “a clinically important” mortality benefit. The monitoring board further recommended continuation of the study into a Phase 3 confirmatory trial. The Phase 2 part of the study was funded primarily by a $11 million (C$14 million) reimbursement grant that was awarded by the Canadian government’s Strategic Innovation Fund (SIF) following a multi-disciplinary technical review of our drug technology and plans.

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

Recent Developments

Equity Offering

On March 24, 2022, we completed a registered direct offering of 1,540,000 common shares, no par value, and pre-funded warrants to purchase up to an aggregate of 1,199,727 common shares. In a concurrent private placement, the Company issued common share purchase warrants to purchase an aggregate of up to 2,739,727 common shares.  We received net proceeds of $9.01 million, after deducting fees to the placement agent and other offering expenses.  The common share purchase warrants were immediately exercisable at an exercise price of $3.52 per share and will expire on September 24, 2027.  The pre-funded warrants were immediately exercisable at an exercise price of $0.0001 per share and do not expire. In connection with the offering, we also issued warrants to purchase an aggregate of 191,780 common shares to certain affiliated designees of the placement agent as part of the placement agent’s compensation. The placement agent warrants are exercisable on or after March 24, 2022, at an exercise price of $4.5625 per share, and will expire on March 21, 2027. The net proceeds will be used for working capital, including research and development expenses, and held in temporary investments and cash equivalents until expended.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Total operating expenses decreased by $4.93 million to $4.58 million for the three months ended March 31, 2022 compared to $9.51 million for the same period last year:

•

Research and development expenses decreased by $4.94 million to $3.04 million for the three months ended March 31, 2022 compared to $7.98 million for the same period last year primarily due to decreased milestone and bulk drug substance payments, lower license fees and decreased external research expenses, which were partially offset by higher manufacturing expenses, and increased salary and related personnel expenses.

•	General and administrative expenses remained relatively unchanged at $1.53 million for the three months ended March 31, 2022 compared to $1.54 million for the same period last year.

Total other income (loss) decreased by $7.24 million to an overall gain of $0.01 million for the three months ended March 31, 2022 compared to an overall gain of $7.25 million for the same period last year primarily due to a decrease in grant income associated with the completion of clinical study activities under our federal reimbursement grant with the Canadian government’s Strategic Innovation Fund.

For the three months ended March 31, 2022, our net loss was $4.57 million, or $0.33 per common share, compared to a net loss of $2.26 million, or $0.19 per common share, for the three months ended March 31, 2021.

Comparison of the Six Months Ended March 31, 2022 and 2021

Total operating expenses decreased by $2.38 million to $9.74 million for the six months ended March 31, 2022 compared to $12.12 million for the same period last year:

•

Research and development expenses decreased by $2.36 million to $6.99 million for the six months ended March 31, 2022 compared to $9.35 million for the same period last year primarily due to decreased milestone and bulk drug substance payments and lower license fees, which were partially offset by higher external research expenses, higher manufacturing expenses and increased salary and related personnel expenses.

•

General and administrative expenses decreased by $0.03 million to $2.74 million for the six months ended March 31, 2022 compared to $2.77 million for the same period last year primarily due to lower salary and related personnel expenses, which were partially offset by increased legal and other professional service fees.

Total other income (loss) decreased by $6.44 million to an overall gain of $0.79 million for the six months ended March 31, 2022 compared to an overall gain of $7.23 million for the same period last year primarily due to a decrease in grant income associated with the completion of clinical study activities under our federal reimbursement grant with the Canadian government’s Strategic Innovation Fund.

For the six months ended March 31, 2022, our net loss was $8.95 million, or $0.66 per common share, compared to a net loss of $4.90 million, or $0.45 per common share, for the six months ended March 31, 2021.

Capital Expenditures

Our capital expenditures primarily consist of computer and office equipment. There were no significant capital expenditures for the six months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

As a clinical-stage company we have not generated significant revenue, and we expect to incur operating losses as we continue our efforts to acquire, develop, seek regulatory approval for and commercialize product candidates and execute on our strategic initiatives. Our operations have historically been funded through issuances of common shares, exercises of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. For the six-month periods ended March 31, 2022 and 2021, we reported net losses of $8.95 million and $4.90 million, respectively.

On March 24, 2022, we completed a registered direct offering of 1,540,000 common shares, no par value, and pre-funded warrants to purchase up to an aggregate of 1,199,727 common shares. In a concurrent private placement, we issued common share purchase warrants to purchase an aggregate of up to 2,739,727 common shares. After deducting the placement agent fees and offering expenses, net proceeds to the Company were approximately $9.01 million.

On November 22, 2021, we entered into an equity distribution agreement with RBC Capital Markets, LLC (RBCCM), as sales agent. Pursuant to the terms of the agreement, as amended March 4, 2022, the Company could offer and sell, from time to time, common shares through an at-the-market offering program for up to $15.4 million in gross cash proceeds. For the six months ended March 21, 2022, we sold a total of 626,884 common shares pursuant to the agreement. After deducting commissions and direct costs, net proceeds totaled approximately $2.62 million. On March 21, 2022, the Company and RBCCM entered into an agreement terminating the agreement effective March 21, 2022.

Under our contribution agreement with the Canadian government’s Strategic Innovation Fund (SIF), we are eligible to receive cash reimbursements up to C$14.05 million (approximately $11 million USD) in the aggregate for certain research and development expenses related to our EB05 clinical development program. For the year ended September 30, 2021, we recorded $10.34 million in grant income, and for the six months ended March 31, 2022, we recorded $0.78 million in grant income.

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

At March 31, 2022, we had cash and cash equivalents of $15.89 million, working capital of $14.66 million, shareholders’ equity of $17.02 million and an accumulated deficit of $35.44 million. We plan to finance company operations over the course of the next twelve months with cash and cash equivalents on hand and reimbursements of eligible research and development expenses under our contribution agreement with the Canadian government. Management has flexibility to adjust this timeline by making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations in the future, we are planning to seek additional financing through government grants, equity sales, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. If we determine it is advisable to raise additional funds, there is no assurance that adequate funding will be available to us or, if available, that such funding will be available on terms that we or our shareholders view as favorable. Market volatility, inflation and concerns related to the COVID-19 pandemic may have a significant impact on the availability of funding sources and the terms at which any funding may be available.

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

Research and development expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Our research and development costs were $6.99 million and $9.35 million for the six months ended March 31, 2022 and 2021, respectively. The decrease was due primarily to decreased milestone and bulk drug substance payments and lower license fees, which were partially offset by higher external research expenses related to the ongoing Phase 2/Phase 3 clinical study of our EB05 drug candidate, higher manufacturing expenses and increased salary and related personnel expenses.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of March 31, 2022, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

4.1.	Form of Pre-Funded Warrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022 and incorporated herein by reference).

4.2	Form of Private Placement Warrant (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2022 and incorporated herein by reference).

4.3	Form of Placement Agent Warrant (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 23, 2022 and incorporated herein by reference).

10.1*	Amendment to Employment Agreement, entered into on April 12, 2022, by and between Par Nijhawan and Edesa Biotech, Inc. (filed herewith).

10.2*	Amendment to Employment Agreement, entered into on April 12, 2022, by and between Kathi Niffenegger and Edesa Biotech USA, Inc. (filed herewith).

10.3*	Amendment to Employment Agreement, entered into on April 12, 2022, by and between Michael Brooks and Edesa Biotech USA, Inc. (filed herewith).

10.4

Form of Securities Purchase Agreement, dated March 21, 2022, by and between Edesa Biotech, Inc. and Purchaser (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022 and incorporated herein by reference).

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

EDESA BIOTECH, INC.

Date: May 13, 2022	/s/ Kathi Niffenegger
Kathi Niffenegger Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

