Form 10-Q
period 2022-06-30
Edesa Biotech, Inc.
filed 2022-08-12
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

As of August [10], 2022, the registrant had 15,462,287 common shares issued and outstanding.

EDESA BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2022

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Edesa Biotech, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	September 30, 2021

Assets:

Current assets:
Cash and cash equivalents	$12,808,712	$7,839,259
Accounts and other receivable	1,403,661	3,302,827
Prepaid expenses and other current assets	968,061	948,645

Total current assets	15,180,434	12,090,731

Non-current assets:
Property and equipment, net	15,245	14,989
Intangible asset, net	2,306,485	2,382,364
Operating lease right-of-use assets	39,037	96,571

Total assets	$17,541,201	$14,584,655

Liabilities and shareholders' equity:

Current liabilities:
Accounts payable and accrued liabilities	$5,617,206	$1,379,842
Short-term operating lease liabilities	40,123	78,808

Total current liabilities	5,657,329	1,458,650

Non-current liabilities:

Long-term payables	46,536	47,202
Long-term operating lease liabilities	-	20,512

Total liabilities	5,703,865	1,526,364

Commitments (Note 5)

Shareholders' equity:
Capital shares
Authorized unlimited common and preferred shares without par value
Issued and outstanding:
15,462,287 common shares (September 30, 2021 - 13,295,403)	40,264,080	34,887,721
Additional paid-in capital	12,929,686	4,871,461
Accumulated other comprehensive loss	(125,788)	(205,262)
Accumulated deficit	(41,230,642)	(26,495,629)

Total shareholders' equity	11,837,336	13,058,291

Total liabilities and shareholders' equity	$17,541,201	$14,584,655

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Expenses:
Research and development	4,547,543	4,464,347	11,541,404	13,819,305
General and administrative	1,249,982	1,608,232	3,993,075	4,377,507

Loss from operations	(5,797,525)	(6,072,579)	(15,534,479)	(18,196,812)

Other income (loss):
Reimbursement grant income	-	1,306,796	780,257	8,477,261
Interest income	17,518	2,610	27,386	4,279
Foreign exchange gain (loss)	(7,013)	3,663	(7,377)	58,963

	10,505	1,313,069	800,266	8,540,503

Loss before income taxes	(5,787,020)	(4,759,510)	(14,734,213)	(9,656,309)

Income tax expense	-	-	800	800

Net loss	(5,787,020)	(4,759,510)	(14,735,013)	(9,657,109)

Exchange differences on translation	34,559	174,128	79,474	267,075

Net comprehensive loss	$(5,752,461)	$(4,585,382)	$(14,655,539)	$(9,390,034)

Weighted average number of common shares	15,462,287	13,251,999	14,227,538	11,680,294

Loss per common share - basic and diluted	$(0.37)	$(0.36)	$(1.04)	$(0.83)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30, 2022	June 30, 2021

Cash flows from operating activities:
Net loss	$(14,735,013)	$(9,657,109)
Adjustments for:
Depreciation and amortization	89,228	89,853
Share-based compensation	1,804,670	2,290,794
Changes in working capital items:
Accounts and other receivable	1,900,776	(4,008,512)
Prepaid expenses and other current assets	(28,858)	(1,389,083)
Accounts payable and accrued liabilities	4,318,102	(635,554)

Net cash used in operating activities	(6,651,095)	(13,309,611)

Cash flows from investing activities:
Purchase of property and equipment	(5,697)	(7,610)

Net cash used in investing activities	(5,697)	(7,610)

Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	11,957,567	12,793,591
Proceeds from exercise of warrants	-	1,467,536
Proceeds from exercise of share options	-	41,985
Payments for issuance costs of common shares and warrants	(327,653)	(349,408)

Net cash provided by financing activities	11,629,914	13,953,704

Effect of exchange rate changes on cash and cash equivalents	(3,669)	202,396

Net change in cash and cash equivalents	4,969,453	838,879
Cash and cash equivalents, beginning of period	7,839,259	7,213,695

Cash and cash equivalents, end of period	$12,808,712	$8,052,574

Supplemental Disclosure of Noncash Financing Activities:
Preferred shares converted from temporary equity to common shares	$-	$2,496,480
Issuance costs withheld from gross proceeds from issuance of common shares and warrants	393,461	955,950
Fair value of placement agent/underwriter warrants	408,059	407,023

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders' Equity

(Unaudited)

			Additional	Accumulated Other		Total
	Shares #	Common Shares	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Shareholders' Equity
Three Months Ended June 30, 2022
Balance - March 31, 2022	15,462,287	$40,264,080	$12,364,302	$(160,347)	$(35,443,622)	$17,024,413

Share-based compensation	-	-	565,384	-	-	565,384
Net loss and comprehensive loss	-	-	-	34,559	(5,787,020)	(5,752,461)

Balance - June 30, 2022	15,462,287	$40,264,080	$12,929,686	$(125,788)	$(41,230,642)	$11,837,336

Three Months Ended June 30, 2021
Balance - March 31, 2021	13,246,559	$34,602,637	$2,914,482	$(194,257)	$(18,050,078)	$19,272,784

Issuance of common shares upon exercise of share options	9,000	24,488	(8,585)	-	-	15,903
Share-based compensation	-	-	1,100,450	-	-	1,100,450
Net loss and comprehensive loss	-	-	-	174,128	(4,759,510)	(4,585,382)

Balance - June 30, 2021	13,255,559	$34,627,125	$4,006,347	$(20,129)	$(22,809,588)	$15,803,755

Nine Months Ended June 30, 2022
Balance - September 30, 2021	13,295,403	$34,887,721	$4,871,461	$(205,262)	$(26,495,629)	$13,058,291

Issuance of common shares and warrants in equity offering	2,166,884	6,239,180	6,702,293	-	-	12,941,473
Issuance costs including fair value of placement agent warrants	-	(862,821)	(448,738)	-	-	(1,311,559)
Share-based compensation	-	-	1,804,670	-	-	1,804,670
Net loss and comprehensive loss	-	-	-	79,474	(14,735,013)	(14,655,539)

Balance - June 30, 2022	15,462,287	$40,264,080	$12,929,686	$(125,788)	$(41,230,642)	$11,837,336

Nine Months Ended June 30, 2021
Balance - September 30, 2020	9,615,119	$18,500,853	$1,550,480	$(287,204)	$(13,132,954)	$6,631,175

Issuance of common shares and warrants in equity offering	2,148,963	13,749,541	-	-	-	13,749,541
Issuance costs including fair value of underwriter warrants	-	(1,871,220)	407,023	-	-	(1,464,197)
Issuance of common shares upon exercise of warrants	341,806	1,681,936	(214,400)	-	-	1,467,536
Issuance of common shares upon exercise of share options	19,746	69,535	(27,550)	-	-	41,985
Preferred return on convertible preferred shares	-	-	-	-	(19,525)	(19,525)
Conversion of convertible preferred shares	1,129,925	2,496,480	-	-	-	2,496,480
Share-based compensation	-	-	2,290,794	-	-	2,290,794
Net loss and comprehensive loss	-	-	-	267,075	(9,657,109)	(9,390,034)

Balance - June 30, 2021	13,255,559	$34,627,125	$4,006,347	$(20,129)	$(22,809,588)	$15,803,755

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

The accompanying unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Edesa Biotech Research, Inc., an Ontario corporation, and Edesa Biotech USA, Inc., a California corporation in the U.S. All intercompany balances and transactions have been eliminated on consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three and nine months ended June 30, 2022 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2022.

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

Intangible assets, net consisted of the following:

	June 30, 2022	September 30, 2021

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(222,998)	(147,119)

Total intangible assets, net	$2,306,485	$2,382,364

Amortization expense amounted to $0.25 million for each of the three months ended June 30, 2022 and 2021 and $0.76 million for each of the nine months ended June 30, 2022 and 2021.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2022	$25,293
September 30, 2023	101,172
September 30, 2024	101,172
September 30, 2025	101,172
September 30, 2026	101,172
Thereafter	1,876,504

$2,306,485

4.	Lease with Related Party

The Company leases facilities used for executive offices from a company controlled by the Company’s CEO for a six-year term through December 2022, with an option to renew for another two-year term. The option period is not included in the right-of-use assets and related lease obligation.

The components of lease cost were as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost, included in general and administrative on the Statements of Operations	$20,105	$20,887	$60,713	$60,828

Lease terms and discount rates were as follows:

	June 30, 2022	September 30, 2021
Remaining lease term (months):	6	15
Estimated incremental borrowing rate:	6.5%	6.5%

The approximate future minimum lease payments under operating leases at June 30, 2022 were as follows:

Year Ending
September 30, 2022	$20,443
September 30, 2023	20,443

Total lease payment	40,886
Less imputed interest	763

Present value of lease liabilities, short-term	$40,123

Cash flow information was as follows:

	Nine Months Ended
	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities, included in accounts payable and accrued liabilities on the Statements of Cash Flows	$60,714	$60,830

5.	Commitments

Research and other commitments

The Company has commitments for contracted research organizations that perform clinical trials for the Company’s ongoing clinical studies and other service providers. Aggregate future contractual payments at June 30, 2022 are as follows:

Year Ending
September 30, 2022	$1,175,000
September 30, 2023	2,053,000
September 30, 2024	43,000
September 30, 2025	5,000

$3,276,000

License and royalty commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to certain know-how, patents and data relating to certain monoclonal antibodies (the Constructs), including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 3 for intangible assets. Under the license agreement, the Company recorded an expense of $3.5 million as a result of meeting a milestone during the three and nine months ended June 30, 2021 and is committed to remaining payments of up to an aggregate amount of $352.5 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. No milestone payments were made to the third party during the three and nine months ended June 30, 2022. The Company also has a commitment to pay royalties based on any net sales of products containing the Constructs in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No royalty or sublicensing payments were made to the third party during the three and nine months ended June 30, 2022 and 2021.

In connection with this license agreement and pursuant to a purchase agreement entered into in April 2020, the Company acquired drug substance of one of the Constructs for an aggregate purchase price of $5.0 million, payable in two future installments based on the earlier of certain clinical trial progress or fixed dates. The Company recorded expense of $2.5 million during each of the three and nine months ended June 30, 2022 and 2021.

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.6 million. Upon divestiture of substantially all of the assets of the Company, the Company would pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. No milestone, license or royalty payments were made to the third party during the three and nine months ended June 30, 2022 and 2021.

In March 2021, through its Ontario subsidiary, the Company entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement. The Company recorded an expense of $0.11 million as a result of meeting milestones outlined in the 2021 license agreement for the three months ended June 30, 2021 and $0.03 million and $0.11 million for the nine months ended June 30, 2022 and 2021, respectively. No milestones were met during the three months ended June 30, 2022. The Company is committed to remaining payments of up to an aggregate amount of $68.9 million, primarily relating to future potential commercial approval and sales milestones. In addition, if the Company fails to file an investigational new drug application or foreign equivalent (IND) for the product within a certain period of time following the date of the agreement, the Company is required to remit to the inventor a fixed license fee annually as long as the requirement to file an IND remains unfulfilled.

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

Equity distribution agreements

On November 22, 2021, the Company entered into an equity distribution agreement with RBC Capital Markets, LLC (RBCCM), as sales agent. Pursuant to the terms of the agreement, as amended March 4, 2022, the Company could offer and sell common shares having an aggregate offering price of up to $15.4 million from time to time through RBCCM. From November 22, 2021 to March 21, 2022, the Company sold a total of 626,884 common shares pursuant to the agreement for gross proceeds of $2.94 million. The commissions and direct costs of the offering program totaled approximately $0.32 million and were recorded as an offset against gross proceeds. On March 21, 2022, the Company and RBCCM entered into an agreement terminating the agreement effective March 21, 2022.

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

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrant Shares (#)	Weighted Average Exercise Price
Nine Months Ended June 30, 2022
Balance - September 30, 2021	720,446	$5.69

Issued	2,931,507	3.59

Balance - June 30, 2022	3,651,953	$4.00

Nine Months Ended June 30, 2021
Balance - September 30, 2020	992,721	$4.92

Issued	109,375	8.00
Exercised	(341,806)	4.29

Balance - June 30, 2021	760,290	$5.65

The weighted average contractual life remaining on the outstanding warrants at June 30, 2022 is 53 months.

The following table summarizes information about the warrants outstanding at June 30, 2022:

Number of Warrants (#)	Exercise Prices	Expiry Dates
28,124	$15.90	May 2023
563,685	$4.80	July 2023
7,484	$4.81	June 2024
11,778	$3.20	January 2025
109,375	$8.00	February 2025
191,780	$4.56	March 2027
2,739,727	$3.52	September 2027
3,651,953

The fair value of warrants granted during the three and nine months ended June 30, 2022 and 2021 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Nine Months Ended June 30, 2022		Nine Months Ended June 30, 2021
	Common Warrants	Placement Agent Warrants	Underwriter Warrants

Risk free interest rate	2.37%	2.37%	0.67%
Expected life	5.5 years	5 years	5 years
Expected share price volatility	87.09%	87.09%	94.20%
Expected dividend yield	0.00%	0.00%	0.00%

Pre-funded Warrants

A summary of the Company’s pre-funded warrant activity is as follows:

Number of Pre-funded Warrant Shares (#)

Balance - September 30, 2021	-

Issued	1,199,727

Balance - June 30, 2022	1,199,727

 Share Options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the 2019 Plan) administered by the independent members of the Board of Directors, which amended and restated the 2017 Incentive Compensation Plan (the 2017 Plan). Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. The remaining number of options available for grant is 422,252. The total number of shares available for issuance is 2,625,951 including shares available for the exercise of outstanding options under the 2019 and 2017 Plans as described below.

The Company’s 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price of each option is determined by the independent members of the Board of Directors.

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nine Months Ended June 30, 2022
Balance - September 30, 2021	1,776,219	$5.06	$3.79

Granted	500,083	3.66	2.48
Forfeited	(26,954)	6.56	4.97
Expired	(45,649)	8.05	6.48

Balance - June 30, 2022	2,203,699	$4.66	$3.42

Nine Months Ended June 30, 2021
Balance - September 30, 2020	675,437	$3.30	$2.56

Granted	1,138,000	6.21	4.65
Exercised	(19,746)	2.12	1.35
Forfeited	(19,066)	6.07	4.76
Expired	(1,906)	102.49	135.66

Balance - June 30, 2021	1,772,719	$5.07	$3.67

During the nine months ended June 30, 2022, the independent members of the Board of Directors granted a total of 415,083 options to employees of the Company pursuant to the 2019 Plan. The options have a term of 10 years with vesting in equal proportions over 36 months beginning on the monthly anniversary of the grant date (following 90 days of employment for new employees), and an exercise price equal to the Nasdaq closing price on the grant dates.

During the nine months ended June 30, 2022, the independent directors of the Board of Directors granted a total of 85,000 options, respectively, to directors of the Company pursuant to the 2019 Plan. The options have a term of 10 years and an exercise price equal to the Nasdaq closing price on the grant dates. Options for directors have monthly vesting in equal proportions over 12 months beginning on the grant date.

The weighted average contractual life remaining on the outstanding options at June 30, 2022 is 99 months.

The following table summarizes information about the options under the 2019 Plan outstanding and exercisable at June 30, 2022:

Number of Options (#)	Exercisable at June 30, 2022 (#)	Range of Exercise Prices		Expiry Dates
238	238		$304.08	Dec 2022
3,499	3,499		$35.28 - 93.24	Sep 2023-Mar 2025
296,403	296,403	C$	2.16	Aug 2027-Dec 2028
323,976	275,723		$3.16	Feb 2030
397,000	231,457		$7.44 - 8.07	Sep 2030-Oct 2030
682,500	334,995		$5.25 - 5.65	Jan 2031-Sep 2031
500,083	90,560		$2.94 - 3.71	Feb 2032-Mar 2032
2,203,699	1,232,875

The fair value of options granted during the nine months ended June 30, 2022 and 2021 was estimated using the Black-Scholes option valuation model using the following assumptions:

Nine Months Ended
	June 30, 2022	June 30, 2021

Risk free interest rate	1.71% - 2.54%	0.31% - 0.90%
Expected life	5 years	5 years
Expected share price volatility	85.91% - 86.59%	94.27% - 97.28%
Expected dividend yield	0.00%	0.00%

The Company recorded $0.57 million and $1.10 million of share-based compensation expenses for the three months ended June 30, 2022 and 2021, respectively and $1.80 million and $2.29 million for the nine months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the Company had approximately $1.49 million of unrecognized share-based compensation expense, which is expected to be recognized over a period of 31 months.

7.	Reimbursement Grant Income and Receivable

Reimbursement grant income for the Company’s federal grant with the Canadian government’s Strategic Innovation Fund (SIF) is recorded based on the claim period of eligible costs. At June 30, 2022, grant reimbursements receivable of $1.1 million were included in accounts and other receivable.

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

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (FX) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At June 30, 2022, the Company and its Canadian subsidiary had assets denominated in Canadian dollars of approximately C$7 million and the U.S. dollar exchange rate as at this date was equal to 1.2893 Canadian dollars. Based on the exposure at June 30, 2022, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $541,000.

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

The Company incurred rent expense of $0.20 million and $0.21 million for the three months ended June 30, 2022 and 2021, respectively, and $0.61 million for each of the nine months ended June 30, 2022 and 2021, from a company controlled by the Company’s CEO. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of June 30, 2022 and our audited consolidated financial statements for the year ended September 30, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 28, 2021.

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

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of June 30, 2022 and September 30, 2021, and for the three and nine months ended June 30, 2022 and 2021 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing clinical-stage drugs for inflammatory and immune-related diseases with clear unmet medical needs. Our two lead product candidates, EB05 and EB01, are in later stage clinical studies.

EB05 is a monoclonal antibody therapy that we are developing as a treatment for Acute Respiratory Distress Syndrome (ARDS), a life-threatening form of respiratory failure. ARDS can be caused by viral diseases (including Covid-19), bacterial pneumonia, sepsis, chest injury and other causes. Specifically, EB05 inhibits toll-like receptor 4 (TLR4), a key immune signaling protein and an important mediator of inflammation that has been shown to be activated by SARS-COV2 as well as other respiratory infections such as influenza. In multiple third-party studies, high serum levels of alarmins (damage signaling molecules) that bind to and activate TLR4 are associated with poor outcomes and disease progression in Covid-19 patients. Since EB05 has demonstrated the ability to block signaling irrespective of the presence or concentration of the various molecules that frequently bind with TLR4, we believe that EB05 could ameliorate TLR4-mediated inflammation cascades in ARDS patients, thereby reducing lung injury, ventilation rates and mortality. In September 2021, an independent data and safety monitoring board pre-emptively unblinded the Phase 2 part of a Phase 2/3 study of EB05 in hospitalized Covid-19 patients and identified “a clinically important” mortality benefit. The monitoring board further recommended continuation of the study into a Phase 3 confirmatory trial, which is ongoing. The Phase 2 part of the study was funded primarily by a $11 million (C$14 million) reimbursement grant that was awarded by the Canadian government’s Strategic Innovation Fund (SIF) following a multi-disciplinary technical review of our drug technology and plans.

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

Recent Developments

EB01 Clinical Study

Based on current enrollment trends, we anticipate that we will complete enrollment of the 210 subjects planned for our Phase 2b clinical study in chronic ACD by the fourth calendar quarter of 2022, with preliminary topline data available as early as the first calendar quarter of 2023.

EB05 Clinical Study

During the quarter, we initiated enrollment for a second cohort of patients in the Phase 3 part of our Phase 2/3 study evaluating EB05 in hospitalized Covid-19 patients. The company's first study cohort is recruiting the most critically severe patients receiving mechanical ventilation plus additional organ support, including extracorporeal membrane oxygenation (ECMO) therapy, also known as Level 7 patients under the World Health Organization's (WHO) Covid-19 Severity Scale. This new, second cohort is open to hospitalized patients on invasive mechanical ventilation alone (WHO Level 6 patients). The protocol for the Level 6 cohort calls for approximately 500 evaluable subjects. The evaluation of EB05 in both the Level 6 and Level 7 patient populations was previously approved by regulators in Canada, Colombia and Poland. Enrollment for both cohorts is now running in parallel, and results will be evaluated independently. For the U.S., we are currently preparing a Phase 2 clinical study report (CSR) for the Food and Drug Administration (FDA) in support of their review of our Phase 3 study design. This report, which was not part of the Phase 2/3 design or requested by other jurisdictions, requires substantial processing and quality review, and we anticipate submitting the CSR data package to the FDA in the third calendar quarter of 2022.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

Total operating expenses decreased by $0.27 million to $5.80 million for the three months ended June 30, 2022 compared to $6.07 million for the same period last year:

•

Research and development expenses increased by $0.08 million to $4.55 million for the three months ended June 30, 2022 compared to $4.46 million for the same period last year primarily due to a contractual payment for bulk drug product of EB05, which was substantially offset by decreased external research expenses related to our ongoing clinical studies and drug manufacturing.

•

General and administrative expenses decreased by $0.36 million to $1.25 million for the three months ended June 30, 2022 compared to $1.61 million for the same period last year primarily due to a decrease in noncash share-based compensation.

Total other income decreased by $1.30 million to $0.01 million for the three months ended June 30, 2022 compared to $1.31 million for the same period last year primarily due to a decrease in grant income associated with the completion of clinical study activities under our federal reimbursement grant with the Canadian government’s Strategic Innovation Fund.

For the three months ended June 30, 2022, our net loss was $5.79 million, or $0.37 per common share, compared to a net loss of $4.76 million, or $0.36 per common share, for the three months ended June 30, 2021.

Comparison of the Nine Months Ended June 30, 2022 and 2021

Total operating expenses decreased by $2.67 million to $15.53 million for the nine months ended June 30, 2022 compared to $18.20 million for the same period last year:

•

Research and development expenses decreased by $2.28 million to $11.54 million for the nine months ended June 30, 2022 compared to $13.82 million for the same period last year primarily due to decreased milestone payments, which were partially offset by higher external research expenses related to our ongoing clinical studies, and increased personnel expenses.

•

General and administrative expenses decreased by $0.39 million to $3.99 million for the nine months ended June 30, 2022 compared to $4.38 million for the same period last year primarily due to a decrease in noncash share-based compensation.

Total other income decreased by $7.74 million to $0.80 million for the nine months ended June 30, 2022 compared to $8.54 million for the same period last year primarily due to a decrease in grant income associated with the completion of clinical study activities under our federal reimbursement grant with the Canadian government’s Strategic Innovation Fund.

For the nine months ended June 30, 2022, our net loss was $14.74 million, or $1.04 per common share, compared to a net loss of $9.66 million, or $0.83 per common share, for the nine months ended June 30, 2021.

Capital Expenditures

Our capital expenditures primarily consist of computer and office equipment. There were no significant capital expenditures for the nine months ended June 30, 2022 and 2021.

Liquidity and Capital Resources

As a clinical-stage company we have not generated significant revenue, and we expect to incur operating losses as we continue our efforts to acquire, develop, seek regulatory approval for and commercialize product candidates and execute on our strategic initiatives. Our operations have historically been funded through issuances of common shares, exercises of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. For the nine-month periods ended June 30, 2022 and 2021, we reported net losses of $14.73 million and $9.66 million, respectively.

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

On November 22, 2021, we entered into an equity distribution agreement with RBC Capital Markets, LLC (RBCCM), as sales agent. Pursuant to the terms of the agreement, as amended March 4, 2022, the Company could offer and sell, from time to time, common shares through an at-the-market offering program for up to $15.4 million in gross cash proceeds. From November 22, 2021 to March 21, 2022, we sold a total of 626,884 common shares pursuant to the agreement. After deducting commissions and direct costs, net proceeds totaled approximately $2.62 million. On March 21, 2022, the Company and RBCCM entered into an agreement terminating the agreement effective March 21, 2022.

Under our contribution agreement with the Canadian government’s Strategic Innovation Fund (SIF), we are eligible to receive cash reimbursements up to C$14.05 million (approximately $11 million USD) in the aggregate for certain research and development expenses related to our EB05 clinical development program. For the year ended September 30, 2021, we recorded $10.34 million in grant income, and for the nine months ended June 30, 2022, we recorded $0.78 million in grant income.

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

At June 30, 2022, we had cash and cash equivalents of $12.81 million, working capital of $9.52 million, shareholders’ equity of $11.84 million and an accumulated deficit of $41.23 million. We plan to finance company operations over the course of the next twelve months with cash and cash equivalents on hand and reimbursements of eligible research and development expenses under our contribution agreement with the Canadian government. Management has flexibility to adjust this timeline by making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations in the future, we are planning to seek additional financing through government grants, equity sales, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. If we determine it is advisable to raise additional funds, there is no assurance that adequate funding will be available to us or, if available, that such funding will be available on terms that we or our shareholders view as favorable. Market volatility, inflation and concerns related to the COVID-19 pandemic may have a significant impact on the availability of funding sources and the terms at which any funding may be available.

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

Research and development expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Our research and development costs were $11.54 million and $13.82 million for the nine months ended June 30, 2022 and 2021, respectively. The decrease was due primarily to decreased milestone and bulk drug substance payments and lower license fees, which were partially offset by higher external research expenses related to the ongoing Phase 2/Phase 3 clinical study of our EB05 drug candidate, higher manufacturing expenses and increased salary and related personnel expenses.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2022. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of June 30, 2022, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 12, 2022	EDESA BIOTECH, INC.

	By:	/s/ Kathi Niffenegger
Kathi Niffenegger Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

