Form 10-K
period 2022-09-30
Edesa Biotech, Inc.
filed 2022-12-16
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of March 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common shares held by nonaffiliates was approximately $35,987,404, which was calculated based on 15,462,287 common shares outstanding as of that date, of which 12,116,971 common shares were held by nonaffiliates at the closing price of the registrant’s common shares on The Nasdaq Capital Market on such date.

As of December 14, 2022, the registrant had 19,353,351 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EDESA BIOTECH, INC.

ANNUAL REPORT ON FORM 10-K

Year Ended September 30, 2022

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

PART I

Item 1. BUSINESS.

Overview

We are a biopharmaceutical company developing innovative ways to treat inflammatory and immune-related diseases.

Our approach is to acquire, develop and commercialize drug candidates based on mechanisms of action that have demonstrated proof-of-concept in human subjects. We prioritize our efforts on disease indications where there is compelling scientific rationale, no approved therapies or where there are unmet medical needs, and where there are large addressable market opportunities, among other factors. We have multiple late-stage product candidates in our development pipeline.

Our most advanced drug candidate is EB05, a monoclonal antibody developed for acute and chronic disease indications that involve dysregulated innate immunity responses. EB05 inhibits toll-like receptor 4 (TLR4), a key immune signaling protein and an important mediator of inflammation. We are currently evaluating EB05 as a potential treatment for Acute Respiratory Distress Syndrome (ARDS), a life-threatening form of respiratory failure. In September 2022, we reported final results from the Phase 2 part of a Phase 2/Phase 3 study of EB05 in ARDS patients who were hospitalized for Covid-19-related respiratory disease. Among the findings, EB05 demonstrated statistically significant mortality reductions in critically ill hospitalized patients treated with EB05 plus Standard of Care treatment (SOC). We are currently enrolling patients in the Phase 3 part of the EB05 study.

In addition to EB05, we are developing product candidates for a number of chronic dermatological and inflammatory conditions. We recently completed enrollment of a Phase 2b study of our EB01 drug candidate in moderate-to-severe chronic Allergic Contact Dermatitis (ACD), a common occupational and work-related skin condition. We are also preparing an investigational new drug application (IND) in the United States for our EB07 product candidate to conduct a future Phase 2 study in systemic sclerosis (SSc), an autoimmune rheumatic disorder that causes fibrosis (scarring/hardening) of skin and internal organs. In Canada, we are preparing a clinical trial application (CTA) for our EB06 monoclonal antibody candidate to conduct a future Phase 2 study in vitiligo, a common autoimmune disorder that causes the skin to lose its color in patches.

Competitive Strengths

We believe that we possess a number of competitive strengths that position us to become a leading biopharmaceutical company focused on inflammatory and immune-related diseases, including:

•

Validated technology and drug development capabilities. We believe that the strength of our technologies has been validated by our favorable clinical data and progress, $11 million competitive grant award, and our multiple arrangements with third parties to develop and commercialize their clinical-stage drug candidates.

•

Innovative pipeline addressing large underserved markets. Our product candidates include novel clinical-stage compounds and antibodies that have significant scientific rationale for effectiveness. By initially targeting large markets that have significant unmet medical needs, we believe that we can drive adoption of new products and improve our competitive position. For example, ARDS is associated with approximately 10% of all Intensive Care Unit (ICU) admissions, impacts millions of people, and costs billions of dollars annually.

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

•

Experienced leadership. Our leadership team possesses core capabilities in dermatology, infectious diseases, gastrointestinal medicine, drug development and commercialization, chemistry, manufacturing and controls, and finance. Our founder, Chief Executive Officer, Pardeep Nijhawan, MD, FRCPC, AGAF, is a board-certified gastroenterologist and hepatologist with a successful track record of building life science businesses, including Exzell Pharma Inc., which was sold to BioLab Pharma in 2022, and Medical Futures, Inc., which was sold to Tribute Pharmaceuticals in 2015. In addition to our internal capabilities, we have also established a network of key opinion leaders, contract research organizations, contract manufacturing organizations and consultants. As a result, we believe we are well positioned to efficiently develop novel treatments for inflammatory and immune-related diseases.

Our Business Strategy

Our business strategy is to develop and commercialize innovative drug products that address unmet medical needs for large, underserved markets with limited competition. Key elements of our strategy include:

•

Prioritize the development and commercialization of later-stage product candidates. Our goal is to obtain regulatory approval and commercialize multiple clinical assets in our pipeline, beginning with our two most advanced product candidates, EB05 and EB01. We seek to expedite development, in part, through the use of innovative trial designs, including adaptive design protocols, as well as by focusing on disease indications that we believe have clear regulatory pathways and interest from potential licensing or development partners. We also plan to evaluate opportunities to apply, as applicable, for expedited regulatory review and orphan drug programs, which could potentially lead to accelerated clinical development and commercialization timelines for our product candidates.

•

Maximize our current portfolio opportunity by expanding use across multiple indications. We aim to identify clinical-stage assets that have the potential to treat multiple diseases. Our assets are designed to modulate pathways that are implicated across a number of immune and inflammatory/allergic conditions. For example, we believe that our monoclonal antibody candidates have potential utility in additional indications, including chronic conditions like systemic sclerosis (SSc) and vitiligo.

•

Maximize the commercial potential of our product candidates via direct marketing or strategic arrangements. If our product candidates are successfully developed and approved, we plan to either build commercial infrastructure capable of directly marketing the products, or alternatively, outsource the sales and marketing of our products. We also plan to evaluate strategic licensing or partnering arrangements with pharmaceutical companies for the further development or commercialization of our drugs, where applicable, such as in areas or regions outside North America where a partner may contribute additional resources, infrastructure and expertise.

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

Acute Respiratory Distress Syndrome

Acute respiratory distress syndrome (ARDS) is a life-threatening form of respiratory failure characterized by an exaggerated and dysfunctional immune response, rapid onset of widespread inflammation in the lungs, and hypoxia (an absence of enough oxygen in the tissues to sustain bodily functions). ARDS can be precipitated by a number of conditions including viral and bacterial pneumonia, sepsis, chest injury and even mechanical ventilation, among other causes. Prior to Covid-19, ARDS accounted for 10% of intensive care unit admissions, representing more than 3 million patients globally each year. Based on the prevalence data of ARDS, we estimate that there are as many as 600,000 ARDS-related admissions to Intensive Care Units (ICUs) each year in the seven major markets (US, UK, Germany, France, Spain, Italy, Japan) and Canada. This estimate does not account for Covid-19-related hospitalizations, which we believe will continue to add to ARDS cases as the virus becomes endemic and more seasonal like influenza. According to medical literature, ICU stays for ARDS patients in the U.S. range from 7 to 21 days on average, at an average cost of more than $100,000 per patient.

For moderate to severe cases of ARDS, treatments remain limited and patients suffer high mortality rates. Countering the exaggerated innate immune response in ARDS patients has been a key area of interest among researchers. One of the most studied targets has been Toll-like receptor 4 (TLR4) - a key component of the innate immune system and an important mediator of inflammation. Since TLR4 detects molecules found in pathogens and also binds to endogenous molecules produced as a result of injury, it is a key receptor on which both infectious and noninfectious stimuli converge to induce a proinflammatory response. Specifically, TLR4 signaling activates leukocytes to secrete proinflammatory cytokines (i.e., CXCL10, IL-6, IFN-b, IL-1b, TNF-α), which under certain circumstances can result in a “cytokine storm” - a severe immune reaction in which the body releases too many cytokines into the blood too quickly.

Such upregulation of TLR4 and its associated cytokines has been observed in respiratory infections such as influenza and SARS-CoV-2. In multiple third-party studies, high serum levels of alarmins, such as calprotectin (S100A8/A9) and HMGB1(high mobility group protein B1), that bind to and activate TLR4 are associated with poor outcomes and disease progression in ARDS patients. In addition, TLR4 inhibition (antagonism) prevents cytokine production at a very early stage and has been shown to have a protective effect. For example, in preclinical studies in mice, it was demonstrated that administration of a TLR4 antagonist blocked influenza-induced lethality and ameliorated virus-induced acute lung injury. Antagonism of TLR4 has also been shown to modulate the secretion of proinflammatory cytokines (IL-6, CRP, IFNb, TNF-a, CXCL-10, IL8 and MIP-1b). Based on these data as well as previous clinical results, we believe that the modulation of TLR4 provides a compelling opportunity to treat ARDS.

EB05

Overview

EB05 is a first-in-class monoclonal antibody (mAb) that has been engineered to alter inflammatory signaling by binding to and blocking the activation of TLR4. Specifically, EB05 dampens TLR4 signaling by blocking receptor dimerization (and subsequent intracellular signaling cascades). The drug has demonstrated the ability to block signaling irrespective of the presence or concentration of the various molecules that frequently bind with TLR4, known as ligands. Based on this broad mechanism of action, we believe that EB05 could ameliorate TLR4-mediated inflammation cascades in ARDS patients, thereby reducing lung injury, ventilation rates and mortality.

Phase 2 Results of Phase 2/Phase 3 Study

In September 2022, we reported final results for the Phase 2 part of an international Phase 2/3 clinical study evaluating the safety and efficacy of EB05 as a therapy for adult hospitalized Covid-19 patients.

The Phase 2 part of the Phase 2/3 study was primarily exploratory and designed to refine patient stratification and statistical powering for the Phase 3 study. All levels of hospitalized Covid-19 patients were enrolled, ranging from Level 3 (hospitalized, not requiring supplemental oxygen) on the nine-point WHO Covid-19 Severity Scale (WCSS) to WCSS Level 7 (hospitalized, requiring intubation plus additional organ support such as ECMO). Enrollment in the study as well as the analysis was stratified according to baseline WCSS level into patients with mild Covid-19, defined as WCSS level ≤4, or severe Covid-19, defined as WCSS level ≥5. Following a single intravenous infusion of EB05 or placebo, patients were evaluated for disease progression, mortality, side effects and other critical care measurements. Standard-of-care Covid-19 treatment is given to all patients.

In the Phase 2 study, EB05 demonstrated a statistically significant and clinically meaningful trend for mortality and survival time for all randomized subjects in the critically ill cohort (the intent to treat, or ITT, population). The 28-day death rate in the EB05 plus standard of care (SOC) arm was 7.7% versus 40% in the placebo + SOC arm in critically severe patients on ECMO therapy (extracorporeal membrane oxygenation) or Invasive Mechanical Ventilation (IMV) plus organ support with ARDS at baseline (p=0.04). The Survival Analysis using Cox’s Proportional Hazard Model demonstrated that patients treated with EB05 + SOC had an 84% reduction in the risk of dying when compared to placebo + SOC at 28 days. To our knowledge, no other study has demonstrated a result of this magnitude in this population. The 60-day mortality rate was 23.1% (3/13) in the EB05 + SOC arm versus 45% (9/20) in the placebo + SOC arm for this same population (p=0.20). The Survival Analysis using Cox’s Proportional Hazard Model showed that the patients treated with EB05 + SOC had a 61% reduction in the risk of dying when compared to placebo + SOC at 60 days.

In addition to the critically ill population, the analysis of the full Phase 2 dataset revealed other efficacy signals. For severe Covid-19 patients at WCSS Level ≥5 (99% of patients had ARDS at baseline), there were clinically meaningful differences with respect to the proportion of patients who were alive without any need for oxygen support at Day 28 (the Phase 2 study’s primary endpoint). From the ITT analysis of this population, 45.8% in the EB05 + SOC arm versus 36.1% in the placebo + SOC arm achieved the primary endpoint (p=0.16). Similarly positive efficacy signals were also demonstrated in this same population for the proportion of patients who achieved at least a 2-point improvement on the WCSS. From the ITT analysis of this population, 46.7% in the EB05 + SOC arm versus 36.1% in the placebo + SOC arm achieved at least a 2-point improvement in on the WCSS (p=0.12). For mild Covid-19 patients at WCSS Level ≤4, the study did not detect meaningful clinical differences between the arms for these endpoints, which is likely the result of the baseline severity score being too close to the endpoint (WCSS of 3 or less) on these scoring scales. The Phase 2 study demonstrated that EB05 was well-tolerated and consistent with the observed safety profile to date.

Phase 3 of a Phase 2/Phase 3 Study

The Phase 3 part of our Phase 2/3 study is designed to assess the efficacy and safety of EB05 among hospitalized patients with severe and critical disease, for whom there continues to be limited treatment options and high mortality rates. The Phase 3 double-blind, placebo-controlled study design has been approved in Canada, Colombia, Poland, where recruitment is ongoing. In the U.S., the Food and Drug Administration (FDA) is currently reviewing our Phase 3 study design. We intend to harmonize the study protocol, where appropriate, across jurisdictions once we reach agreement with the FDA on the study design.

Previous Phase 1 and Phase 2 Clinical Studies of EB05

EB05 has demonstrated the ability to regulate inflammation and resolve fever and stabilize heart and breathing rates in human subjects that were injected with lipopolysaccharide (LPS) - a potent inducer of acute systemic inflammation. In previous Phase 1 and Phase 2 clinical studies, EB05 has demonstrated favorable safety and tolerability profiles.

In a previous Phase 1 study, EB05 was administered in healthy volunteers (HV) as a single intravenous infusion using a single ascending pharmacokinetic/pharmacodynamic dose design. EB05 was administered at different dose levels and was followed by in vivo LPS challenges. The study demonstrated that EB05 inhibited the release of various pro-inflammatory cytokines ( IL-6, TNF-α and CXCL10) as well as stabilized certain other vital signs for up to 22 days after the infusion of EB05. The study further demonstrated that cytokine response and baseline vital signs were restored at 40 days after EB05 infusion.

EB05 demonstrated a favorable safety profile in the Phase 1 study in healthy volunteers as well as a multiple-infusion Phase 2 study in subjects with rheumatoid arthritis (RA). In the Phase 1 study, doses ranged from 0.001 mg/kg up to 15mg/kg. The Phase 2 RA study was a multiple dose study where patients received one dose of EB05 5 mg/kg every two weeks for 12 weeks. In the Phase 1 study, a total of 60 subjects received EB05, and in the Phase 2 RA study, 61 patients were randomized to the EB05 group. There were no meaningful differences observed between the placebo and EB05 treatment groups with respect to the incidence of treatment emergent serious and non-serious adverse events in either of these studies.

Federal Reimbursement Grant from the Canadian Government

In February 2021, our wholly owned subsidiary Edesa Biotech Research, Inc. entered into a multi-year contribution agreement with the Canadian government’s Strategic Innovation Fund, or SIF. Under this agreement, the Government of Canada committed up to C$14.05 million ($11 million) in nonrepayable funding toward (i) the Phase 2 portion of our ongoing Phase 2/3 study of our investigation therapy EB05 in hospitalized Covid-19 patients, and (ii) certain pre-clinical research intended to potentially broaden the application of our experimental therapy. In the event that we breach our obligations under the agreement, subject to applicable cure, the SIF may exercise a number of remedies, including suspending or terminating funding under the Agreement, demanding repayment of funding previously received and/or terminating the Agreement. The performance obligations of Edesa Biotech Research under the contribution agreement are guaranteed by the Company. As of the date of this filing, we have met all of our performance and reporting requirements under the grant agreement.

Allergic Contact Dermatitis

Contact dermatitis is a common occupational and work-related skin condition. The disease can be either irritant contact dermatitis or ACD. Based on market research, we believe that together these conditions cost up to $2 billion annually in the United States as a result of lost work, reduced productivity, medical care and disability payments. Based on the prevalence data of contact allergy in the general population, which we sourced from scientific literature and market reports, we estimate that there are as many as 30 million people in the seven major markets (US, UK, Germany, France, Spain, Italy, Japan) and Canada with ACD, and of these, we estimate that 40% have chronic exposure or frequent recurring exposure to a causative allergen. Based on the mechanism of action and topical delivery, we believe that the total addressable patient population for EB01 is as high as five million people in the seven major markets and Canada.

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

The immune mechanisms involved in ACD are well documented. During the initial contact with the offending allergen, the immune system is sensitized. Upon subsequent contact, a delayed-type hypersensitivity reaction (Type IV) occurs at the point of contact between the skin and the allergen. As a cell-mediated response, the immune reaction primarily involves the interaction of T cells with antigens rather than an antibody response. More specifically, ACD involves an exogenous substance binding a cell surface protein to form a hapten that is recognized as a foreign antigen by the immune system. Haptens are known to signal through toll-like receptors, a family of receptors involved in the innate immune system, which leads to the induction of pro-inflammatory cytokines such as interleukin (IL)-1b. EB01 has been shown in preclinical studies to inhibit the production of pro-inflammatory cytokines induced via toll-like receptor signaling (IL-1b, IL-6, IL-8, MIP-1a, and TNF-α), suggesting that EB01 may address the underlying disease mechanism of ACD.

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

Current treatment plans begin by attempting to identify and remove exposure to the causative allergen. However, the causative allergen(s) is frequently not identified, and even when it is, avoiding exposure is often not possible (e.g., it is present in the workplace), according to our market research. To our knowledge, there are no drug treatment options specifically indicated for ACD. As such, physicians must utilize agents approved for other dermatological conditions. Topical corticosteroids are the most commonly used therapeutic intervention for ACD but cannot be used continuously since they have well-known side-effects including skin thinning, stretch marks, acne, stinging, burning and dryness. Other topical treatments for ACD include topical immunomodulators such as topical calcineurin inhibitors. However, these are less efficacious than topical corticosteroids and have an FDA “black box warning” for risk of malignancies. Systemic corticosteroids can be used for acute control of severe cases of ACD but have safety concerns including hypothalamic-pituitary-adrenal axis suppression, growth suppression and loss of bone-density, thereby limiting the utility of steroids for treating chronic disease. Finally, patients may be treated with systemic immunomodulators, which have “black box warnings” and associated safety issues. Systemic therapies also need to be tapered off each time the physician wants to patch test allergens to identify the source of a patient’s ACD.

EB01

Overview and Status

EB01 is a potential first-in-class, topical vanishing cream containing a novel, non-steroidal anti-inflammatory compound. EB01 exerts its anti-inflammatory activity through the inhibition of certain pro-inflammatory enzymes known as secretory phospholipase 2, or sPLA2. These enzymes are secreted by immune cells upon their activation and produce arachidonic acid via phospholipid hydrolysis, which, in turn, initiates a broad inflammatory cascade. The sPLA2 enzyme family plays a key role in initiating inflammation associated with many diseases, and we believe that targeting the sPLA2 enzyme family with enzyme inhibitors will have a superior anti-inflammatory therapeutic effect because the inflammatory process will be inhibited at its inception rather than after inflammation has occurred.

In September 2022, we completed enrollment in a multi-center, double-blind, placebo-controlled confirmatory Phase 2b study evaluating the safety and efficacy of various concentrations of EB01 cream in approximately 210 subjects. We anticipate that preliminary topline results will be available by mid-January 2023. A voluntary 90-day open-label extension with EB01 cream is also available for study patients once they complete their treatment in the main study.

Previous Clinical Results of EB01

EB01 has demonstrated efficacy for the treatment of ACD in two separate clinical trials. Both studies were double-blind, placebo/vehicle-controlled bilateral comparison studies to assess the safety, tolerability and efficacy of EB01 cream applied twice daily for the treatment of ACD of the hand and forearm as determined by the Contact Dermatitis Severity Index (CDSI), a physician’s visual assessment. The CDSI is a composite endpoint, which grades each symptom of the disease (dryness, scaling, redness, pruritus, and fissures) scored from 0 (none) to 3 (severe), with a maximum total severity score of 15. A diagnosis of ACD was confirmed by a positive patch test deemed to be clinically relevant by the investigator.

The first study (n=11) was a double-blind, placebo/vehicle-controlled clinical study to assess the safety and efficacy of topical 1% EB01 cream for the treatment of ACD. Subjects selected for inclusion had bilateral ACD. Prior to randomization, subjects were patch tested. The study was bilateral in design with one lesion treated with 1% EB01 cream twice daily, while a comparable lesion was treated with placebo cream. Disease severity was assessed before treatment (Day 0) and at Day 30 by the investigator using the CDSI. For each individual patient, the change in disease score in the drug-treated hand was compared to that in the placebo-treated hand, thus making the latter an internal control for each patient. The mean change from baseline for 1% EB01 cream treated lesions was 69.9%, compared to 36.5% in the placebo cream lesions (p=0.0024).

A second, larger (n=30) bilateral study was conducted to assess 2% EB01 cream applied twice daily for 21 consecutive days in connection with the treatment of ACD. To be included in the study, patients had to have bilateral ACD with a CDSI score of at least 10 on each side, with no more than a 1-point difference between lesions. At Day 21, EB01-treated lesions had a mean improvement from baseline of 56%, compared to 24% for those treated with placebo cream (p<0.001). Efficacy of the 2% EB01 cream was maintained through Day 42 (21-days after ending treatment) with a 49% decrease in total CDSI score for 2% EB01 cream-treated hands, compared to 15% in the placebo/vehicle-treated hands (p<0.001). Within the total CDSI score, EB01 demonstrated statistically significant reductions for each of the individual CDSI components (dryness, scaling, redness, pruritus, and fissures).

Total clinical experience with EB01, including the current Phase 2b study, has involved approximately 270 subjects. No serious adverse events have been encountered to date.

Pre-Clinical Results

EB01 has demonstrated anti-inflammatory activity in a variety of in vitro and in vivo preclinical pharmacology models. Using a model for hapten signaling indicative of ACD, lipopolysaccharide-stimulated peripheral blood mononuclear cells were treated with EB01 and shown to inhibit pro-inflammatory cytokines including IL-1b, IL-6, IL-8, MIP-1a, and TNF-α at the protein and mRNA expression levels. Additionally, the safety of EB01 has been established in several Good Laboratory Practice toxicology studies. Overall, EB01 was well-tolerated and systemic exposure was negligible (below the limit of detection). No genotoxicity was demonstrated in bacterial reverse mutation and micronucleus testing.

Hemorrhoids Disease

Hemorrhoids Disease (HD) is a common disorder, characterized by itching, inflammation, pain, tenderness, bleeding and difficulty defecating. According to National Institutes of Health reports, HD affects approximately 5% of the U.S. adult population, or approximately 12.5 million adults in the U.S. Almost half of individuals 50 years and older have experienced symptomatic hemorrhoids. Despite the high prevalence of hemorrhoids, we are not aware of any prescription drugs with an approved New Drug Application for the treatment of hemorrhoids. While there are commonly used prescription and over-the- counter products for HD, none has been approved by the FDA through the NDA process because they entered the market prior to 1962. The mechanism of action of these treatments is either general, such as steroids, or unknown, in the case of herbal remedies, and we are not aware of any reports published in medical journals on the efficacy or safety of any product currently marketed in the U.S. As a result of these factors, we believe that HD remains a significant unmet medical need and market opportunity.

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

The treatment of HD typically begins with conservative therapy consisting of diet and lifestyle modification, fiber supplements, sitz baths and stool softeners. In addition to this conservative therapy, physicians may prescribe topical steroids and analgesics. Because of the lack of effective prescription products, most hemorrhoid patients will use over-the-counter preparations or the prescription drugs available, which are similar to the over-the-counter treatment, but formulated with a higher dose. Based on public filings and reports, we estimate that as many as 4 million prescriptions are written and more than 20 million over-the-counter units are sold each year in the U.S. for the treatment of HD. Alternatives are invasive procedures, including rubber band ligation, the injection of a sclerosing agent, electrocoagulation, light therapy and hemorrhoidectomy.

EB02

Overview and Status

Our EB02 drug candidate represents a potential extension of our sPLA2 anti-inflammatory technology. Based on our analysis of clinical data in dermatitis, we believe that EB02, which is currently formulated as a cream, may be effective in treating the erythema, swelling and exudation associated with HD. Specifically, sPLA2 has been demonstrated to be a mediator of processes that characterize hemorrhoidal pathophysiology, including inflammation and micro-vascularization. In September 2019, we received approval from Health Canada to begin a clinical study of EB02 as a potential treatment for patients with grade I-III internal hemorrhoids. Our exploratory Phase 2a study is designed to assess the safety and efficacy of EB02 among hemorrhoid patients at investigational centers in Canada. The study plan includes up to 48 subjects in a randomized, double- blind, vehicle-controlled design. Should the initial results be encouraging, we plan to transition from a proof-of-concept study to a Phase 2 study of up to 80 to 400 subjects. In light of our focus on the development of EB05 and EB01, we are currently evaluating the timing for the initiation of this planned study of EB02.

Other Future Product Candidates

We are seeking to advance additional product candidates as well as add new disease indications for current product candidates, and from time to time we may request approval from regulators in various jurisdictions to initiate new clinical studies or amend the scope of current clinical studies. In addition, we plan to continue to identify, evaluate and potentially obtain rights to and develop additional clinical assets across various stages of development, focusing primarily on inflammatory and immune-related diseases.

Among our activities, we are preparing an investigational new drug application (IND) in the United States for our EB07 product candidate to conduct a future study in systemic sclerosis (SSc), an autoimmune rheumatic disorder that causes fibrosis, (scarring/hardening) of skin and internal organs such as the lungs, heart and kidneys. This project represents a potential additional use for our anti-TLR4 monoclonal antibody candidate in a chronic orphan disease with limited treatment options and high mortality and morbidity. We are also preparing a clinical trial application (CTA) in Canada for our EB06 product candidate to conduct a future study in vitiligo, a common autoimmune disorder that causes the skin to lose its color in patches. EB06 is a monoclonal antibody candidate that binds specifically and selectively to chemokine ligand 10 (CXCL10) and inhibits the interaction of CXCL10 with its receptor(s). We believe that there is significant scientific rationale for the potential utility of this mechanism of action to reduce disease symptoms and progression in vitiligo patients. Initiating recruitment in the EB07 or EB06 studies is subject to, among other limitations, regulatory approval of the respective applications.

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

We also hold an exclusive license from NovImmune SA, for patents and patent applications that cover our product candidates that utilize our anti-TLR4 and anti-CXCL10 monoclonal antibody technology in the United States, Canada and various other countries. Composition of matter patents, for which we hold an inbound license from NovImmune, have been issued that will expire as late as 2033 and 2028, respectively. We expect to seek patent term extension in the United States related to time under IND, which could extend protection. We have also filed additional method of use patent applications which we believe, if issued, could potentially prevent biosimilar substitution until as late as 2041. We have also filed provisional patent applications for use of these monoclonal antibody technologies in vitiligo (EB06) and systemic sclerosis (EB07).

In the event we are successful in commercializing a new drug candidate, we believe we would be eligible for data/market exclusivity, in addition to exclusivity rights granted through patent protection. We would be eligible for up to five years of exclusivity for EB01 and EB02 and up to twelve years of exclusivity for EB05 and EB06 after approval in the United States, and, for any of these drug products, eight years of exclusivity after approval in Canada and ten years of exclusivity after approval in the European Union.

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

License Agreement with NovImmune SA

In April 2020, our wholly owned subsidiary Edesa Biotech Research, Inc. entered into an exclusive license agreement with NovImmune SA, which operates under the brand Light Chain Bioscience, whereby we obtained exclusive rights throughout the world to certain know-how, patents and data relating to the monoclonal antibodies targeting TLR4 and CXCL10 (the Constructs). Edesa will use the exclusive rights to develop products containing these Constructs (the Licensed Products) for therapeutic, prophylactic and diagnostic applications in humans and animals. Unless earlier terminated, the term of the license agreement will remain in effect for twenty-five years from the date of first commercial sale of Licensed Products. Subsequently, the license agreement will automatically renew for five-year periods unless either party terminates the agreement in accordance with its terms.

Under the license agreement, we are exclusively responsible, at our expense, for the research, development manufacture, marketing, distribution and commercialization of the Constructs and Licensed Products and to obtain all necessary licenses and rights. Edesa is required to use commercially reasonable efforts to develop and commercialize the Constructs in accordance with the terms of a development plan established by the parties. In exchange for the exclusive rights to develop and commercialize the Constructs, we issued to NovImmune $2.5 million of newly designated Series A-1 Convertible Preferred Shares (all of which were subsequently converted into common shares) pursuant to the terms of a securities purchase agreement entered into between the parties concurrently with the license agreement. In addition, Edesa is committed to payments of various amounts to NovImmune upon meeting certain development, approval and commercialization milestones as outlined in the license agreement up to an aggregate amount of $356 million. We also have a commitment to pay NovImmune a royalty based on net sales of Licensed Products in countries where Edesa directly commercializes Licensed Products and a percentage of sublicensing revenue received by Edesa in the countries where Edesa does not directly commercialize Licensed Products.

The license agreement provides that Light Chain will remain the exclusive owner of existing intellectual property in the Constructs and that Edesa will be the exclusive owner of all intellectual property resulting from the exploitation of the Constructs pursuant to the license. Subject to certain limitations, Edesa is responsible for prosecuting, maintaining and enforcing all intellectual property relating to the Constructs. During the term of the agreement, Edesa also has the option to purchase the licensed patents and know-how at a price to be negotiated by the parties. If Edesa defaults or fails to perform any of the terms, covenants, provisions or its obligations under the license agreement, Light Chain has the option to terminate the license agreement, subject to providing Edesa an opportunity to cure such default. The license agreement is also terminable by Light Chain upon the occurrence of certain bankruptcy related events pertaining to Edesa. In connection with the license agreement and pursuant to a purchase agreement entered into by the parties in April 2020, we acquired from NovImmune its inventory of the TLR4 antibody for an aggregate purchase price of $5.0 million.

License and Development Agreement with Pendopharm

In August 2017, our wholly owned subsidiary, Edesa Biotech Research, Inc. entered into an exclusive license and development agreement with Pendopharm, a division of Pharmascience Inc. Pursuant to the license and development agreement, we granted to Pendopharm an exclusive license throughout Canada to certain know-how, patents and data for the sole purpose of obtaining regulatory approval for certain pharmaceutical products to allow Pendopharm to distribute, market and sell the licensed products for human therapeutic use in certain gastrointestinal conditions. If Pendopharm elects not to seek regulatory approval of the applicable product, the applicable product will be removed from the license rights granted to Pendopharm and will revert to us. If Pendopharm elects to seek regulatory approval in Canada for the sale and marketing of the applicable product, Pendopharm will be responsible for obtaining regulatory approval for the applicable licensed product in Canada. In exchange for the exclusive rights to market, import, distribute, and sell the pharmaceutical products, Pendopharm is required to pay us a royalty in respect of aggregate annual net sales for each pharmaceutical product sold in Canada. Unless earlier terminated, the term of the license and development agreement will expire, on a licensed product by licensed product basis, on the later to occur of (i) the date that is 13 years after the first commercial sale of the licensed product in Canada; (ii) the date of expiry of the last valid licensed patent in Canada relating to the licensed product; or (iii) the date of expiry of any period of exclusivity granted to the licensed product by a regulatory authority in Canada. The license and development agreement shall also terminate upon the termination of certain license agreements that Edesa has with third parties. Pendopharm also has the right to terminate the license and development agreement for any reason upon 120 days notice to us.

License Agreements with Yissum and Inventor

In June 2016, our wholly owned subsidiary, Edesa Biotech Research, Inc., entered into an exclusive license agreement with Yissum, which was subsequently amended in April 2017, May 2017 and October 2022. Pursuant to the license agreement as amended, we obtained exclusive rights throughout the world to certain know-how, patents and data relating to a pharmaceutical product for the following fields of use: therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. Unless earlier terminated, the term of the license agreement will expire on a country by country basis on the later of (i) the date of expiry of the last valid licensed patent in such country; (ii) the date of expiry of any period of exclusivity granted to a product by a regulatory authority in such country or (iii) the date that is 15 years after the first commercial sale of a product in such country.

Under the license agreement, we are exclusively responsible, at our expense, for the development of the product, including conducting clinical trials and seeking regulatory approval for the product, and once regulatory approval has been obtained, for the commercialization of the product. We are required to use our commercially reasonable efforts to develop and commercialize the product in accordance with the terms of a development plan established by the parties. Subject to certain conditions, we are permitted to engage third parties to perform our activities or obligations under the agreement. In exchange for the exclusive rights to develop and commercialize the product for topical dermal applications and anorectal applications, we are committed to payments of various amounts to Yissum upon meeting certain milestones outlined in the license agreement up to an aggregate amount of $18.4 million after deducting $0.2 million that is included in the commitments for the year ending September 30, 2023. In addition, in the event of a divestiture of substantially all of our assets, we are obligated to pay Yissum a percentage of the valuation of the licensed technology sold as determined by an external objective expert. We also have a commitment to pay Yissum a royalty based on net sales of the product in countries where we, or an affiliate of ours, directly commercializes the product and a percentage of sublicensing revenue received by us and our affiliates in the countries where we do not directly commercialize the product.

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

In March 2021, through Edesa Biotech Research, Inc., we entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement with Yissum. As a result of the license agreement entered into with inventor, Edesa now holds exclusive global rights to the pharmaceutical product that forms the basis of our EB01 and EB02 drug candidates for all fields of use in humans and animals. We are required to use commercially reasonable efforts to develop and commercialize the product in accordance with the terms of a development plan established by the parties. Edesa is exclusively responsible, at its expense, for the development of the product. We are committed to remaining payments of up to an aggregate amount of $69.1 million, primarily relating to future potential commercial approval and sales milestones. In addition, if we fail to file an IND or foreign equivalent for the product within a certain period of time following the date of the agreement, we are required to remit to the inventor a fixed license fee annually as long as the requirement to file an IND remains unfulfilled. Edesa also has a commitment to pay the inventor a royalty based on net sales of the product in countries where Edesa, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by Edesa and its affiliates in the countries where the company does not directly commercialize the product. Subject to certain exceptions, we have undertaken to indemnify Licensor against any liability, including product liability, damage, loss or expense derived from the use, development, manufacture, marketing, sale or sublicensing of the licensed product and technology.

Manufacturing and Marketing

We rely, and expect to continue to rely for the foreseeable future, on third-party contract manufacturing organizations, or CMOs, to produce both our synthetic chemical and biological product candidates for clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. We believe that this strategy will enable us to direct operational and financial resources to the development of our product candidates rather than diverting resources to establishing manufacturing infrastructure. Our current arrangements with our manufacturers are subject to customary industry terms and conditions, and manufacturing is performed on an as-requested basis. While we have not experienced significant shortages of raw materials to date, as a result of increased industry demand, CMOs have generally reported that supplies of raw materials and critical components necessary for manufacturing processes have been more challenging and expensive to obtain, and longer lead times may be required for scheduling future production runs. We believe that we have sufficient supplies on hand to complete our clinical studies of EB05 and EB01.

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

Because we are focused on the discovery and development of drugs, we do not have any marketing or distribution capabilities, nor are we at a stage where we would have any customers for our investigational medicines. If we receive marketing approval or emergency use authorization in the United States, Canada or Europe for a product candidate, we plan to either build the capabilities to commercialize the product candidate in the applicable region with our own focused, specialized sales force, or alternatively, outsource the sales and marketing infrastructure necessary to market and sell our products. We also plan to utilize strategic licensing, collaboration, distribution or other marketing arrangements with third parties for the further development or commercialization of our products and product candidates, where applicable, such as in areas or regions outside North America where a partner may contribute additional resources, infrastructure and expertise.

Competition

The pharmaceutical and biotechnology industry is highly competitive, and the development and commercialization of new drugs is influenced by rapid technological developments and innovation. We face competition from companies developing and commercializing products that will be competitive with our drug candidates, including large pharmaceutical and smaller biotechnology companies, many of which have greater financial and commercial resources than we do. For our EB01 and EB02 product candidates, our potential competitors include, among others, Aclaris Therapeutics, Inc., Brickell Biotech, Inc., Citius Pharmaceuticals Inc., Dermavant Sciences, Inc. and Leo Pharma A/S. For our EB05 product candidate, there are numerous competing therapies, including prophylactic vaccines for the SARS-Cov2 virus, experimental stem cell therapies, novel therapeutics and repurposed commercial drugs. Our potential competitors include, among others: Aqualung Therapeutics Corporation, Athersys, Inc., Eli Lilly and Company, Enzychem Lifesciences Corp., Kiniksa Pharmaceuticals, Ltd., Merck & Co, Inc., Mesoblast Limited, Pfizer Inc., Regeneron Pharmaceuticals, Inc., Roche Holding AG and Veru Inc. For any future product for vitiligo or systemic sclerosis, potential competitors, include, among others: Bausch Health, Galderma Laboratories, LP, Incyte Corporation, Boehringer Ingelheim AG, Chemomab Therapeutics Ltd., F. Hoffmann-La Roche AG, GlaxoSmithKline plc., Merck & Co., Inc., Mitsubishi Tanabe Pharma Corporation, Sanofi S.A. and Seagen, Inc. Some of the competing product development programs may be based on scientific approaches that are similar to our approach, and others may be based on entirely different approaches. Potential competitors also include new entrants to the market, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization of products similar to ours or that otherwise target indications that we are pursuing. Key factors affecting the success of any approved product will be its efficacy, safety profile, drug interactions, method of administration, pricing, reimbursement and level of promotional activity relative to those of competing drugs. We believe that our product candidates will compete favorably with respect to such factors. However, we may not be able to maintain our competitive position against current and potential competitors.

Government Regulation

We plan to conduct clinical studies and seek approvals for our product candidates in the United States, Canada, European Union and other jurisdictions. Therefore, we currently are, and may in the future be, subject to a variety of national and regional regulations governing clinical trials as well as commercial sales and distribution of our products, if approved.

To conduct clinical trials for our product candidates, we rely on third parties, such as contract research organizations, medical institutions and clinical investigators. Although we have entered into agreements with these third parties, we continue to be responsible for confirming that each of our clinical trials is conducted in accordance with our investigational plan or research protocol, as well as International Conference on Harmonization Good Clinical Practices, or GCP, which include guidelines for conducting, recording and reporting the results of clinical trials.

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

United States Regulations

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

•

Submission to the FDA of an Investigational New Drug application (IND), which must become effective before human clinical trials may begin. As part of an IND application to the FDA, trial sponsors submit the results of pre- clinical tests, together with manufacturing information and analytical data. The IND automatically becomes effective 30-days after receipt by the FDA, unless the FDA, within the 30-day time frame, has questions or concerns about the proposed study. In such a case, the IND sponsor and the FDA must resolve any outstanding items before the clinical trial can begin. A separate submission to an existing IND must also be made for each successive phase of a clinical trial conducted during product development.

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

•

Multiple Phases of Human Clinical Trials. Drug developers conduct adequate and well-controlled human clinical trials that establish the safety and efficacy of the product candidate for the intended use, typically in the following three stages, which are often sequential but may overlap:

-

Phase 1: The clinical trials are initially conducted in a limited population to test the product candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy human volunteers or, on occasion, in patients, such as cancer patients. Phase 1 clinical trials can be designed to evaluate the impact of the product candidate in combination with currently approved drugs.

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

•

New Drug Application (NDA) or Biologics License Application (BLA). The results of the nonclinical studies and clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the drug and proposed labeling, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the drug for one or more specified indications. The FDA reviews an application to determine, among other things, whether a drug is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. FDA approval of an NDA or BLA must be obtained before a drug may be offered for sale in the United States. The FDA may deny approval of an NDA or BLA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data. Even if such data are submitted, the FDA may ultimately decide that the application does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators do. Once issued, the FDA may withdraw a drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require further testing, including Phase 4 clinical trials (postmarketing), and surveillance programs to monitor the effect of approved drugs which have been commercialized. The FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to a drug, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or BLA or a supplement, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials. In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers.

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

In addition, a new drug may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life- threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient drug development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

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

Canada Regulations

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

Prior to being given market authorization for a drug product, a manufacturer must present substantive scientific evidence of a product’s safety, efficacy and quality as required by the Food and Drugs Act (Canada) and its associated regulations, including the Food and Drug Regulations. This information is usually submitted in the form of a New Drug Submission (NDS). Health Canada reviews the submitted information, sometimes using external consultants and advisory committees, to evaluate the potential benefits and risks of a drug. If after the review, the conclusion is that the patient benefits outweigh the risks associated with the drug, the drug is issued a Drug Identification Number (DIN), followed by a Notice of Compliance (NOC), which permits the market authorization holder (i.e., the NOC and DIN holder) to market the drug in Canada. Drugs granted an NOC may be subject to additional postmarket surveillance and reporting requirements.

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

Employees

As of the date of this filing, we have 16 full-time employees: ten employees are primarily engaged in research and development, and six employees are engaged in management, administration, business development and finance. All employees are located in Canada or the U.S. None of our employees are members of any labor unions.

We take pride in the diversity of our workforce and being an equal opportunity employer. As a growth-oriented company focused on innovation, we strive to foster diversity and inclusion. As of the date of this filing, women represented more than 50% of all employees, and individuals from underrepresented racial or ethnic groups, or who are foreign born, represented more than 50% of our employees.

Legal Proceedings

We are not currently subject to any material legal proceedings.

Corporate Information

We are a British Columbia, Canada corporation founded in 2007 and operate through our wholly owned subsidiaries, Edesa Biotech Research, Inc., an Ontario, Canada corporation and Edesa Biotech USA, Inc., a California, USA corporation. In June 2019, we acquired the Ontario corporation through a reverse acquisition and changed our name to Edesa Biotech, Inc.

Our executive offices are located at 100 Spy Court, Markham, Ontario, L3R 5H6, Canada. Our phone number is 289-800- 9600. Our registered and records office is 2900 - 550 Burrard Street, Vancouver, British Columbia, V6C 0A3, Canada. Our website address is www.edesabiotech.com. The contents of our website or social media postings are not part of our SEC reports for any purpose or otherwise incorporated by reference. Any references to website addresses contained in this report are intended to be inactive textual references only.

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

Item 1A. RISK FACTORS.

Certain factors may have a material adverse effect on our business, prospects, financial condition and results of operations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes, before deciding to invest in our common shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, many of the following risk factors could be exacerbated by any worsening of the global business and economic environment. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected.

Risks Related to Our Business

We are a late-stage biopharmaceutical company with no products approved for commercial sale, and we have incurred significant losses since our inception and expect to continue to incur losses and may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. At September 30, 2022, we had an accumulated deficit of $44.04 million. We have historically financed operations primarily through issuances of common shares, the exercise of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed the development of any of our drug candidates.

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

We expect our research and development expenses to increase substantially in the future, particularly for any drug candidates beyond Phase 2 clinical development or if we expand the number of drug candidates in clinical studies. In addition, if we obtain marketing approval for any of our product candidates that are not then subject to licensing, collaboration or similar arrangements with third parties, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce or eliminate research and development programs or future commercialization efforts.

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

Deterioration in general economic conditions in the United States, Canada and globally, including the effect of prolonged periods of inflation on our suppliers, third-party service providers and potential partners, could harm our business and results of operations.

Our business and results of operations could be adversely affected by changes in national or global economic conditions. These conditions include but are not limited to inflation, rising interest rates, availability of capital markets, energy availability and costs, the negative impacts caused by pandemics and public health crises, negative impacts resulting from the military conflict between Russia and the Ukraine, and the effects of governmental initiatives to manage economic conditions. Impacts of such conditions could be passed on to our business in the form of higher costs for labor and materials, higher investigator fees, possible reductions in pharmaceutical industry-wide spending on research and development and acquisitions and higher costs of capital.

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

We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws, privacy laws and other laws governing our operations. If we fail to comply with these laws, it could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, or the FCPA, and other anti-corruption laws that apply in countries where we do business and may do business in the future. We are also subject to other laws and regulations governing our international operations, including regulations administered by the government of the United States and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti- corruption laws. If we are not in compliance, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti- corruption laws or trade control laws by U.S. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition. Similarly, compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and our failure to comply with data protection laws and regulations could lead to government enforcement actions, which would cause our business and reputation to suffer.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and collaborators, including intentional failures to comply with FDA or Office of Inspector General regulations or similar regulations of comparable non-U.S. regulatory authorities, provide accurate information to the FDA or comparable non-U.S. regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. Such actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

Despite the implementation of security measures, our computer systems and those of third parties with which we contract are vulnerable to damage, including damage from cyber attacks, ransomware attacks, computer viruses, unauthorized access, human error and technological errors, natural disasters and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our product research, development and commercialization efforts could be delayed.

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

We may publicly disclose interim, top-line or initial data from time to time that is based on a preliminary analysis of then- available efficacy and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimates, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Interim, top-line and initial data should be viewed with caution until the final data are available. In addition, the information we may publicly disclose regarding a particular preclinical or clinical study is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the interim, top-line or initial data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed or delayed, which could harm our business, financial condition, operating results or prospects.

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

•	insufficient supply or deficient quality of product candidates supply or materials to produce our product candidates or other materials necessary to conduct our clinical trials;
•	delays in obtaining regulatory agreement for the conduct of the clinical trials;
•	lower than anticipated enrollment and retention rate of subjects in clinical trials;
•	serious and unexpected drug-related side effects experienced by patients in clinical trials;
•	failure of third-party contractors to meet their contractual obligations in a timely manner;
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

If the commercial opportunity in chronic ACD or ARDS is smaller than we anticipate, our future revenue from EB01 or EB05, as applicable, will be adversely affected and our business will suffer.

It is critical to our ability to grow and become profitable that we successfully identify patients with chronic ACD or ARDS. Our estimates of the number of people who have these conditions as well as the subset who have the potential to benefit from treatment with EB01 or EB05, are based on a variety of sources, including third-party estimates and analyses in the scientific literature, and may prove to be incorrect. Further, new information may emerge that changes our estimate of the prevalence of these diseases or the number of patient candidates for these drug candidates. The effort to identify patients for our other potential target indications is at an early stage, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for our drug candidates may be limited or may not be amenable to treatment with our drug candidates, and new patients may become increasingly difficult to identify or access. If the commercial opportunity for these conditions is smaller than we anticipate, our future financial performance may be adversely impacted.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Competitors may also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of our competitors have significantly greater financial resources and expertise than we do. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are approved for broader indications or patient populations, or are more convenient or less expensive than any products that we develop and commercialize. Our competitors may also obtain marketing approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market. If approved, our product candidates will compete for a share of the existing market with numerous other products being used to treat ACD, ARDS, or any other indications for which we may receive government approval.

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

Our ability to commercialize EB01, EB05 or any other product candidate successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third- party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

 If we believe we meet eligibility requirements, we intend to apply for various regulatory incentives in the United States, such as breakthrough therapy designation, fast track designation, accelerated approval and priority review, where available, that provide for expedited review and/or other benefits, and we may also seek similar designations elsewhere in the world. Often, regulatory agencies have broad discretion in determining whether or not product candidates qualify for such regulatory incentives and benefits and we cannot guarantee we would be successful in obtaining beneficial regulatory designations by FDA or other regulatory agencies. Even if approved, expedited designations may not result in faster development processes, reviews or approvals compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may later decide that any of our development programs no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. If we are not able to obtain or maintain such designations for EB05 or other product candidates, it could delay and/or negatively impact our ability to obtain regulatory approval.

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

In April 2020, we entered into an exclusive license agreement with NovImmune SA to obtain exclusive rights throughout the world to certain know-how, patents and data relating to the monoclonal antibodies targeting TLR4 and CXCL10. We are using these rights to develop EB05 as a potential treatment for ARDS and other disease indications. If we default or fail to perform any of the terms, covenants, provisions or our obligations under the License Agreement, including milestone payments, NovImmune has the option to terminate the License Agreement, subject to advance notice to cure such default. Any termination of this license agreement would have a materially adverse impact on our business and results from operations.

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

If we fail to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common shares, the delisting could adversely affect the market liquidity of our common shares and the market price of our common shares could decrease and our ability to access the capital markets could be negatively impacted.

Our common shares are listed on The Nasdaq Capital Market. There can be no assurance that we will be able to continue to maintain compliance with the Nasdaq continued listing requirements, and if we are unable to maintain compliance with the continued listing requirements, including the $1.00 Minimum Bid Price Requirement set forth in Nasdaq Listing Rule 5550(a)(2), our securities may be delisted from Nasdaq, which could reduce the liquidity of our common shares materially and result in a corresponding material reduction in the price of our common shares. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees, suppliers and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common shares when you wish to do so. Further, if we were to be delisted from Nasdaq, our common shares may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common shares.

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

We do not currently intend to pay dividends on our common shares in the foreseeable future, and consequently, any gains from an investment in our common shares will likely depend on appreciation in the price of our common shares.

We have never declared or paid cash dividends on our common shares and do not anticipate paying any cash dividends to holders of our common shares in the foreseeable future. Consequently, investors must rely on sales of their common shares and warrants after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that our common shares will appreciate in value or even maintain the price at which the shareholders have purchased their shares.

A sale of a substantial number of our common shares in the public market could cause the market price of our common shares to drop significantly, even if our business is doing well.

The price of our common shares could decline as a result of sales of a large number of our common shares or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In addition, in the future, we may issue additional common shares, warrants or other equity or debt securities convertible into common shares in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and could cause the price of our common shares to decline.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common shares, the price of our common shares could decline.

The trading market for our common shares relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common shares could decline if one or more equity analysts downgrade our common shares or if analysts issue other unfavorable commentary or cease publishing reports about us or our business.

Our Articles allow for our board of directors to create new series of preferred shares without further approval by the shareholders, which could adversely affect the rights of the holders of our common shares.

As previously approved by our shareholders, our board of directors has the authority to authorize up to an unlimited number of a new series of our preferred shares and to fix and determine the special rights and restrictions of that series without further shareholder approval, subject to the terms set out in the Articles and unless otherwise required by the Business Corporations Act (British Columbia). As a result, our board of directors could authorize the creation of a series of our preferred shares that would grant to holders of the preferred shares a right to our assets upon liquidation before a distribution to the holders of our common shares. In addition, our board of directors could authorize the creation of a new series of our preferred shares that is convertible into our common shares, which could result in dilution to existing shareholders.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes- Oxley Act of 2002 could have a material adverse effect on our share price.

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

A special set of U.S. federal income tax rules applies to a foreign corporation that is deemed a passive foreign investment company (PFIC) for U.S. federal income tax purposes. Based on our audited financial statements, income tax returns, and relevant market and shareholder data, we believe that we likely will not be classified as a PFIC in the September 30, 2022 taxable year. There can be no assurance, however, that we will not be considered to be a PFIC for any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control, generally cannot be determined until the close of the taxable year in question, and is determined annually. If we are deemed to be a PFIC during the current or any future taxable year, U.S. shareholders would be subject to special taxation rules related to gain on sale or disposition of our shares and excess distributions unless they make a timely election to treat our shares as a qualified electing fund (QEF election). A QEF election cannot be made unless we provide U.S. shareholders the information and computations needed to report income and gains pursuant to a QEF election. Without a QEF election, U.S. shareholders may not be able to use capital gains tax treatment and may be subject to potentially adverse tax consequences. Given the complexities of the PFIC and QEF election rules, U.S. shareholders may need to incur the time and expense of consulting a tax adviser about these rules.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

We currently lease approximately 2,800 square feet of office space in Markham, Ontario, from a related company under a lease that expires in December 2022, with an option to renew for another two-year term. We anticipate extending the lease through December 2024.

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

Holders

As of December 14, 2022, we had 19,353,351 common shares outstanding, with 44 shareholders of record. The number of record shareholders was determined from the records of our stock transfer agent and does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms.

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

Item 6. RESERVED.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by such forward-looking statements as a result of many important factors, including those set forth in Part I of this Annual Report on Form 10-K under the caption “Risk Factors.” Please see “Forward-Looking Statements and Other Matters” in Part I above. We do not undertake any obligation to update forward- looking statements to reflect events or circumstances occurring after the date of this Annual Report.

Operating and Financial Review and Prospects

Overview

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and our wholly owned subsidiaries, Edesa Biotech Research, Inc. and Edesa Biotech USA, Inc.

Our operations have been funded primarily through issuances of common shares, exercises of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed the development of any of our drug candidates. We believe our cash and cash equivalents on hand, including net proceeds from equity offering completed subsequent to the end of the fiscal year, and reimbursements of eligible research and development expenses under our contribution agreement with the Canadian government are sufficient to support the Company’s operations for at least the next 12 months.

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

Results of Operations

Fiscal Year Ended September 30, 2022 Compared to the Fiscal Year Ended September 30, 2021

Our total operating expenses decreased by $5.31 million to $18.37 million for the year ended September 30, 2022 compared to $23.68 million for the prior year:

•	Research and development expenses decreased by $4.61 million to $13.34 million for the year ended September 30, 2022 compared to $17.95 million for the prior year primarily due to decreased milestone payments, external research expenses related to our clinical studies and investigational drug product manufacturing expenses, which were partially offset by increased personnel expenses.

•	General and administrative expenses decreased by $0.69 million to $5.04 million for the year ended September 30, 2022 compared to $5.73 million for the prior year primarily due to a decrease in noncash share-based compensation, which was partially offset by increased public company expenses.

Total other income decreased by $9.52 million to $0.82 million for the year ended September 30, 2022 compared to $10.34 million for the prior year primarily due to a decrease in grant income associated with the completion of clinical study activities under our federal reimbursement grant with the Canadian government’s Strategic Innovation Fund.

For the year ended September 30, 2022, our net loss was $17.55 million, or $1.05 per common share, compared to a net loss of $13.34 million, or $1.10 per common share, for the year ended September 30, 2021.

Capital Expenditures

Our capital expenditures primarily consist of computer and office equipment. There were no significant capital expenditures for the years ended September 30, 2022 and 2021.

Liquidity and Capital Resources

As a clinical-stage company we have not generated significant revenue, and we expect to incur operating losses as we continue our efforts to acquire, develop, seek regulatory approval for and commercialize product candidates and execute on our strategic initiatives. Our operations have historically been funded through issuances of common shares, exercises of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. For the years ended September 30, 2022 and 2021, we reported net losses of $17.55 million and $13.34 million, respectively.

In March 2022, we completed a registered direct offering of 1,540,000 common shares, no par value, and pre-funded warrants to purchase up to an aggregate of 1,199,727 common shares. In a concurrent private placement, we issued common share purchase warrants to purchase an aggregate of up to 2,739,727 common shares. After deducting the placement agent fees and offering expenses, net proceeds to the Company were approximately $9.01 million.

In November 2021, we entered into an equity distribution agreement with RBC Capital Markets, LLC (RBCCM), as sales agent, which was subsequently terminated in March 2022. Pursuant to the terms of the agreement, as amended, the Company could offer and sell, from time to time, common shares through an at-the-market offering program for up to $15.4 million in gross cash proceeds. During the term of the agreement, we sold a total of 626,884 common shares. After deducting commissions and direct costs, net proceeds totaled approximately $2.62 million.

Under our contribution agreement with the Canadian government’s Strategic Innovation Fund (SIF), we are eligible to receive cash reimbursements up to C$14.05 million (approximately $11 million USD) in the aggregate for certain research and development expenses related to our EB05 clinical development program. For the years ended September 30, 2022 and 2021, we recorded grant income of $0.78 million and $10.34 million respectively.

At September 30, 2022, the Company had cash and cash equivalents of $7.09 million, working capital of $6.95 million, shareholders’ equity of $9.39 million and an accumulated deficit of $44.04 million.

Subsequent to the fiscal year end, on November 2, 2022, we completed a private placement of units consisting of 2,691,337 common shares, 12-month warrants to purchase up to an aggregate of 1,345,665 common shares and 3-year warrants to purchase up to an aggregate of 1,345,665 common shares. The gross proceeds from this offering are approximately $3.0 million, before offering expenses.

We plan to finance company operations over the course of the next twelve months with cash and cash equivalents on hand, including net proceeds from equity offering completed subsequent to the end of the fiscal year, and reimbursements of eligible research and development expenses under our contribution agreement with the Canadian government. Management has flexibility to adjust this timeline by making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures and manufacturing campaigns, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations in the future, we plan to seek additional financing through the sale of equity, government grants, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. There is no assurance that adequate funding will be available to us or, if available, that such funding will be available on terms that we or our shareholders view as favorable. Market volatility, inflation, interest rates, government policies and concerns related to the war in Ukraine and the Covid-19 pandemic may have a significant impact on the availability of funding sources and the terms at which any funding may be available.

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

Research and development expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Our research and development costs were $13.34 million and $17.95 million for the years ended September 30, 2022 and 2021, respectively. The decrease was due primarily to decreased milestone payments, external research expenses related to our ongoing clinical studies and investigational drug product manufacturing expenses, which were partially offset by increased personnel expenses.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Foreign Exchange Risk

Our exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. We have balances in Canadian dollars which are subject to foreign currency fluctuations relating to the impact of translating to U.S. dollars for financial statements presentation. We also periodically exchange U.S. dollars for Canadian dollars since most operating expenses are incurred in Canadian dollars. The fluctuation of the U.S. dollar in relation to the Canadian dollar will have an impact upon our profitability and may also affect the value of our assets and the amount of shareholders’ equity. We have not entered into any agreements or purchased any instruments to hedge possible currency risks. At September 30, 2022, we had assets denominated in Canadian dollars of approximately C$7.1 million and the U.S. dollar exchange rate as at this date was equal to 1.3742 Canadian dollars. Based on the exposure at September 30, 2022, a 10% annual change in the Canadian/U.S. exchange rate would impact our net loss and other comprehensive loss by $0.52 million.

Concentration of Credit Risk

We are potentially subject to financial instrument concentration of credit risk through our cash and cash equivalents, and accounts and other receivable. We place our cash and cash equivalents in money market mutual funds of U.S. government securities or financial institutions believed to be credit worthy and perform periodic evaluations of their relative credit standing.

Accounts and other receivable include Harmonized Sales Tax (HST) refunds receivable from the Canada Revenue Agency and reimbursements receivable from the Canadian government’s Strategic Innovation Fund (SIF). We assess the collectability of our accounts receivable through a review of our current aging and payment terms, as well as an analysis of our historical collection rate, general economic conditions and credit status of the government agencies. As of September 30, 2022 and 2021, all outstanding accounts and other receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.

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

Accounts and other receivable

Accounts and other receivable include Harmonized Sales Tax (HST) refunds receivable and reimbursements receivable from the Canadian government’s Strategic Innovation Fund (SIF). As of September 30, 2022, all outstanding accounts, grants and HST refunds receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.

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

Right-of-Use assets

We recognize operating lease right-of-use (ROU) assets and operating lease liabilities on the balance sheet for operating leases with terms longer than 12 months. We follow the ongoing practical expedient not to recognize operating lease right-of-use assets and operating lease liabilities for short-term leases. The ROU assets are initially measured at cost and amortized using the straight-line method through the end of the lease term. The lease liabilities are initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using our incremental borrowing rate.

Share-based compensation

We measure the cost of equity-settled transactions by reference to the fair value of the equity instruments at the date at which they are granted if the fair value of the goods or services received by the Company cannot be reliably estimated.

We grant options to buy common shares of the Company to our directors, officers, employees and consultants, and grant other equity-based instruments such as warrants to non- employees. The fair value of share-based compensation is measured on the date of grant, using the Black-Scholes option valuation model and is recognized over the vesting period for employees or the service period for non-employees, net of forfeitures as they occur. The provisions of our share-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore we classify the awards as equity. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying common shares, risk-free interest rate, dividend yield, and expected life of the option.

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

For other transactions denominated in currencies other than our functional currency, the monetary assets and liabilities are translated at the year-end rates. Revenue and expenses are translated at rates of exchange prevailing on the transaction dates. Non-monetary balance sheet and related income statement accounts are remeasured into U.S. dollar using historical exchange rates. All of the exchange gains or losses resulting from these other transactions are recognized in the statements of operations and comprehensive loss.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2022, were effective.

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

Management has used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (2013)” to evaluate the effectiveness of our internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting and concluded that such internal control over financial reporting was effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Not applicable.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Our directors and their ages as of the date of this filing are set forth below.

Name	Age	Position(s) Held	Director Since
Jennifer Chao (1)(2)(3)	52	Director	March 28, 2022
Lorin Johnson, PhD (2)	70	Director	June 7, 2019
Sean MacDonald (1)(3)	46	Chairman of the Board of Directors	June 7, 2019
Pardeep Nijhawan, MD	52	Director, Chief Executive Officer and Corporate Secretary	June 7, 2019
Frank Oakes (3)	72	Director	April 9, 2010
Paul Pay (2)	68	Director	June 7, 2019
Carlo Sistilli, CPA, CMA (1)	66	Director	June 7, 2019

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

Jennifer M. Chao has over 25 years of experience in the biotech and life sciences industries focused primarily on finance and corporate strategy. She is Managing Partner of CoreStrategies Management, LLC, a company she founded in 2008. She currently serves on the Board of Directors of Endo International plc. (Nasdaq: ENDP) and is a member of Endo’s Audit Committee and Compliance Committee. Prior to joining Endo, Ms. Chao served as a Director (since 2015) and as Board Chair (since October 2019) of BioSpecifics Technologies Corp. until its acquisition by Endo in December 2020. She also served as Chair of BioSpecifics’ Compensation Committee and as a member of its Audit Committee, Strategy Committee, Intellectual Property Committee, and Nominating and Corporate Governance Committee. In addition, since March 2022, she has been a Board Director of Cardiol Therapeutics Inc. (Nasdaq: CRDL) and serves as Chair of Cardiol’s Corporate Governance and Compensation Committee. Additionally, from 2004 to 2008, Ms. Chao was Managing Director and Senior Lead Biotechnology Securities Analyst at Deutsche Bank. Prior to that, Ms. Chao served as Managing Director and Senior Lead Biotechnology Analyst at RBC Capital Markets and Vice President, Senior Biotechnology Analyst at Leerink Swann & Co. Ms. Chao was a research fellow at Massachusetts General Hospital/Harvard Medical School, as a recipient of the BioMedical Research Career Award, and received her B.A. in Politics and Greek Classics from New York University. Ms. Chao’s qualifications to serve on the board of directors include her extensive experience in the life science industry, corporate strategy and U.S. capital markets.

Lorin Johnson, PhD is a seasoned pharmaceutical entrepreneur and innovator with more than 30 years of experience in building companies. He has been a member of our board of directors since June 2019, having previously served as a director of the company’s principal operating subsidiary, Edesa Biotech Research, Inc., from its founding in January 2015 to January 2016. Dr. Johnson is currently the Chief Scientist of Glycyx Pharma Ventures Ltd., a biopharma investment and development company he founded in March 2016. Prior to Glycyx, Dr. Johnson cofounded Salix Pharmaceuticals, Inc., a specialty pharmaceutical company, and held senior leadership positions prior to its acquisition by Valeant Pharmaceuticals International, Inc. in April 2015. Earlier in his career, Dr. Johnson served as Director of Scientific Operations and Chief Scientist at Scios, Inc. (formerly California Biotechnology, Inc). In addition to Edesa, he currently serves on the board of 9Meters Biopharma, Inc. (Nasdaq: NMTR), and is a member of 9Meters’ Audit Committee, Compensation Committee (chair) and Nominating and Governance Committee. He also serves on the boards of Glycyx MOR, Inc., Intact Therapeutics, Inc., Kinisi Therapeutics, Ltd. and NeVAP, Inc. Dr. Johnson has also held academic positions at Stanford University School of Medicine where he served as an Assistant Professor of Pathology and at the University of California, San Francisco. He is the coauthor of 76 journal articles and book chapters and is the coinventor on 23 issued patents. Dr. Johnson holds a PhD from the University of Southern California and was a Postdoctoral Fellow at the University of California, San Francisco. Dr. Johnson’s qualifications to serve on the board of directors include his knowledge of our business and his significant experience in the pharmaceutical industry.

Sean MacDonald has chaired our Board since June 2019, having previously served as a director of the company’s principal operating subsidiary, Edesa Biotech Research Inc., since September 2017. In his career, he has led and closed multiple licensing transactions, financings, acquisitions and divestments, and corporate strategy for several pharmaceutical and biotechnology companies. Mr. MacDonald is currently an advisor to venture capital groups and biotechnology companies, including Finchley Healthcare Ventures and Dark Canyon Laboratories, a position he has held since April 2022. From August 2021 to April 2022, he was the Chief Business Officer of iOnctura SA, a Swiss clinical-stage oncology company. From April 2019 to August 2021, he was the Head of Business Development for Cosmo Pharmaceuticals NV, a European gastroenterology focused pharmaceutical company; and from October 2018 to August 2021 he was the chief executive of Corbin Therapeutics, a Montreal-based biotech company focused on treating neuroinflammation. Mr. MacDonald held various operational and executive leadership roles from October 2012 to October 2018 at Pharmascience Inc., one of Canada’s largest pharmaceutical companies, including Vice President of Business Development and Corporate Development. He received his BSc in Molecular Biology and MBA from the University of Ottawa. Mr. MacDonald’s qualifications to serve on the board of directors include his extensive operational experience and background in the pharmaceutical/biotechnology industry.

Pardeep Nijhawan, MD, FRCPC, AGAF has served as our Chief Executive Officer, Corporate Secretary and a member of our board of directors since June 2019, having previously founded and led the company’s principal operating subsidiary, Edesa Biotech Research, Inc., since January 2015. Dr. Nijhawan is a seasoned pharmaceutical entrepreneur with more than 20 years of experience in cross-functional leadership roles in finance, marketing, corporate strategy and business development. In 2002 Dr. Nijhawan founded Medical Futures Inc., and served as its CEO. He sold Medical Futures to Tribute Pharmaceuticals in 2015. In 2014, he founded Exzell Pharma, a specialty Canadian-based pharmaceutical organization that markets and commercializes approved products. He sold Exzell Pharma to BioLab Pharma in 2022. Dr. Nijhawan also founded Digestive Health Clinic in 2000 and led it to become one of Canada’s largest provider of private endoscopy services. He continues to serve on the Board of Digestive Health Clinic.  Since January 2021, he has served on the advisory board of Private Debt Partners, a Canadian alternative asset management firm. Dr. Nijhawan received his MD from the University of Ottawa and completed his internship at Yale University, and his internal medicine residency and fellowship at the Mayo Clinic. Dr. Nijhawan’s qualifications to serve on the board of directors include his extensive executive leadership and experience in the life sciences industry and his knowledge of our business as its chief executive.

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

Paul Pay is an executive with over 40 years of experience in the pharmaceutical/biotechnology industry. He has been a member of our board of directors since June 2019, having previously served as a director of the company’s principal operating subsidiary, Edesa Biotech Research, Inc., since its founding in January 2015. From November 2002 to May 2021, he led all business development activity at Norgine. He is currently Senior Advisor, Corporate & Business Development at Norgine reporting to the Chairman. Prior to joining Norgine, Mr. Pay held senior management positions at large, specialty and early-stage pharmaceutical companies, and cofounded a university spin-out company. His commercial roles have included sales, marketing, market research, licensing, business development, public relations, intellectual property and product development.  He is a past Director of Exzell Pharma, a specialty pharmaceutical company; of Arc Medical Design, a medical device development company and of Norgine Ltd., an affiliate of Norgine and of Merus Labs International, a Norgine wholly owned subsidiary. Mr. Pay received a BSC (Hons) from the University of Leeds. Mr. Pay’s qualifications to serve on the board of directors include his extensive experience in the pharmaceutical/biotechnology industry and his knowledge of Edesa’s business.

Carlo Sistilli, CPA, CMA Mr. Sistilli has more than 35 years of financial experience and has held a variety of executive positions in accounting and finance during his career. He has been a member of our board of directors since June 2019, having previously served as a board observer of the company’s principal operating subsidiary, Edesa Biotech Research, Inc., since September 2017. Mr. Sistilli has served as the Chief Financial Officer of Arista Homes since March 2003 to present. Prior to Arista, Mr. Sistilli was a founder and served as CFO and a board member of an Internet start-up company in the automotive sector, and played a key role in taking the company public on the Alberta Ventures Exchange. Earlier in his career, Mr. Sistilli was the Controller and a member of the senior management team of a major regional trust company, which Mr. Sistilli helped sell to Manulife Financial. Since January 2021, he has served on the board of directors and audit committee of Aleafia Health Inc. In addition to his professional career, Mr. Sistilli is an officer and a member of the board of directors of Mother of Mercy Centre. Mr. Sistilli holds a Bachelor of Arts from York University, with a major in economics, Certified Management Accountant Designation and a Chartered Professional Accountant Designation. Mr. Sistilli’s qualifications to serve on the board of directors include his knowledge of Edesa’s business and his background in accounting and finance.

Executive Officers

Set forth below is certain information with respect to the names, ages, and positions of our executive officers as of the date of this filing. Biographical information pertaining to Dr. Nijhawan, who is a director and an executive officer, may be found in the above section entitled “Directors.” The executive officers serve at the pleasure of our Board of Directors.

Name	Age	Position(s) Held	Date of Appointment
Pardeep Nijhawan, MD	52	Director, Chief Executive Officer and Corporate Secretary	June 7, 2019
Kathi Niffenegger, CPA	65	Chief Financial Officer	November 1, 2013
Michael Brooks, PhD	44	President	June 7, 2019

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

Michael Brooks, PhD was appointed President of Edesa in June 2019, having served as Vice President of Corporate Development and Strategy for the company’s principal operating subsidiary, Edesa Biotech Research, Inc., since January 2015. Prior to joining Edesa, Dr. Brooks held positions of increasing responsibility at Cipher Pharmaceuticals Inc from 2010 to 2015 and served most recently as the company’s Director of Business Development. Prior to joining Cipher, Dr. Brooks was a Postdoctoral fellow at the University of Toronto. Dr. Brooks holds a Hons B.Sc. degree in Microbiology and a PhD in Molecular Genetics from the University of Toronto. Dr. Brooks received his MBA degree from the Rotman School of Management where he was a Canadian Institute for Health Research (CIHR) Science-to-Business Scholar.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors, executive officers, and beneficial owners of more than ten percent of our common shares file reports with the SEC on their initial beneficial ownership of our common shares and any subsequent changes. To our knowledge, based solely on a review of copies of such reports filed electronically with the Securities and Exchange Commission during the Company’s year ended September 30, 2022, during such period, each of our directors, executive officers, and beneficial owners of more than ten percent of our common shares filed on a timely basis all reports required by Section 16(a) of the Exchange Act except for: one report on Form 4 reporting one share option grant that was inadvertently filed late by each of Dr. Johnson, Mr. MacDonald, Dr. Nijhawan, Mr. Oakes, Mr. Pay, Mr. Sistilli, Dr. Brooks and Ms. Niffenegger; and one report on Form 4 reporting one transaction that was inadvertently filed late by Dr. Brooks.

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

Information about our Board Committees

Our Board of Directors has appointed an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Board of Directors has determined that each director who serves on these committees is “independent,” as that term is defined by the listing rules of Nasdaq and rules of the Securities and Exchange Commission. The Board of Directors has adopted written charters for its Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Copies of these charters are available on our website at www.edesabiotech.com/investors/governance.

Audit Committee

Our Audit Committee is composed of Jennifer Chao, Sean MacDonald and Carlo Sistilli (chair). The purpose of the Audit Committee is to oversee our accounting and financial reporting processes and the audits of our financial statements. In that regard, the Audit Committee assists the Board in monitoring: (a) the integrity of our financial statements; (b) our independent auditor’s qualifications, independence, and performance; (c) the performance of our system of internal controls, financial reporting, and disclosure controls; and (d) our compliance with legal and regulatory requirements. To fulfill this obligation and perform its duties, the Audit Committee maintains effective working relationships with the Board, management, and our independent auditor.

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

Compensation Committee

Our Compensation Committee is composed of Jennifer Chao, Lorin Johnson and Paul Pay (chair). The purpose of the Compensation Committee is to assist the Board’s oversight relating to compensation of our Chief Executive Officer and our other Named Executive Officers. It has responsibility for evaluating, and recommending to the independent members of the Board for approval, our compensation plans, policies and programs as such plans, policies and programs affect executive officers.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is composed of Jennifer Chao (chair), Frank Oakes and Sean MacDonald. The purpose of the Nominating and Corporate Governance Committee is to identify individuals qualified to become Board members; recommend to the Board individuals to serve as directors; advise the Board with respect to Board composition, procedures and committees; lead the Board in its annual review of the Board and management’s performance; develop, recommend to the Board and annually review a set of corporate governance principles applicable to the Company; and oversee any related matters required by the federal securities laws.

Item 11. EXECUTIVE COMPENSATION.

Executive Compensation

Our named executive officers for the year ended September 30, 2022 were Pardeep Nijhawan, MD, Director, Chief Executive Officer and Corporate Secretary; Kathi Niffenegger, CPA, Chief Financial Officer; and Michael Brooks, PhD, President.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to the named executive officers for the years ended September 30, 2022 and September 30, 2021.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Options Awards ($) (1)	All Other Compensation ($)		Total ($)
Pardeep Nijhawan, MD	2022	$325,861	$89,600	$123,152	$63,118	(2)	$601,731
Director, Chief Executive Officer and Corporate Secretary	2021	315,000	120,000	820,526	63,773	(2)	1,319,299

Kathi Niffenegger, CPA	2022	295,075	87,000	109,329	50,546	(3)	541,950
Chief Financial Officer	2021	305,016	100,000	605,857	30,908	(3)	1,041,781

Michael Brooks, PhD	2022	305,495	96,000	109,329	41,908	(4)	552,731
President	2021	293,750	110,000	605,857	42,339	(4)	1,051,946

(1)

The amounts shown in this column represent the aggregate grant date fair value of the share option awards computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 718, not the actual amounts paid to or realized by the named executive officers during the covered fiscal year. The assumptions used in determining grant date fair value of these awards are set forth in Note 8 to our audited consolidated financial statements for the year ended September 30, 2022 included in this Annual Report.

(2)

Represents (i) $32,415 in car allowance, (ii) $2,186 in health insurance and (iii) $28,517 in vacation payout in 2022 and (i) $30,453 in car allowance, (ii) $2,054 in health insurance and (iii) $31,266 in vacation payout in 2021. All compensation to Dr. Nijhawan was paid in Canadian dollars and was converted to US dollars using the average foreign exchange rate for the year from oanada.com.

(3)

Represents (i) $19,751 in health insurance, (ii) $9,150 in 401(k) company contributions and (iii) $21,645 in vacation pay out in 2022 and (i) $18,758 in health insurance and (ii) $12,150 in 401(k) company contributions in 2021.

(4)

Represents (i) $24,000 in car allowance (ii) $2,788 in health insurance and (iii) $15,120 in vacation payout in 2022 and (i) $22,548 in car allowance (ii) $2,597 in health insurance and (iii) $17,194 in vacation payout in 2021. All compensation to Dr. Brooks was paid in Canadian dollars and was converted to US dollars using the average foreign exchange rate for the year from oanda.com.

Narrative Disclosure to Summary Compensation Table Employment Agreements

We have entered into employment agreements with each of our named executive officers. The employment agreements provide for the annual base salary for each named executive officer, which amounts are subject to annual review by and at the sole discretion of our board of directors or its designee. Each named executive officer is also eligible to earn an annual cash performance bonus, which is based on our attainment of financial or other operating criteria established by our board of directors or its designee, as determined by our board of directors or its designee.

Employment Agreement with Pardeep Nijhawan effective as of June 7, 2019 and amended March 19, 2021 and April 12, 2022

On June 14, 2019 but effective as of June 7, 2019, we entered into an employment agreement with Pardeep Nijhawan. Pursuant to the employment agreement, Dr. Nijhawan will serve as our Chief Executive Officer for an indefinite term until Dr. Nijhawan’s employment is terminated in accordance with the agreement. As compensation for his services to us, Dr. Nijhawan received a base salary of $300,000 per year and is eligible to receive a target annual bonus of 40% of his base salary, subject to achieving corporate and personal targets to be determined by us. The base salary increased to $320,000 per year effective January 1, 2021 and $331,200 effective March 24, 2022. Dr. Nijhawan also receives an automobile allowance of $2,700 per month and is eligible to participate in our group insured benefits program, as may be in effect from time-to-time for our employees generally, and executive employees specifically. Dr. Nijhawan is eligible for future share and/or option grants, as determined by our Compensation Committee, commensurate with Dr. Nijhawan’s position and any business milestones which may be established by the Compensation Committee and subject to availability of shares and/or options for grant under our Equity Incentive Compensation Plan.

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

Employment Agreement with Michael Brooks effective as of June 7, 2019 and amended March 19, 2021 and April 12, 2022

On June 14, 2019 but effective as of June 7, 2019, we entered into an employment agreement with Michael Brooks, PhD. Pursuant to the employment agreement, Dr. Brooks will serve as our President for an indefinite term until Dr. Brooks’ employment is terminated in accordance with the agreement. As compensation for his services to us, Dr. Brooks received a base salary of $275,000 per year and is eligible to receive a target annual bonus of 40% of his base salary, subject to achieving corporate and personal targets to be determined by us. The base salary increased to $300,000 per year effective January 1, 2021 and $310,500 effective March 24, 2022. Dr. Brooks also receives an automobile allowance of $2,000 per month and is eligible to participate in our group insured benefits program, as may be in effect from time-to-time for our employees generally, and executive employees specifically. Dr. Brooks is eligible for future share and/or option grants, as determined by our Compensation Committee, commensurate with Dr. Brooks’ position and any business milestones which may be established by the Compensation Committee and subject to availability of shares and/or options for grant under our Equity Incentive Compensation Plan.

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

Employment Agreement with Kathi Niffenegger effective as of December 1, 2020 and amended March 19, 2021 and April 12, 2022

On December 1, 2020, we entered into an employment agreement with Ms. Niffenegger that superseded prior employment agreements. Pursuant to the employment agreement, Ms. Niffenegger will continue to serve as our Chief Financial Officer. Both Ms. Niffenegger and we have the right to terminate the employment relationship at any time, with or without cause. As compensation for her services to us, Ms. Niffenegger received a base salary of $275,000 per year retroactive to June 1, 2020, is eligible to receive a discretionary bonus in an amount up to 40% of her base salary based on her performance and the company’s performance and such other employee benefits as are generally provided to similarly situated employees of the company. The base salary increased to $290,000 per year effective January 1, 2021 and $300,150 per year effective March 24, 2022. Ms. Niffenegger is eligible for future share and/or option grants in accordance with our executive compensation policy as in effect from time to time as determined by the independent members of our Board of Directors subject to availability of shares and/or options for grant under our Equity Incentive Compensation Plan.

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

Outstanding Equity Awards at September 30, 2022

		Option Awards
Name	Award grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable (1)		Option exercise prices		Option expiration date
Pardeep Nijhawan, MD	9/26/17	47,490	-		C	$2.16	9/26/27
	12/28/18	1,620	-		C	$2.16	12/28/28
	10/13/20	40,008	19,992	(3)		$7.44	10/13/30
	4/22/21	59,994	60,006	(3)		$5.45	4/22/31
	2/28/22	10,888	38,112	(3)		$3.71	2/28/32

Kathi Niffenegger, CPA	12/22/15	238	-			$304.08	12/22/22
	12/20/16	238	-			$85.26	12/20/23
	3/12/18	833	-			$35.28	3/12/25
	2/12/20	80,452	8,247	(2)		$3.16	2/12/30
	10/13/20	33,336	16,664	(3)		$7.44	10/13/30
	4/22/21	39,996	40,004	(3)		$5.45	4/22/31
	2/28/22	9,664	33,836	(3)		$3.71	2/28/32

Michael Brooks, PhD	8/28/17	136,416	-		C	$2.16	8/28/27
	9/26/17	24,299	-		C	$2.16	9/26/27
	12/28/18	1,620	-		C	$2.16	12/28/28
	2/12/20	62,570	6,418	(2)		$3.16	2/12/30
	10/13/20	33,336	16,664	(3)		$7.44	10/13/30
	4/22/21	39,996	40,004	(3)		$5.45	4/22/31
	2/28/22	9,664	33,836	(3)		$3.71	2/28/32

(1)	Our options vesting policy is described in the Outstanding Equity Awards Narrative Disclosure section.

(2)	The option will vest over a period of three years, with one-third vesting on the date of grant and the remainder vesting on a pro-rata basis monthly thereafter.

(3)	The option will vest over a period of three years, with monthly vesting on a pro-rata basis beginning on the date of grant.

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

Options to purchase 2,203,699 common shares at prices ranging from C$2.16 and $3.16 to $304.08 are outstanding at September 30, 2022. No restricted shares or restricted share units have been granted as of September 30, 2022.

Options granted during the year ended September 30, 2022 to directors, officers and employees under the 2019 Plan totaled 500,083 options to purchase common shares at exercise prices ranging from $2.94 to $3.71. Options granted during the year ended September 30, 2021 to directors, officers and employees under the 2019 Plan totaled 1,145,000 options to purchase common shares at exercise prices ranging from $5.25 to $7.44.

Options Vesting Policy

Vesting requirements for option awards are determined by the independent members of the Board of Directors. Options granted by the Company during the year ended September 30, 2022 and 2021 generally had monthly vesting for directors in equal proportions over 12 months beginning on the grant date, monthly vesting for officers and current employees in equal proportions over 36 months beginning on the grant date and monthly vesting for new employees in equal proportions over 36 months beginning on the monthly anniversary of the grant date following 90 days of employment.

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

Other than the funds contributed under our 401(k) plan, no other funds were set aside or accrued by us during the years ended September 30, 2022 and 2021 to provide pension, retirement or similar benefits for our named executive officers.

Director Compensation

The following table sets forth information regarding the compensation of our non-employee directors for the year ended September 30, 2022.

Name	Fees Earned of Paid in Cash ($)		Option Awards ($) (1)	All Other Compenstation ($)	Total ($)
Jennifer Chao	$24,723		$60,669	-	$85,392
Lorin Johnson, PhD	36,629		27,646	-	64,275
Sean MacDonald	57,823	(2)	27,646	-	85,467
Frank Oakes	34,035		27,646	-	61,681
Paul Pay	44,599	(2)	27,646	-	72,244
Carlo Sistilli, CPA, CMA	47,737	(2)	27,646	-	75,381

(1)

The amounts shown in this column represent the aggregate grant date fair value of the share option awards computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 718, not the actual amounts paid to or realized by the directors during the covered fiscal year. The assumptions used in determining grant date fair value of these awards are set forth in Note 8 to our audited consolidated financial statements for the year ended September 30, 2022 included in this Annual Report.

(2)	The compensation was paid in Canadian dollars or British pounds and was converted from US dollars using the average foreign exchange rate for each month of the year from oanda.com.

Outstanding Equity Awards at September 30, 2022

The following table summarizes the equity awards made to our directors that were outstanding at September 30, 2022.

Name	Outstanding Options (#)
Jennifer Chao	30,000
Lorin Johnson, PhD	62,389
Sean MacDonald	62,389
Frank Oakes	63,341
Paul Pay	94,788
Carlo Sistilli, CPA, CMA	62,389

Narrative to Director Compensation Table

Non-Employee Director Compensation Policy

The board adopted a compensation policy effective June 7, 2019 and amended it effective March 24 2022. As compensation for their services on the board of directors, each non-executive board member received annual remuneration as noted below and prorated during the effective periods. The Chief Executive Officer does not receive any additional compensation for his services on the board of directors.

Prorated during the period October 1, 2020 through March 23, 2022, each non-executive director received annual base remuneration of $30,000 and the Chairman of the Board received annual remuneration of $50,000, inclusive of compensation for his services on committees of the board of directors. Each member of the Company’s Audit Committee received annual remuneration of $5,000, and the Chair of the Audit Committee received $10,000 annually for his services. Each member of the Company’s Compensation Committee and Nominating and Corporate Governance Committee received annual remuneration of $3,500 for each committee on which they serve, and the Chairs of each of the Compensation Committee and Nominating and Corporate Governance Committee received $7,500 annually for their services.

Prorated during the period March 24, 2022 through September 30, 2022, each non-executive director received annual base remuneration of $35,000 and the Chairman of the Board received annual remuneration of $65,000, inclusive of compensation for his services on committees of the board of directors. Each member of the Company’s Audit Committee received annual remuneration of $7,500, and the Chair of the Audit Committee received $15,000 annually for his services. Each member of the Company’s Compensation Committee and Nominating and Corporate Governance Committee received annual remuneration of $4,500 for each committee on which they serve, and the Chairs of each of the Compensation Committee and Nominating and Corporate Governance Committee received $9,000 annually for their services.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides certain information as of September 30, 2022 about our common shares that may be issued under our equity compensation plans, which consists of our 2019 Equity Incentive Compensation Plan in effect at September 30, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,203,699	$4.66	422,252
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,203,699	$4.66	422,252

Warrants and other equity held by directors, officers and employees outside of the compensation plans are not included in the table above.

Security Ownership of Certain Beneficial Owners and Management

The following tables sets forth certain information as of December 14, 2022, with respect to the beneficial ownership of our common shares by: (1) all of our directors; (2) our named executive officers listed in the Summary Compensation Table; (3) all of directors and executive officers as a group; and (4) each person known by us to beneficially own more than 5% of our outstanding common shares.

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

Common shares subject to options or warrants currently exercisable or exercisable within 60 days of  December 14, 2022 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person. The percentage ownership of our common shares of each person or entity named in the following table is based on 19,353,351 common shares outstanding as of  December 14, 2022.

Directors and Officers

Name and Address of Beneficial Owner (1)	Beneficial Ownership		Beneficially Owned
Jennifer Chao	27,500	(2)	*
Lorin Johnson, PhD	77,136	(3)	*
Sean MacDonald	72,326	(4)	*
Pardeep Nijhawan, MD	4,424,719	(5)	22.1%
Frank Oakes	59,823	(6)	*
Paul Pay	95,837	(7)	*
Carlo Sistilli, CPA, CMA	63,438	(8)	*
Michael Brooks, PhD	369,684	(9)	1.9%
Kathi Niffenegger, CPA	212,797	(10)	1.1%

All directors and executive officers as a group (9 persons)	5,403,260	(11)	27.1%

* Percentage of shares beneficially owned does not exceed one percent.

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Edesa Biotech, Inc., 100 Spy Court, Markham, ON Canada L3R 5H6.

(2)	Consists of 27,500 Common Shares issuable upon exercise of options that are exercisable within sixty days of December 14, 2022.

(3)

Consists of (i) 12,786 Common Shares, (ii) 6,393 Common Shares issuable upon exercise of 2020 Class A Warrants and (iii) 57,957 Common Shares issuable upon exercise of options that are exercisable within sixty days of December 14, 2022.

(4)	Consists of (i) 14,369 Common Shares and (ii) 57,957 Common Shares issuable upon exercise of options exercisable within sixty days of December 14, 2022.

(5)

Consists of (A)(i) 594,812 Common Shares and (ii) 185,444 Common Shares issuable upon exercise of options exercisable within sixty days of December 14, 2022 held by Pardeep Nijhawan; (B)(i) 2,356,914 Common Shares, (ii) 6,942 Common Shares issuable upon exercise of 2020 Class A Warrants, (iii) 114,131 Common Shares issuable upon exercise of Class A Warrants and (iv) 114,131 Common Shares issuable upon exercise of Class B Warrants held by Pardeep Nijhawan Medicine Professional Corporation for which Pardeep Nijhawan has sole voting and dispositive power over all such shares; (C) 224,094 Common Shares held by The Digestive Health Clinic Inc. for which Pardeep Nijhawan has sole voting and dispositive power over all such shares; (D) 371,727 Common Shares held by 1968160 Ontario Inc. for which Pardeep Nijhawan has sole voting and dispositive power over all such shares and (E)(i) 228,262 Common Shares, (ii) 114,131 Common Shares issuable upon exercise of Class A Warrants and (iii) 114,131 Common Shares issuable upon exercise of Class B Warrants held by The New Nijhawan Family Trust 2015 for which each of Pardeep Nijhawan and Nidhi Nijhawan, as trustees, have voting and dispositive power over all such shares.

(6)

Consists of (A)(i) 58,909 Common Shares issuable upon exercise of options that are exercisable within sixty days of December 14, 2022 held by Frank Oakes and (B)(i) 914 Common Shares issuable upon exercise of 2020 Class A Warrants held by Frank and Dorothy Oakes Family Trust for which each of Frank Oakes and Dorothy Oakes, as trustees, have voting and dispositive power over all such shares.

(7)

Consists of (i) 3,654 Common Shares, (ii) 1,827 Common Shares issuable upon exercise of 2020 Class A Warrants and (iii) 90,356 Common Shares issuable upon exercise of options exercisable within sixty days of December 14, 2022.

(8)

Consists of (A) 57,957 Common Shares issuable upon exercise of options exercisable within sixty days of December 14, 2022 held by Carlo Sistilli and (B)(i) 3,654 Common Shares and (ii) 1,827 Common Shares issuable upon exercise of 2020 Class A Warrants held by York-Cav Enterprises Inc. for which Carlo Sistilli, as President and Director, has sole voting and dispositive power over all such shares.

(9)

Consists of (i) 30,480 Common Shares, (ii) 1,371 Common Shares issuable upon exercise of 2020 Class A Warrants, (iii) 2,119 Common Shares issuable upon exercise of Class A Warrants, (iv) 2,119 Common Shares issuable upon exercise of Class B Warrants and (v) 333,595 Common Shares issuable upon exercise of options exercisable within sixty days of December 14, 2022.

(10)

Consists of (A) 192,280 Common Shares issuable upon exercise of options that are exercisable within sixty days of December 14, 2022 held by Kathi Niffenegger and (B)(i) 10,715 Common Shares, (ii) 914 Common Shares issuable upon exercise of 2020 Class A Warrants, (iii) 4,444 Common Shares issuable upon exercise of Class A Warrants and (iv) 4,444 Common Shares issuable upon exercise of Class B Warrants held by the Kathi Niffenegger Trust for which Kathi Niffenegger, as trustee, has sole voting and dispositive power over all such shares.

(11)

Consists of (i) 3,851,467 Common Shares, (ii) 20,188 Common Shares issuable upon exercise of 2020 Class A Warrants, (iii) 234,825 Common Shares issuable upon exercise of Class A Warrants, (iv) 234,825 Common Shares issuable upon exercise of Class B Warrants and (v) 1,061,955 Common Shares issuable upon exercise of options that are exercisable within sixty days of December 14, 2022.

Shareholders Known by Us to Own 5% or More of Our Common Shares

Name and Address of Beneficial Owner	Beneficial Ownership		Beneficially Owned

Lumira Capital II, L.P. and Lumira Capital II (International), L.P. (1)	2,178,352	(1)	11.2%

(1)

Consists of (A)(i) 1,897,428 Common Shares and (ii) 96,542 Common Shares issuable upon exercise of 2020 Class A Warrants held by Lumira Capital II, L.P. and (B)(i) 175,454 Common Shares and (ii) 8,928 Common Shares issuable upon exercise of 2020 Class A Warrants held by Lumira Capital II (International), L.P., an affiliate of Lumira Capital II, L.P. Lumira Capital GP, L.P., the general partners of which are Lumira GP Inc. and Lumira GP Holdings Co., is the general partner of each of Lumira Capital II, L.P. and Lumira Capital II (International), L.P. Each of Lumira Capital II, L.P. and Lumira Capital II (International), L.P. is managed by Lumira Capital Investment Management Inc. Each of Lumira Capital GP, L.P., Lumira GP Inc., Lumira GP Holdings Co. and Lumira Capital Investment Management Inc. may be deemed to beneficially own the shares held by Lumira Capital II, L.P. and Lumira Capital II (International), L.P and such entities control voting and investment power over such shares through an investment committee of the Lumira group. The address of each entity listed in this note is 141 Adelaide Street West, Suite 770, Toronto, Ontario, Canada M5H 3L5. We relied in part on the Schedule 13D/A filed with the SEC by Lumira Capital II, L.P. on January 16, 2020 for this information.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Lease Agreement

In January 2017, Edesa Research entered into a lease agreement with a company related to Pardeep Nijhawan, our Chief Executive Officer, for office space that serves as our principal executive office. The current lease has an original expiration date of December 2022 with the option to extend the lease for an additional two years. We anticipate extending the lease through December 2024. Monthly rents during the term ranged from C$8,320 to C$9,020 plus HST. Rents of approximately $81,000 were incurred during each of the years ended September 30, 2022 and 2021. Rents of approximately $22,000 were payable at September 30, 2022. No rent was payable at September 30, 2021.

Director Independence

In evaluating the independence of our Board members and the composition of the committees of our Board of Directors, the Board of Directors utilizes the definition of “independence” as that term is defined by the Securities Exchange Act of 1934, and the Nasdaq Listing Rules. Using this standard, the Board of Directors has determined that Jennifer Chao, Lorin Johnson, Sean MacDonald, Frank Oakes, Paul Pay and Carlo Sistilli are “independent directors.” This means that our Board of Directors is composed of a majority of independent directors as required by the rules of Nasdaq.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the aggregate fees billed for audit and other services provided for the years ended September 30, 2022 and 2021 rendered by MNP LLP.

Principal Accountant Fees and Services

Type of Service	Year Ended 2022	Year Ended 2021

Audit Fees	$212,571	$237,605
Tax Fees	14,771	10,519

Total	$227,342	$248,124

Audit Fees

Audit fees consisted of fees incurred for professional services rendered for audits and interim reviews of the years ended September 30, 2022 and 2021 and include procedures related to registrations and offerings.

Tax Fees

Tax fees consisted of fees incurred for professional services rendered for tax compliance related to tax returns during the years ended September 30, 2022 and 2021.

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

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to an amount or range of estimated fees. All proposed engagements of the auditor for audit and permitted non-audit services are submitted to the Audit Committee for approval prior to the beginning of any such services. Our auditors are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee pre-approved 100% of the audit and non-audit services performed by our independent registered public accounting firm for the years ended September 30, 2022 and 2021.

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

3.5	Certificate of Change of Name of the Company, dated June 7, 2019 (included as Exhibit 3.6 to the Company's Annual Report on Form 10-K filed on December 12, 2019, and incorporated herein by reference).

3.6	Amended and Restated Articles of Edesa Biotech, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020, and incorporated herein by reference).

3.7	Notice of Articles of Edesa Biotech, Inc. (included as Exhibit 3.7 to the Company’s Registration Statement on Form S-1 filed on April 11, 2022, and incorporated herein by reference)

4.1	Specimen of common share certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on August 30, 2019 and incorporated herein by reference)

4.2	Form of Class A Purchase Warrant issued to investors (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 6, 2020 and incorporated herein by reference)

4.3

Form of Warrant issued to Brookline Capital Markets, a division of Arcadia Securities, LLC (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 6, 2020 and incorporated herein by reference)

4.4	Form of Warrant (included as Exhibit 4.2 to the Company's Registration Statement on Form S-1 filed on May 8, 2018, and incorporated herein by reference)

4.5	Form of Underwriter Warrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on February 26, 2021 and incorporated herein by reference).

4.6	Form of Pre-Funded Warrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022 and incorporated herein by reference).

4.7	Form of Private Placement Warrant (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2022 and incorporated herein by reference)

4.8	Form of Placement Agent Warrant (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 23, 2022 and incorporated herein by reference).

4.9	Form of Class A Warrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 3, 2022 and incorporated herein by reference).

4.10	Form of Class B Warrant (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 3, 2022 and incorporated herein by reference).

10.1	Advance Notice Policy, adopted October 31, 2013 (included as Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

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

10.5@	2019 Equity Incentive Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2019, and incorporated herein by reference).

10.6@

Amendment No. 1 to Edesa Biotech, Inc. 2019 Equity Incentive Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2021, and incorporated herein by reference).

10.7

Lease, dated as of January 1, 2017, by and between the Registrant and 1968160 Ontario Inc. (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 30, 2019, and incorporated herein by reference).

10.8+

Exclusive License Agreement, dated as of June 29, 2016, by and between the Registrant and Yissum Research Development Company (included as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 30, 2019, and incorporated herein by reference).

10.9

First Amendment to Exclusive License Agreement, dated April 3, 2017, by and between the Registrant and Yissum Research Development Company (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 30, 2019, and incorporated herein by reference).

10.10

Second Amendment to Exclusive License Agreement, dated May 7, 2017, by and between the Registrant and Yissum Research Development Company (included as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on August 30, 2019, and incorporated herein by reference).

10.11+	Third Amendment to Exclusive License Agreement, dated October 26, 2022, by and between the Registrant and Yissum Research Development Company (filed herewith).

10.12+

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

10.14+

Purchase Agreement by and between Edesa Biotech Research, Inc. and NovImmune SA dated April 17, 2020 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 23, 2020, and incorporated herein by reference).

10.15@

Employment Agreement by and between the Company and Kathi Niffenegger, dated December 1, 2020 (included as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on December 7, 2020, and incorporated herein by reference).

10.16+

Strategic Innovation Fund Agreement among Edesa Biotech Research, Inc., Edesa Biotech, Inc., and her Majesty the Queen in right of Canada as represented by the Minister of Industry, dated February 2, 2021 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2021, and incorporated herein by reference).

10.17+

Exclusive License Agreement, dated as of March 16, 2021, by and between the Edesa Biotech Research, Inc. and Dr. Saul Yedgar (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2021, and incorporated herein by reference).

10.18@

Amendment to Employment Agreement, entered into on March 19, 2021, by and between Par Nijhawan and Edesa Biotech, Inc. (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2021, and incorporated herein by reference).

10.19@

Amendment to Employment Agreement, entered into on March 19, 2021, by and between Kathi Niffenegger and Edesa Biotech USA, Inc. (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2021, and incorporated herein by reference).

10.20@

Amendment to Employment Agreement, entered into on March 19, 2021, by and between Michael Brooks and Edesa Biotech, Inc. (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2021, and incorporated herein by reference).

10.21

Form of Securities Purchase Agreement, dated March 21, 2022, by and between the Company and the Purchaser (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022 and incorporated herein by reference).

10.22@

Amendment to Employment Agreement, entered into on April 12, 2022, by and between Par Nijhawan and Edesa Biotech, Inc. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022, and incorporated herein by reference).

60

10.23@

Amendment to Employment Agreement, entered into on April 12, 2022, by and between Kathi Niffenegger and Edesa Biotech USA, Inc. (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022, and incorporated herein by reference).

10.24@

Amendment to Employment Agreement, entered into on April 12, 2022, by and between Michael Brooks and Edesa Biotech USA, Inc. (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022, and incorporated herein by reference).

10.25	Form of Non-U.S. Subscription Agreement (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2022 and incorporated herein by reference).

10.26	Form of U.S. Subscription Agreement (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2022 and incorporated herein by reference).

14.1	Code of Ethics and Business Conduct (included as Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on December 12, 2019, and incorporated herein by reference).

21	Subsidiaries of Edesa Biotech, Inc. (included as Exhibit 21 to the Company’s Annual Report on Form 10-K filed on December 7, 2020, and incorporated herein by reference).

23.1	Consent of MNP LLP (filed herewith).

24.1	Power of Attorney (included on signature page).

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

EDESA BIOTECH, INC.

Date: December 16, 2022	/s/ Pardeep Nijhawan
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

Signature	Title	Date

/s/ Pardeep Nijhawan	Director, Chief Executive Officer, and	December 16, 2022
Pardeep Nijhawan	Corporate Secretary (Principal Executive Officer)

/s/ Kathi Niffenegger	Chief Financial Officer	December 16, 2022
Kathi Niffenegger	(Principal Financial and Accounting Officer)

/s/ Jennifer Chao	Director	December 16, 2022
Jennifer Chao

/s/ Lorin Johnson	Director	December 16, 2022
Lorin Johnson

/s/ Sean MacDonald	Chairman of the Board of Directors	December 16, 2022
Sean MacDonald

/s/ Frank Oakes	Director	December 16, 2022
Frank Oakes

/s/ Paul Pay	Director	December 16, 2022
Paul Pay

/s/ Carlo Sistilli	Director	December 16, 2022
Carlo Sistilli

EDESA BIOTECH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Edesa Biotech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Edesa Biotech, Inc. (the Company) as of September 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2022, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2022 and 2021, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Toronto, Canada

December 16, 2022

EDESA BIOTECH, INC.

Consolidated Balance Sheets

	September 30, 2022	September 30, 2021

Assets:

Current assets:
Cash and cash equivalents	$7,090,919	$7,839,259
Accounts and other receivable	1,255,451	3,302,827
Prepaid expenses and other current assets	745,543	948,645

Total current assets	9,091,913	12,090,731

Non-current assets:
Property and equipment, net	12,694	14,989
Long term deposits	171,464	-
Intangible asset, net	2,281,192	2,382,364
Right-of-use assets	18,465	96,571

Total assets	$11,575,728	$14,584,655

Liabilities, shareholders' equity and temporary equity:

Current liabilities:
Accounts payable and accrued liabilities	$2,121,802	$1,379,842
Short-term right-of-use lease liabilities	18,975	78,808

Total current liabilities	2,140,777	1,458,650

Non-current liabilities:

Long-term payables	43,662	47,202
Long-term right-of-use lease liabilities	-	20,512

Total liabilities	2,184,439	1,526,364

Commitments (Note 7)

Shareholders' equity:
Capital shares
Authorized unlimited common and preferred shares without par value
Issued and outstanding:
16,662,014 common shares (September 30, 2021 - 13,295,403)	42,473,099	34,887,721
Additional paid-in capital	11,176,345	4,871,461
Accumulated other comprehensive loss	(213,602)	(205,262)
Accumulated deficit	(44,044,553)	(26,495,629)

Total shareholders' equity	9,391,289	13,058,291

Total liabilities and shareholders' equity	$11,575,728	$14,584,655

The accompanying notes are an integral part of these consolidated financial statements.

EDESA BIOTECH, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended
	September 30, 2022	September 30, 2021

Expenses:
Research and development	$13,335,334	$17,947,072
General and administrative	5,035,456	5,734,260

Loss from Operations	(18,370,790)	(23,681,332)

Other Income (Loss):
Reimbursement grant income	780,257	10,340,839
Interest income	63,523	11,165
Foreign exchange loss	(21,114)	(13,022)

	822,666	10,338,982

Loss before income taxes	(17,548,124)	(13,342,350)

Income tax expense	800	800

Net Loss	(17,548,924)	(13,343,150)

Exchange differences on translation	(8,340)	81,942

Net Comprehensive Loss	$(17,557,264)	$(13,261,208)

Weighted average number of common shares	16,662,014	12,077,822

Loss per common share - basic and diluted	$(1.05)	$(1.10)

The accompanying notes are an integral part of these consolidated financial statements.

EDESA BIOTECH, INC.

Consolidated Statements of Cash Flows

	Years Ended
	September 30, 2022	September 30, 2021

Cash Flows from Operating Activities:
Net loss	$(17,548,924)	$(13,343,150)
Adjustments for:
Depreciation and amortization	118,188	118,788
Share-based compensation	2,260,634	3,195,469
Changes in working capital items:
Accounts and other receivable	2,027,454	(3,229,954)
Prepaid expenses and other current assets	(19,497)	(281,361)
Accounts payable and accrued liabilities	882,843	(124,724)

Net cash used in operating activities	(12,279,302)	(13,664,932)

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,656)	(6,146)

Net cash used in investing activities	(5,656)	(6,146)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares and warrants	11,957,687	12,662,357
Proceeds from exercise of warrants	-	1,658,769
Proceeds from exercise of share options	-	41,981
Payments for issuance costs of common shares	(328,059)	(188,366)

Net cash provided by financing activities	11,629,628	14,174,741

Effect of exchange rate changes on cash and cash equivalents	(93,010)	121,901

Net change in cash and cash equivalents	(748,340)	625,564
Cash and cash equivalents, beginning of year	7,839,259	7,213,695

Cash and cash equivalents, end of year	$7,090,919	$7,839,259

Supplemental Disclosure of Noncash Financing Activities:
Preferred shares converted from temporary equity to common shares	$-	2,496,480
Issuance costs withheld from gross proceeds from issuance of common shares and warrants	393,461	1,087,184
Fair value of placement agent/underwriter warrants	408,059	407,022

The accompanying notes are an integral part of these consolidated financial statements.

EDESA BIOTECH, INC.

Consolidated Statements of Changes in Shareholders’ Equity

	Shares #	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Balance - September 30, 2020	9,615,119	$18,500,853	$1,550,480	$(287,204)	$(13,132,954)	$6,631,175

Issuance of common shares and warrants in equity offering	2,148,963	13,749,541	-	-	-	13,749,541
Issuance costs including fair value of underwriter warrants	-	(1,841,413)	407,022	-	-	(1,434,391)
Issuance of common shares upon exercise of warrants	381,650	1,912,725	(253,956)	-	-	1,658,769
Issuance of common shares upon exercise of share options	19,746	69,535	(27,554)	-	-	41,981
Conversion of convertible preferred shares	1,129,925	2,496,480	-	-	-	2,496,480
Preferred return on convertible preferred shares	-	-	-	-	(19,525)	(19,525)
Share-based compensation	-	-	3,195,469	-	-	3,195,469
Net loss and comprehensive loss	-	-	-	81,942	(13,343,150)	(13,261,208)

Balance - September 30, 2021	13,295,403	$34,887,721	$4,871,461	$(205,262)	$(26,495,629)	$13,058,291

Issuance of common shares and warrants in equity offering	2,166,884	6,239,181	6,702,293	-	-	12,941,474
Issuance costs including fair value of placement agent warrants	-	(863,227)	(448,738)	-	-	(1,311,965)
Issuance of common shares upon exercise of pre-funded warrants, net of costs	1,199,727	2,209,424	(2,209,304)	-	-	120
Share-based compensation	-	-	2,260,634	-	-	2,260,634
Net loss and comprehensive loss	-	-	-	(8,340)	(17,548,924)	(17,557,264)

Balance - September 30, 2022	16,662,014	$42,473,099	$11,176,345	$(213,602)	$(44,044,553)	$9,391,289

The accompanying notes are an integral part of these consolidated financial statements.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2022 and 2021

1. Nature of operations

Edesa Biotech, Inc. (the Company or Edesa) is a biopharmaceutical company focused on acquiring, developing and commercializing clinical stage drugs for inflammatory and immune-related diseases with clear unmet medical needs. The Company is organized under the laws of British Columbia, Canada and is headquartered in Markham, Ontario. It operates under its wholly owned subsidiaries, Edesa Biotech Research, Inc., an Ontario, Canada corporation, and Edesa Biotech USA, Inc., a California, USA corporation.

The Company’s common shares trade on The Nasdaq Capital Market in the United States under the symbol “EDSA”.

Liquidity

The Company’s operations have historically been funded through issuances of common shares, exercises of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. For the years ended September 30, 2022 and 2021, the Company reported net losses of $17.55 million and $13.34 million, respectively.

Under the Company’s contribution agreement with the Canadian government’s Strategic Innovation Fund (SIF), the Company is eligible to receive cash reimbursements up to C$14.05 million ($11 million USD) in the aggregate for certain research and development expenses related to the Company’s EB05 clinical development program. For the years ended September 30, 2022 and 2021, the Company recorded $0.78 million and $10.34 million in grant income, respectively.

In March 2022, the Company completed a registered direct offering of 1,540,000 common shares, no par value, and pre-funded warrants to purchase up to an aggregate of 1,199,727 common shares. In a concurrent private placement, the Company issued common share purchase warrants to purchase an aggregate of up to 2,739,727 common shares. Net proceeds to the Company were approximately $9.01 million.

In March 2021, the Company completed a registered public offering of an aggregate of 1,562,500 common shares, no par value, for net proceeds of $8.89 million, after deducting underwriter fees and related offering expenses.

During the years ended September 30, 2022 and 2021, the Company sold a total of 626,884 common shares for net proceeds of $2.62 million and 586,463 common shares for net proceeds of $3.42 million, respectively, under an at-the-market equity offering program.

For year ended September 30, 2021, the exercise of warrants and options resulted in the issuance of 401,396 common shares and net cash proceeds to the Company of $1.7 million.

At September 30, 2022, the Company had cash and cash equivalents of $7.09 million, working capital of $6.95 million, shareholders’ equity of $9.39 million and an accumulated deficit of $44.04 million.

Subsequent to September 30, 2022, in November 2022, the Company completed a private placement of units consisting of 2,691,337 common shares, twelve-month warrants to purchase up to an aggregate of 1,345,665 common shares and three-year warrants to purchase up to an aggregate of 1,345,665 common shares. The gross proceeds from this offering were approximately $3.0 million, before offering expenses.

The Company plans to finance operations for at least the next twelve months with cash and cash equivalents on hand, including net proceeds of the November 2022 equity offering, and reimbursements of eligible research and development expenses under the Company’s agreement with the Canadian government’s SIF.

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

The accompanying consolidated financial statements include the years ended September 30, 2022 and 2021.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2022 and 2021

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits with financial institutions held in checking, savings and money market mutual funds and highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

Accounts and other receivable

The Company assesses the collectability of its accounts receivable through a review of its current aging and payment terms, as well as an analysis of its historical collection rate, general economic conditions and credit status of the government agencies. Accounts and other receivable include reimbursement grant income for the Company’s federal grant with the Canadian government’s Strategic Innovation Fund (SIF) and Harmonized Sales Tax (HST) refunds receivable. As of September 30, 2022, all outstanding accounts, grants and HST refunds receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.

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

For the Years Ended September 30, 2022 and 2021

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

Right-of-Use assets

The Company recognizes lease right-of-use (ROU) assets and lease liabilities on the balance sheet for leases with terms longer than 12 months. The Company follows the ongoing practical expedient not to recognize lease right-of-use assets and lease liabilities for short-term leases. The ROU assets are initially measured at cost and amortized using the straight-line method through the end of the lease term. The lease liabilities are initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using our incremental borrowing rate.

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

The Company grants options to buy common shares of the Company to its directors, officers, employees and consultants, and grants other equity- based instruments such as warrants to non-employees. The fair value of share-based compensation is measured on the date of grant, using the Black-Scholes option valuation model and is recognized over the vesting period for employees or the service period for non-employees, net of forfeitures as they occur. The provisions of the Company’s share-based compensation plans do not require the Company to settle any options by transferring cash or other assets, and therefore the Company classifies the awards as equity. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying common shares, risk-free interest rate, dividend yield, and expected life of the option.

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

For the Years Ended September 30, 2022 and 2021

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

The computation of diluted earnings (loss) per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings (loss) per share. The dilutive effect of convertible securities would be reflected in diluted earnings per share by application of the “if converted” method. The dilutive effect of outstanding options and warrants and their equivalents would be reflected in diluted earnings per share by application of the treasury stock method. However, conversion of outstanding convertible preferred shares, options and warrants would have an antidilutive effect on loss per share for the years ended September 30, 2022 and 2021 and are therefore excluded from the computation of diluted loss per share. See Note 8 for options and warrants at September 30, 2022 and 2021. See Note 13 for subsequent issuance of common shares and warrants.

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

Adoption of Recent Accounting Pronouncements

On October 1, 2021, the Company adopted Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes, which modified ASC Topic 740, Income Taxes to among other things, remove certain exceptions to the general principles in ASC 740 and seek more consistent application by clarifying and amending the existing guidance. The Company did not adjust deferred income taxes as a result of adoption and there was no impact to opening accumulated deficit.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2022 and 2021

Future accounting pronouncements

In December 2021, the FASB issued ASU 2021-10, Disclosure by Business Entities About Government Assistance, modifying ASC Topic 832, Government Assistance. The amendments in ASU 2021-10 require disclosure of information about certain types of government assistance received. The guidance is effective for public entities for fiscal years beginning after December 15, 2021, including interim periods within those years, with early adoption permitted. These standards are effective for the Company during the fiscal year ending September 30, 2023. Management expects that ASU 2021-10 will result in expanded disclosures about the Company’s government assistance received.

4. Property and equipment

Property and equipment, net consisted of the following:

	September 30, 2022	September 30, 2021

Computer equipment	$46,674	$42,855
Furniture and equipment	5,538	5,987

	52,212	48,842
Less: accumulated depreciation	(39,518)	(33,853)

Total property and equipment, net	$12,694	$14,989

Depreciation expense amounted to $6,991 and $8,323 for the years ended September 30, 2022 and 2021, respectively.

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

The required upfront license payment of $2.5 million was paid by issuance of Series A-1 Convertible Preferred Shares, which have been fully converted to common shares. The value of the license includes acquisition legal costs. See Note 7 for license commitments.

Intangible assets, net consisted of the following:

	September 30, 2022	September 30, 2021

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(248,291)	(147,119)

Total intangible assets, net	$2,281,192	$2,382,364

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2022 and 2021

Amortization expense amounted to $101,172 for each of the years ended September 30, 2022, and 2021, respectively.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2023	$101,172
September 30, 2024	101,172
September 30, 2025	101,172
September 30, 2026	101,172
September 30, 2027	101,172
Thereafter	1,775,332

$2,281,192

6. Leases

Related party right-of-use lease

The Company leases facilities used for executive offices from a related company for a six-year term through December 2022, with options to renew for another two-year term. The option period is not included in the right-of-use assets and lease liabilities.

The gross amounts of assets and liabilities related to the right-of-use lease were as follows:

	September 30, 2022	September 30, 2021
Assets:
Right-of-use assets	$18,465	$96,571

Liabilities:
Current:
Short-term right-of-use lease liabilities	$18,975	$78,808
Long-term:
Long-term right-of-use lease liabilities	-	20,512

Total right-of-use lease liabilities	$18,975	$99,320

The components of right-of-use lease cost were as follows:

	Years Ended
	September 30, 2022	September 30, 2021
Right-of-use lease cost, included in general and administrative on the Statements of Operations	$80,375	$81,207

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2022 and 2021

Lease terms and discount rates were as follows:

	September 30, 2022	September 30, 2021
Remaining lease term (months):	3	15
Estimated incremental borrowing rate:	6.5%	6.5%

The approximate future minimum lease payments under right-of-use leases at September 30, 2022 were as follows:

Year Ending
September 30, 2023	$19,181

Total lease payment	19,181
Less imputed interest	206

Present value of right-of-use lease liabilities included in current liabilities	$18,975

Cash flow information was as follows:

	Years Ended
	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of right-of-use lease liabilities, included in accounts payable and accrued liabilities on the Statements of Cash Flows	$80,377	$81,209

7. Commitments

Research and other commitments

The Company has commitments for contracted research organizations who perform clinical trials for the Company’s ongoing clinical studies and other service providers. Aggregate future contractual payments at September 30, 2022 are as follows:

Year Ending
September 30, 2023	$2,612,000
September 30, 2024	386,000
September 30, 2025	50,000
September 30, 2026	37,000
September 30, 2027	49,000

$3,134,000

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2022 and 2021

License and royalty commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to certain know-how, patents and data relating to certain monoclonal antibodies (the Constructs), including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 5 for intangible assets. Under the license agreement, the Company is committed to payments of up to an aggregate amount of $356 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. The Company also has a commitment to pay royalties based on any net sales of products containing the Constructs in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No royalty or sublicensing payments were made to the third party during the years ended September 30, 2022 and 2021. In connection with this license agreement and pursuant to a purchase agreement entered into in April 2020, the Company acquired drug substance of one of the Constructs for an aggregate purchase price of $5.0 million. Payments of $2.5 million were made for the drug substance during each of the years ended September 30, 2022 and 2021 and included in research and development expenses.

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know- how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.4 million after deducting $0.2 million that is included in the commitments table above for the year ending September 30, 2023. Upon divestiture of substantially all of the assets of the Company, the Company shall pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. No license or royalty payments were made to the third party during the years ended September 30, 2022 and 2021, respectively.

In March 2021, through its Ontario subsidiary, the Company entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement. For the years ended September 30, 2022 and 2021, the Company recorded expenses of $25,693 and $212,000, respectively, as a result of meeting milestones outlined in the 2021 license agreement. The Company is committed to remaining payments of up to an aggregate amount of $69.1 million, primarily relating to future potential commercial approval and sales milestones. In addition, if the Company fails to file an investigational new drug application or foreign equivalent (IND) for the product within a certain period of time following the date of the agreement, the Company is required to remit to the inventor a fixed license fee annually as long as the requirement to file an IND remains unfulfilled.

Retirement savings plan 401(k) contributions

Executive officers and employees of our California subsidiary are eligible to receive the Company’s non-elective safe harbor employer contribution of 3% of eligible compensation under a 401(k) plan to provide retirement benefits. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were $19,740 and $23,786 during the years ended September 30, 2022 and 2021, respectively.

8. Capital shares

Equity offerings

On March 24, 2022, the Company completed a registered direct offering of 1,540,000 common shares, no par value, and pre-funded warrants to purchase up to an aggregate of 1,199,727 common shares. In a concurrent private placement, the Company issued common share purchase warrants to purchase an aggregate of up to 2,739,727 common shares. Net proceeds from the offering were $9.01 million, which were allocated between the relative fair values of the common shares and pre-funded warrants issued (using a total fair value of $5.87 million) and the common share purchase warrants issued (using a total fair value of 4.13 million).

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

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2022 and 2021

In connection with the offering, the Company issued warrants to purchase an aggregate of 191,780 common shares to certain affiliated designees of the placement agent as part of the placement agent’s compensation. The placement agent warrants are exercisable on or after March 24, 2022, at an exercise price of $4.5625 per share, and will expire on March 21, 2027 with a fair value of $0.41 million.

On March 2, 2021, the Company closed an underwritten offering of 1,562,500 common shares, no par value, at a price to the public of $6.40 per share less underwriting discounts and commissions. Net proceeds from the offering were $8.89 million. In connection with the offering, the Company issued underwriter warrants to purchase an aggregate of up to 109,375 common shares at an exercise price of $8.00 per share, expiring on February 26, 2026 with a fair value of $0.41 million.

Equity distribution agreements

On November 22, 2021, the Company entered into an equity distribution agreement with RBC Capital Markets, LLC (RBCCM), as sales agent. Pursuant to the terms of the agreement, as amended March 4, 2022, the Company could offer and sell common shares through an at-the-market equity offering program having an aggregate offering price of up to $15.4 million. During the year ended September 30, 2022, the Company sold a total of 626,884 common shares pursuant to the agreement for net proceeds of $2.62 million. The distribution agreement was terminated effective March 21, 2022.

On September 28, 2020, the Company entered into an equity distribution agreement with RBCCM, as sales agent, pursuant to which the Company could offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $9.2 million in gross cash proceeds. The distribution agreement was terminated on February 25, 2021. During the year ended September 30, 2021, 586,463 shares were sold under the distribution agreement, resulting in net proceeds of $3.42 million.

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

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrant Shares (#)	Weighted Average Exercise Price
Balance – September 30, 2020	992,721	$4.92

Issued	109,375	8.00
Exercised	(381,650)	4.35

Balance – September 30, 2021	720,446	$5.69

Issued	2,931,507	3.59

Balance – September 30, 2022	3,651,953	$4.00

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2022 and 2021

The weighted average contractual life remaining on the outstanding warrants at September 30, 2022 is 50 months.

The following table summarizes information about the warrants outstanding at September 30, 2022:

Number of Warrants (#)	Exercise Prices	Expiry Dates
28,124	$15.90	May 2023
563,685	$4.80	July 2023
7,484	$4.81	June 2024
11,778	$3.20	January 2025
109,375	$8.00	February 2025
191,780	$4.56	March 2027
2,739,727	$3.52	September 2027
3,651,953

The fair value of warrants issued during the years ended September 30, 2022 and 2021 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Year Ended September 30, 2022		Year Ended September 30, 2021
	Common Warrants	Placement Agent Warrants	Underwriter Warrants

Risk free interest rate	2.37%	2.37%	0.67%
Expected life	5.5 years	5 years	5 years
Expected share price volatility	87.09%	87.09%	94.20%
Expected dividend yield	0.00%	0.00%	0.00%

Pre-funded Warrants

A summary of the Company’s pre-funded warrant activity is as follows:

Number of Pre-funded Warrant Shares (#)
Balance - September 30, 2021	-

Issued	1,199,727
Exercised	(1,199,727)

Balance - September 30,2022	-

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2022 and 2021

Share Options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the 2019 Plan) administered by the independent members of the Board of Directors, which amended and restated prior plans. Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. The total number of shares available for issuance is 2,625,951 including shares available for the exercise of outstanding options under the 2019 Plan. The remaining number of options available for grant at September 30, 2022 is 422,252.

The Company’s 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price of each option is determined by the independent members of the Board of Directors.

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance – September 30, 2020	675,437	$3.30	$2.56

Granted	1,145,000	6.21	4.65
Exercised	(19,746)	2.10	1.35
Forfeited	(22,566)	6.02	4.02
Expired	(1,906)	102.49	101.12

Balance – September 30, 2021	1,776,219	$5.06	$3.79

Granted	500,083	3.66	2.48
Forfeited	(26,954)	6.56	4.97
Expired	(45,649)	8.05	6.48

Balance – September 30, 2022	2,203,699	$4.66	$3.42

On February 28, 2022, the independent members of the Board of Directors granted a total of 415,083 options to employees of the Company pursuant to the 2019 Plan. The options have a term of 10 years with vesting in equal proportions over 36 months beginning on the grant date, and an exercise price equal to the Nasdaq closing price on the grant dates.

On February 28,2022 and March 28, 2022, the independent directors of the Board of Directors granted a total of 55,000 and 30,000 options, respectively, to existing and new directors of the Company pursuant to the 2019 Plan. The options have a term of 10 years and an exercise price equal to the Nasdaq closing price on the grant dates. Options for directors have monthly vesting in equal proportions over 12 months beginning on the grant date.

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

For the Years Ended September 30, 2022 and 2021

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

The aggregate intrinsic value of options outstanding at September 30, 2021 was $4.46 million. The aggregate intrinsic value of options exercised during the year ended September 30, 2021 was $0.09 million. There were no options exercised during the year ended September 30, 2022 and no intrinsic value of options outstanding at September 30, 2022.

The weighted average contractual life remaining on the outstanding options at September 30, 2022 is 96 months.

The following table summarizes information about the options under the 2019 Plan outstanding and exercisable at September 30, 2022:

Number of Options (#)	Exercisable at September 30, 2022 (#)	Range of Exercise Prices		Expiry Dates
238	238		$304.08	Dec 2022
3,499	3,499		$35.28-93.24	Sep 2023-Mar 2025
296,403	296,403	C$	2.16	Aug 2027-Dec 2028
323,976	293,810		$3.16	Feb 2030
397,000	264,550		$7.44-8.07	Sep 2030-Oct 2030
682,500	383,538		$5.25-5.74	Jan 2031-Sep 2031
500,083	146,396		$2.94-3.71	Feb 2032-Mar 2032
2,203,699	1,388,434

The options exercisable at September 30, 2022 had a weighted average exercise price of $4.51, no intrinsic value and a weighted average remaining life of 90 months. There were 815,265 options at September 30, 2022 that had not vested with a weighted average exercise price of $4.93 no intrinsic value and a weighted average remaining life of 105 months.

The fair value of options granted during the years ended September 30, 2022 and 2021 was estimated using the Black-Scholes option valuation model using the following assumptions:

Years Ended
	September 30, 2022	September 30, 2021

Risk free interest rate	1.71% - 2.54%	0.31%-0.90%
Expected life	5 years	5 years
Expected share price volatility	85.91% - 86.59%	85.33%-97.28%
Expected dividend yield	0.00%	0.00%

The Company recorded $2,260,634 and $3,195,469 of share-based compensation expenses for the years ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the Company had approximately $1.04 million of unrecognized share-based compensation expense, which is expected to be recognized over a period of 28 months.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2022 and 2021

9. Reimbursement Grant Income and Receivable

Reimbursement grant income for the Company’s federal grant with the Canadian government’s Strategic Innovation Fund (SIF) is recorded based on the claim period of eligible costs. At September 30,2022, grant reimbursements receivable of $1.1 million were included in accounts and other receivable.

10. Income Tax

The reconciliation of the combined Canadian federal to the approximate effective tax rate is as follows:

	Years Ended
	September 30, 2022	September 30, 2021

Net loss before recovery of income taxes	$(17,548,000)	$(13,342,350)
Canadian federal and provincial statutory income tax rate	26.5%	26.5%

Expected income tax recovery	$(4,650,000)	$(3,536,000)
Permanent differences and other adjustments	650,000	847,000
Effect of foreign currency and foreign tax rate differences	976,800	(309,200)
Share issuance cost booked through equity or capitalization	(449,000)	(447,000)
Change in valuation allowance	3,473,000	3,446,000

Income tax expense	$800	$800

Components of the net deferred tax asset or liability

Deferred taxes are provided as a result of temporary differences that arise due to the difference between the income tax values and the carrying amount of assets and liabilities. Approximate deferred tax assets and liabilities are as follows:

	September 30, 2022	September 30, 2021

Non-capital losses carried forward - Canada	$11,740,000	$8,073,000
Non-capital losses carried forward - U.S.	1,631,000	1,628,000
Research and development tax credits	1,052,000	1,294,000
Share issuance and financing costs	686,000	628,000
Right-of-use lease liabilities	5,000	26,000
Other temporary differences	15,000	15,000

Subtotal	$15,129,000	$11,664,000
Less: valuation allowance	(15,093,000)	(11,620,000)

Total net deferred tax assets	$36,000	$44,000

Property and equipment	$(15,000)	$(18,000)
Right-of-use assets	(5,000)	(26,000)
Deferred share issuance costs	(16,000)	-

Total deferred tax liabilities	$(36,000)	$(44,000)

Net deferred taxes	$-	$-

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2022 and 2021

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

The approximate Canadian non-capital losses carried forward at September 30, 2022 expire as follows:

2025	C$	21,000
2026		56,000
2027		114,000
2028		233,000
2029		688,000
2030		860,000
2031		685,000
2032		673,000
2033		107,000
2034		1,941,000
2035		2,207,000
2036		2,216,000
2037		2,123,000
2038		3,500,000
2039		1,732,000
2040		7,992,000
2041		13,919,000
2042		21,408,000

Total	C$	60,475,000

Share issuance and financing costs will be fully amortized in 2026.

The U.S. non-capital losses carried forward at September 30, 2022 totaled approximately $7,666,000, which do not expire for federal taxes. The U.S. state research and development tax credits carried forward at September 30, 2022 totaled approximately $619,000, which do not expire for state taxes. The approximate U.S. state non-capital losses carried forward at September 30, 2022 expire as follows:

2039	$70,000
2040	150,000
2041	68,000
2042	9,000

Total	$297,000

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2022 and 2021

11. Financial instruments

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

The Company is also exposed to credit risk at period end from the carrying value of its cash and cash equivalents and accounts and other receivable. The Company manages this risk by maintaining bank accounts with Canadian Chartered Banks, U.S. banks believed to be credit worthy and money market mutual funds of U.S. government securities. The Company’s cash is not subject to any external restrictions. The Company assesses the collectability of accounts receivable through a review of the current aging and terms, as well as an analysis of historical collection rates, general economic conditions and credit status of government agencies. Credit risk for reimbursement grant and HST refunds receivable are not considered significant since amounts are due from the Canadian government’s Strategic Innovation Fund (SIF) and the Canada Revenue Agency.

(c) Foreign exchange risk

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (FX) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At September 30, 2022, the Company and its Canadian subsidiary had assets denominated in Canadian dollars of approximately C$6.9 million and the U.S. dollar exchange rate at this date was equal to 1.3742 Canadian dollars. Based on the exposure at September 30, 2022, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $501,000.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2022 and 2021

(d) Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. In meeting its liquidity requirements, the Company closely monitors its forecasted cash requirements with expected cash drawdown.

12. Related party transactions

During each of the years ended September 30, 2022 and 2021, the Company paid cash for right-of-use lease of $81,000 from a company controlled by the Company’s CEO. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. Rents of approximately $22,000 were payable at September 30, 2022. No rent was payable at September 30, 2021.

13. Subsequent events

On November 2, 2022, the Company completed a private placement of units consisting of 2,691,337 common shares, twelve-month warrants to purchase up to an aggregate of 1,345,665 common shares and three-year warrants to purchase up to an aggregate of 1,345,665 common shares. The gross proceeds from this offering were approximately $3.0 million, before offering expenses.

