Form 10-Q
period 2022-12-31
Edesa Biotech, Inc.
filed 2023-02-10
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 9, 2023, the registrant had 20,058,665 common shares issued and outstanding.

EDESA BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended December 31, 2022

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Edesa Biotech, Inc.
Condensed Interim Consolidated Balance Sheets

	December 31, 2022	September 30, 2022

Assets:

Current assets:
Cash and cash equivalents	$8,270,207	$7,090,919
Accounts and other receivable	125,477	1,255,451
Prepaid expenses and other current assets	690,945	745,543

Total current assets	9,086,629	9,091,913

Non-current assets:
Property and equipment, net	11,809	12,694
Long-term deposits	173,891	171,464
Intangible asset, net	2,255,899	2,281,192
Right-of-use assets	146,534	18,465

Total assets	$11,674,762	$11,575,728

Liabilities and shareholders' equity:

Current liabilities:
Accounts payable and accrued liabilities	$1,210,493	$2,121,802
Short-term right-of-use lease liabilities	69,911	18,975

Total current liabilities	1,280,404	2,140,777

Non-current liabilities:

Long-term payables	44,280	43,662
Long-term right-of-use lease liabilities	76,622	-

Total liabilities	1,401,306	2,184,439

Commitments (Note 5)

Shareholders' equity:
Capital shares
Authorized unlimited common and preferred shares without par value
Issued and outstanding:
19,353,351 common shares (September 30, 2022 - 16,662,014)	44,473,823	42,473,099
Additional paid-in capital	12,417,672	11,176,345
Accumulated other comprehensive loss	(238,669)	(213,602)
Accumulated deficit	(46,379,370)	(44,044,553)

Total shareholders' equity	10,273,456	9,391,289

Total liabilities and shareholders' equity	$11,674,762	$11,575,728

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Operations

	Three Months Ended
	December 31, 2022	December 31, 2021

Expenses:
Research and development	1,357,338	3,951,046
General and administrative	1,020,967	1,210,677

Loss from operations	(2,378,305)	(5,161,723)

Other income (loss):
Reimbursement grant income	-	780,257
Interest income	49,429	6,120
Foreign exchange loss	(5,941)	(3,331)

	43,488	783,046

Net loss	(2,334,817)	(4,378,677)

Exchange differences on translation	(25,067)	31,849

Net comprehensive loss	$(2,359,884)	$(4,346,828)

Weighted average number of common shares	18,387,980	13,351,547

Loss per common share - basic and diluted	$(0.13)	$(0.33)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Cash Flows

	Three Months Ended
	December 31, 2022	December 31, 2021

Cash flows from operating activities:
Net loss	$(2,334,817)	$(4,378,677)
Adjustments for:
Depreciation and amortization	27,197	29,752
Share-based compensation	333,675	609,278
Changes in working capital items:
Accounts and other receivable	1,060,378	432,792
Prepaid expenses and other current assets	57,722	(186,584)
Accounts payable and accrued liabilities	(935,250)	285,825

Net cash used in operating activities	(1,791,095)	(3,207,614)

Cash flows from investing activities:
Purchase of property and equipment	-	(3,140)

Net cash used in investing activities	-	(3,140)

Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	3,027,496	1,287,167
Payments for issuance costs of common shares and warrants	(115,721)	(58,663)

Net cash provided by financing activities	2,911,775	1,228,504

Effect of exchange rate changes on cash and cash equivalents	58,608	23,740

Net change in cash and cash equivalents	1,179,288	(1,958,510)
Cash and cash equivalents, beginning of period	7,090,919	7,839,259

Cash and cash equivalents, end of period	$8,270,207	$5,880,749

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.
Condensed Interim Consolidated Statements of Changes in Shareholders' Equity

	Shares #	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Three Month Ended December 31, 2022
Balance - September 30, 2022	16,662,014	$42,473,099	$11,176,345	$(213,602)	$(44,044,553)	$9,391,289

Issuance of common shares and warrants in equity offering	2,691,337	2,082,669	944,827	-	-	3,027,496
Issuance costs	-	(81,945)	(37,175)	-	-	(119,120)
Share-based compensation	-	-	333,675	-	-	333,675
Net loss and comprehensive loss	-	-	-	(25,067)	(2,334,817)	(2,359,884)

Balance - December 31, 2022	19,353,351	$44,473,823	$12,417,672	$(238,669)	$(46,379,370)	$10,273,456

Three Months Ended December 31, 2021
Balance - September 30, 2021	13,295,403	$34,887,721	$4,871,461	$(205,262)	$(26,495,629)	$13,058,291

Issuance of common shares in equity offering	223,396	1,287,167	-	-	-	1,287,167
Issuance costs	-	(58,663)	-	-	-	(58,663)
Share-based compensation	-	-	609,278	-	-	609,278
Net loss and comprehensive loss	-	-	-	31,849	(4,378,677)	(4,346,828)

Balance - December 31, 2021	13,518,799	$36,116,225	$5,480,739	$(173,413)	$(30,874,306)	$10,549,245

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Edesa Biotech, Inc. (the Company or Edesa) is a biopharmaceutical company focused on acquiring, developing and commercializing clinical-stage drugs for inflammatory and immune-related diseases with clear unmet medical needs. The Company is organized under the laws of British Columbia, Canada and is headquartered in Markham, Ontario. It operates under its wholly owned subsidiaries, Edesa Biotech Research, Inc., an Ontario, Canada corporation, and Edesa Biotech USA, Inc., a California, USA corporation.

The Company’s common shares trade on The Nasdaq Capital Market in the United States under the symbol “EDSA”.

2. Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These unaudited condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, which was filed with the Securities and Exchange Commission (SEC) on December 16, 2022.

The accompanying unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three months ended December 31, 2022 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2023.

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

Intangible assets, net consisted of the following:

	December 31, 2022	September 30, 2022

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(273,584)	(248,291)

Total intangible assets, net	$2,255,899	$2,281,192

Amortization expense amounted to $0.03 million for each of the three months ended December 31, 2022 and 2021.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2023	75,879
September 30, 2024	101,172
September 30, 2025	101,172
September 30, 2026	101,172
September 30, 2027	101,172
Thereafter	1,775,332

$2,255,899

4.   Right-of-Use Lease with Related Party

The Company leases facilities used for executive offices from a related company. The original lease expired in December 2022, and the Company executed a two-year extension through December 2024.

The components of right-of-use lease cost were as follows:

	Three Months Ended
	December 31, 2022	December 31, 2021
Right-of-use lease cost, included in general and administrative on the Statements of Operations	$18,898	$20,353

Lease terms and discount rates were as follows:

	December 31, 2022	September 30, 2022
Remaining lease term (months):	24	3
Estimated incremental borrowing rate:	9.2%	6.5%

The future minimum lease payments under right-of-use leases at December 31, 2022 were as follows:

Year Ending
September 30, 2023	$59,911
September 30, 2024	79,881
September 30, 2025	19,970

Total lease payments	159,762
Less imputed interest	13,229

Present value of right-of-use lease liabilities	146,533
Present value included in current liabilities	69,911

Present value included in long-term liabilities	$76,622

Cash flow information was as follows:

	Three Months Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of right-of-use lease liabilities, included in accounts payable and accrued liabilities on the Statements of Cash Flow.	$18,899	$20,354

5. Commitments

Research and other commitments

The Company has commitments for contracted research organizations who perform clinical trials for the Company’s ongoing clinical studies and other service providers. Approximate aggregate future contractual payments at December 31, 2022 are as follows:

Year Ending
September 30, 2023	$1,889,000
September 30, 2024	373,000
September 30, 2025	47,000
September 30, 2026	35,000
September 30, 2027	11,000

$2,355,000

License and royalty commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to certain know-how, patents and data relating to certain monoclonal antibodies (the Constructs), including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 3 for intangible assets. Under the license agreement, the Company is committed to payments of up to an aggregate amount of $356 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. The Company also has a commitment to pay royalties based on any net sales of products containing the Constructs in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No milestone, royalty or sublicensing payments were made to the third party during the three months ended December 31, 2022 and 2021.

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know- how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.4 million after deducting $0.14 million that is included in the commitments table above for the year ending September 30, 2023. Upon divestiture of substantially all of the assets of the Company, the Company shall pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. A milestone payment of $0.06 million was made to the third party during the three months ended December 31, 2022 and no milestone payments were made during the three months ended December 31, 2021. No royalty or sublicensing payments were made to the third party during the three months ended December 31, 2022 and 2021.

In March 2021, through its Ontario subsidiary, the Company entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement. A milestone payment of $0.03 million was made during the three months ended December 31, 2021 and no milestone payments were made during the three months ended December 31, 2022. The Company is committed to remaining payments of up to an aggregate amount of $69.1 million, primarily relating to future potential commercial approval and sales milestones. In addition, if the Company fails to file an investigational new drug application or foreign equivalent (IND) for the product within a certain period of time following the date of the agreement, the Company is required to remit to the inventor a fixed license fee annually as long as the requirement to file an IND remains unfulfilled.

6.  Capital Shares

Equity offerings

On November 2, 2022, the Company completed a private placement of units consisting of 2,691,337 common shares, Class A warrants to purchase up to an aggregate of 1,345,665 common shares and Class B warrants to purchase up to an aggregate of 1,345,665 common shares. Net proceeds from the offering were $2.91 million, which were allocated between the relative fair values of the common shares (using a fair value of $2.69 million) and the common share purchase warrants (using a total fair value of $1.22 million). The warrants became exercisable December 23, 2022. The Class A warrants have an exercise price of $1.50 per share and will expire on December 23, 2025. The Class B warrants have an exercise price of $1.00 per share and will expire on December 23, 2023. The warrants are considered contracts on the Company’s own shares and are classified as equity.

On March 24, 2022, the Company completed a registered direct offering of 1,540,000 common shares, no par value, and pre-funded warrants to purchase up to an aggregate of 1,199,727 common shares. In a concurrent private placement, the Company issued common share purchase warrants to purchase an aggregate of up to 2,739,727 common shares. Net proceeds from the offering were $9.01 million, which were allocated between the relative fair values of the common shares and pre-funded warrants (using a total fair value of $5.87 million) and the common share purchase warrants (using a total fair value of 4.13 million). The common share purchase warrants were immediately exercisable at an exercise price of $3.52 per share and will expire on September 24, 2027. The pre-funded warrants were immediately exercisable at an exercise price of $0.0001 per share and do not expire. The warrants are considered contracts on the Company’s own shares and are classified as equity. In connection with the offering, the Company issued warrants to purchase an aggregate of 191,780 common shares to certain affiliated designees of the placement agent as part of the placement agent’s compensation. The placement agent warrants are exercisable on or after March 24, 2022, at an exercise price of $4.5625 per share, and will expire on March 21, 2027 with a fair value of $0.41 million.

Equity distribution agreements

On November 22, 2021, the Company entered into an equity distribution agreement with RBC Capital Markets, LLC (RBCCM), as sales agent. Pursuant to the terms of the agreement, as amended March 4, 2022, the Company could offer and sell common shares through an at-the-market equity offering program having an aggregate offering price of up to $15.4 million. During the three months ended December 31, 2021, the Company sold a total of 223,396 common shares pursuant to the agreement for net proceeds of $1.23 million. The distribution agreement was terminated effective March 21, 2022.

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

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrant Shares (#)	Weighted Average Exercise Price
Three Months Ended December 31, 2022
Balance - September 30, 2022	3,651,953	$4.00

Issued	2,691,330	1.25

Balance -December 31, 2022	6,343,283	$2.84

Three Months Ended December 31, 2021
Balance - September 30, 2021 and December 31, 2021	720,446	$5.69

The weighted average contractual life remaining on the outstanding warrants at December 31, 2022 is 37 months.

The following table summarizes information about the warrants outstanding at December 31, 2022:

Number of Warrants (#)	Exercise Prices	Expiry Dates
28,124	$15.90	May 2023
563,685	$4.80	July 2023
1,345,665	$1.00	December 2023
7,484	$4.81	June 2024
11,778	$3.20	January 2025
109,375	$8.00	February 2025
1,345,665	$1.50	December 2025
191,780	$4.56	March 2027
2,739,727	$3.52	September 2027
6,343,283

The fair value of warrants granted during the three months ended December 31, 2022 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Three Months Ended December 31, 2022
	Class A Warrants	Class B Warrants

Risk free interest rate	4.54%	4.76%
Expected life	3.14 years	1.14 years
Expected share price volatility	90.73%	89.70%
Expected dividend yield	0.00%	0.00%

Share Options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the 2019 Plan) administered by the independent members of the Board of Directors, which amended and restated prior plans. Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. At December 31, 2022, the total number of shares available for issuance is 2,625,951 including shares available for the exercise of outstanding options under the 2019 Plan. The remaining number of options available for grant at December 31, 2022 is 418,990.

The Company’s 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price of each option is determined by the independent members of the Board of Directors.

Options granted for directors normally have monthly vesting in equal proportions over 12 months beginning on the grant date. Options granted for employees normally have monthly vesting in equal proportions over 36 months beginning on the grant date. Options granted for new employees normally have monthly vesting in equal proportions over 36 months beginning on the monthly anniversary of the grant date following 90 days of employment.

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Three Months Ended December 31, 2022
Balance - September 30, 2022	2,203,699	$4.66	$3.42

Granted	3,500	0.96	0.71
Expired	(238)	304.08	304.08

Balance - December 31, 2022	2,206,961	$4.61	$3.39

Three Months Ended December 31, 2021
Balance - September 30, 2021	1,776,219	$5.06	$3.79

Expired	(214)	502.68	477.65

Balance - December 31, 2021	1,776,005	$5.00	$3.73

During the three months ended December 31, 2022, the independent members of the Board of Directors granted 3,500 employee options pursuant to the 2019 Plan. The options have a term of 10 years and an exercise price equal to the Nasdaq closing price on the grant date.

The weighted average contractual life remaining on the outstanding options at December 31, 2022 is 93 months.

The following table summarizes information about the options under the 2019 Plan outstanding and exercisable at December 31, 2022:

Number of Options (#)	Exercisable at December 31, 2022 (#)	Range of Exercise Prices		Expiry Dates
3,499	3,499		$35.28 - 93.24	Sep 2023-Mar 2025
296,403	296,403		$2.16	Aug 2027-Dec 2028
323,976	311,897	C$	3.16	Feb 2030
397,000	297,643		$7.44 - 8.07	Sep 2030-Oct 2030
682,500	432,081		$5.25 - 5.65	Jan 2031-Sep 2031
500,083	202,232		$2.94 - 3.71	Feb 2032-Mar 2032
3,500	97		$0.96	Dec 2032
2,206,961	1,543,852

The fair value of options granted during the three months ended December 31, 2022 was estimated using the Black-Scholes option valuation model using the following assumptions:

Three Months Ended
December 31, 2022

Risk free interest rate	3.62%
Expected life	5 years
Expected share price volatility	95.30%
Expected dividend yield	0.00%

The Company recorded $0.33 million and $0.61 million of share-based compensation expenses for the three months ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company had $0.71 million of unrecognized share-based compensation expense, which is expected to be recognized over a period of 35 months.

7.   Reimbursement Grant Income and Receivable

Reimbursement grant income for the Company’s federal grant with the Canadian government’s Strategic Innovation Fund (SIF) is recorded based on the claim period of eligible costs. At December 31, 2022, all grant reimbursements have been received.

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

(c) Foreign exchange risk

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (FX) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At December 31, 2022, the Company and its Canadian subsidiary had assets denominated in Canadian dollars of approximately C$6.78 million and the U.S. dollar exchange rate at this date was equal to 1.355 Canadian dollars. Based on the exposure at December 31, 2022, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $0.5 million.

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

10.   Related Party Transactions

During each of three months ended December 31, 2022 and 2021, the Company paid cash of $0.02 million for right of use lease from a company controlled by the Company’s CEO. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. On December 31, 2022, the Company executed a two-year lease extension through December 31, 2024 in accordance with the terms of the original lease agreement.

11.   Subsequent Events

Subsequent to December 31, 2022 and through the date of this filing, 705,314 shares have been issued upon the exercise of Class A and Class B warrants with proceeds to the Company of $0.77 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of December 31, 2022 and our audited consolidated financial statements for the year ended September 30, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 16, 2022.

 This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended September 30, 2022 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of December 31, 2022 and September 30, 2022, and for the three months ended December 31, 2022 and 2021 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In addition to EB05, we are developing product candidates for a number of chronic dermatological and inflammatory conditions. We recently completed enrollment and reported preliminary topline results of a Phase 2b study of our EB01 drug candidate in moderate-to-severe chronic Allergic Contact Dermatitis (ACD), a common occupational and work-related skin condition. We are also preparing an investigational new drug application (IND) in the United States for our EB07 product candidate to conduct a future Phase 2 study in systemic sclerosis (SSc), an autoimmune rheumatic disorder that causes fibrosis (scarring/hardening) of skin and internal organs. In Canada, we are preparing a clinical trial application (CTA) for our EB06 monoclonal antibody candidate to conduct a future Phase 2 study in vitiligo, a common autoimmune disorder that causes the skin to lose its color in patches.

Recent Developments

EB05 Clinical Study

In December 2022, the U.S. Food and Drug Administration (FDA) granted us Fast Track designation for our EB05 monoclonal antibody candidate. The Fast Track program provides Edesa with the opportunity for more frequent communication with the agency to discuss the development path for EB05 as a treatment for ARDS in critically ill Covid-19 patients. Investigational drugs that receive Fast Track designation are also eligible for rolling review of their marketing application as well as potential pathways for accelerated regulatory approval. To receive this designation, drug candidates must both treat a serious disease and have non-clinical or clinical data that demonstrate the potential to address an unmet medical need.

EB01 Clinical Study

In January 2023, we reported preliminary, topline results from a Phase 2b clinical study evaluating multiple concentrations of our drug candidate, EB01, as a monotherapy for chronic moderate-to-severe ACD. The double-blind, placebo-controlled trial evaluated the safety and efficacy of EB01 in approximately 200 subjects, who were treated for 28 days with either EB01 cream (2.0%, 1.0% or 0.2%) or a placebo/vehicle cream.  The primary efficacy outcome measurement was the mean percent improvement in symptoms from baseline at day 29 on the Contact Dermatitis Severity Index (CDSI). A key secondary efficacy measurement was the success rate of subjects achieving a score of "clear" or "almost clear" with at least a 2-point improvement from baseline after treatment at day 29 on the Investigator's Static Global Assessment (ISGA) scale.

The 1.0% EB01 cream demonstrated statistically significant improvement over placebo. For the primary endpoint, patients with 1.0% EB01-treated lesions demonstrated an 60% average improvement in symptoms from baseline at day 29 on the CDSI versus 39% for placebo/vehicle (p=0.02). The effect was also observed at 15 days (44% for 1.0% EB01 vs 29% for placebo; p=0.05) and continued at follow-up (64% for 1.0% EB01 vs. 44% for placebo; p=0.04). For the ISGA secondary efficacy endpoint, 53% of patients with 1.0% EB01-treated lesions achieved a score of "clear" or "almost clear" with at least a 2-point improvement from baseline after treatment at day 29 (p=0.04). Only 29% of patients in the placebo group reached the same endpoint. No serious treatment-related adverse events were reported across all concentrations. The 2.0% and 0.2% formulations did not show significant differences compared to placebo.  These topline results are preliminary in nature, and should not be considered the complete, final or definitive results of the Phase 2b study. We are preparing for an End of Phase 2 meeting with FDA following full analysis.

EB06 Clinical Trial Application

In January 2023, Health Canada approved our clinical trial application (CTA) for our EB06 monoclonal antibody candidate to conduct a future Phase 2 study in vitiligo, a common autoimmune disorder that causes skin to lose its color in patches.

Results of Operations

Comparison of the Three Months Ended December 31, 2022 and 2021

Total operating expenses decreased by $2.78 million to $2.38 million for the three months ended December 31, 2022 compared to $5.16 million for the same period last year:

•

Research and development expenses decreased by $2.59 million to $1.36 million for the three months ended December 31, 2022 compared to $3.95 million for the same period last year primarily due to decreased external research expenses related to our ongoing clinical studies and manufacturing of our investigational drugs.

•

General and administrative expenses decreased by $0.19 million to $1.02 million for the three months ended December 31, 2022 compared to $1.21 million for the same period last year primarily due to a decrease in noncash share-based compensation.

Total other income decreased by $0.74 million to $0.04 million for the three months ended December 31, 2022 compared to $0.78 million for the same period last year primarily due to a decrease in grant income associated with the completion of clinical study activities under our federal reimbursement grant with the Canadian government’s Strategic Innovation Fund.

For the three months ended December 31, 2022, our net loss was $2.33 million, or $0.13 per common share, compared to a net loss of $4.38 million, or $0.33 per common share, for the three months ended December 31, 2021.

Capital Expenditures

Our capital expenditures primarily consist of computer and office equipment. There were no significant capital expenditures for the three months ended December 31, 2022 and 2021.

Liquidity and Capital Resources

As a clinical-stage company we have not generated significant revenue, and we expect to incur operating losses as we continue our efforts to acquire, develop, seek regulatory approval for and commercialize product candidates and execute on our strategic initiatives. Our operations have historically been funded through issuances of common shares, exercises of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. For the three-month periods ended December 31, 2022 and 2021, we reported net losses of $2.33 million and $4.38 million, respectively.

In November 2022, we completed a private placement of units consisting of 2,691,337 common shares, three-year warrants to purchase up to an aggregate of 1,345,665 common shares (Class A warrants) and twelve-month warrants to purchase up to an aggregate of 1,345,665 common shares (Class B warrants). The gross proceeds from this offering are approximately $3.03 million, before offering expenses. Subsequent to December 31, 2022 and through the date of this filing, 705,314 shares have been issued upon the exercise of Class A and Class B warrants, with proceeds to the Company of $0.77 million.

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

Under our contribution agreement with the Canadian government’s Strategic Innovation Fund (SIF), we were eligible to receive cash reimbursements up to C$14.05 million (approximately $11 million USD) in the aggregate for certain research and development expenses related to our EB05 clinical development program. For the years ended September 30, 2022 and 2021, we recorded grant income of $0.78 million and $10.34 million respectively. All grant reimbursements have been received at December 31, 2022.

At December 31, 2022, we had cash and cash equivalents of $8.27 million, working capital of $7.81 million, shareholders’ equity of $10.27 million and an accumulated deficit of $46.38 million. We plan to finance company operations over the course of the next twelve months with cash and cash equivalents on hand, including proceeds from warrant exercises of $0.77 million received subsequent to December 31, 2022. Management has flexibility to adjust this timeline by making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures and manufacturing campaigns, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations in the future, we plan to seek additional financing through the sale of equity, government grants, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. There is no assurance that adequate funding will be available to us or, if available, that such funding will be available on terms that we or our shareholders view as favorable. Market volatility, inflation, interest rates, government policies and concerns related to the war in Ukraine and the Covid-19 pandemic may have a significant impact on the availability of funding sources and the terms at which any funding may be available.

Research and Development

Our primary business is the development of innovative therapeutics for inflammatory and immune-related diseases with clear unmet medical needs. We focus our resources on research and development activities, including the conduct of clinical studies and product development, and expense such costs as they are incurred. Our research and development expenses have primarily consisted of employee-related expenses, including salaries, benefits, taxes, travel, and share-based compensation expense for personnel in research and development functions; expenses related to process development and production of product candidates paid to contract manufacturing organizations and contract testing organizations, including the cost of acquiring, developing, and manufacturing research material; costs associated with clinical activities, including expenses for contract research organizations; and clinical trials and activities related to regulatory filings for our product candidates, including regulatory consultants.

Research and development expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Our research and development costs were $1.36 million and $3.95 million for the three months ended December 31, 2022 and 2021, respectively. The decrease was due primarily to decreased external research expenses related to our ongoing clinical studies and manufacturing of our investigational drugs.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of December 31, 2022. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of December 31, 2022, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission on December 16, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Class A Warrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 3, 2022 and incorporated herein by reference).

4.2	Form of Class B Warrant (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 3, 2022 and incorporated herein by reference).

10.1	Form of Non-U.S. Subscription Agreement (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2022 and incorporated herein by reference).

10.2	Form of U.S. Subscription Agreement (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2022 and incorporated herein by reference).

10.3	Lease Extending and Amending Agreement dated as of December 31, 2022 by and between Edesa Biotech Research, Inc. and 1968160 Ontario, Inc. (filed herewith).

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

EDESA BIOTECH, INC.

Date: February 10, 2023	/s/ Kathi Niffenegger
Kathi Niffenegger, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

