Form 10-K/A
period 2022-09-30
Edesa Biotech, Inc.
filed 2023-03-27
CIK 1540159

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statement. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Edesa Biotech, Inc. for the year ended September 30, 2022 as filed with the Securities and Exchange Commission on December 16, 2022 (the “Original Form 10-K”) is being filed only for the purpose of filing Exhibit 4.11, which was inadvertently omitted from the Original Form 10-K.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

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

(3) Exhibits

The exhibits listed on the Exhibit Index below are filed as part of this Annual Report.

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Share Exchange Agreement, dated as of March 7, 2019, by and between Stellar Biotechnologies Inc., Edesa Biotech Inc. and the Edesa Shareholders (included as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 8, 2019, and incorporated herein by reference).

3.1	Certificate of Incorporation of the Company, dated June 12, 2007 (included as Exhibit 1(a) to the Company's Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.2	Certificate of Amendment of the Company, dated April 15, 2008 (included as Exhibit 1(b) to the Company's Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.3	Certificate of Continuation of the Company, dated November 25, 2009 (included as Exhibit 1(c) to the Company's Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.4	Certificate of Change of Name of the Company, dated April 7, 2010 (included as Exhibit 1(f) to the Company’s Registration Statement on Form 20-F filed on February 3, 2012, and incorporated herein by reference).

3.5	Certificate of Change of Name of the Company, dated June 7, 2019 (included as Exhibit 3.6 to the Company's Annual Report on Form 10-K filed on December 12, 2019, and incorporated herein by reference).

3.6	Amended and Restated Articles of Edesa Biotech, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020, and incorporated herein by reference).

3.7	Notice of Articles of Edesa Biotech, Inc. (included as Exhibit 3.7 to the Company’s Registration Statement on Form S-1 filed on April 11, 2022, and incorporated herein by reference)

4.1	Specimen of common share certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on August 30, 2019 and incorporated herein by reference)

4.2	Form of Class A Purchase Warrant issued to investors (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 6, 2020 and incorporated herein by reference)

4.3	Form of Warrant issued to Brookline Capital Markets, a division of Arcadia Securities, LLC (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 6, 2020 and incorporated herein by reference)

4.4	Form of Warrant (included as Exhibit 4.2 to the Company's Registration Statement on Form S-1 filed on May 8, 2018, and incorporated herein by reference)

4.5	Form of Underwriter Warrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on February 26, 2021 and incorporated herein by reference).

4.6	Form of Pre-Funded Warrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022 and incorporated herein by reference).

4.7	Form of Private Placement Warrant (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2022 and incorporated herein by reference)

4.8	Form of Placement Agent Warrant (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 23, 2022 and incorporated herein by reference).

4.9	Form of Class A Warrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 3, 2022 and incorporated herein by reference).

4.10	Form of Class B Warrant (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 3, 2022 and incorporated herein by reference).

4.11	Description of Securities (filed herewith).

10.1	Advance Notice Policy, adopted October 31, 2013 (included as Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

10.2@	Employment Agreement by and between the Company and Pardeep Nijhawan, dated June 14, 2019 (included as Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on June 20, 2019, and incorporated herein by reference).

10.3@	Employment Agreement by and between the Company and Michael Brooks, dated June 14, 2019 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K/A filed on June 20, 2019, and incorporated herein by reference).

10.4@	Form of Indemnification Agreement, by and between the Company and each of its directors and executive officers (included as Exhibit 10.4 to the Company's Current Report on Form 8-K/A filed on June 20, 2019, and incorporated herein by reference).

10.5@	2019 Equity Incentive Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2019, and incorporated herein by reference).

10.6@	Amendment No. 1 to Edesa Biotech, Inc. 2019 Equity Incentive Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2021, and incorporated herein by reference).

10.7	Lease, dated as of January 1, 2017, by and between the Registrant and 1968160 Ontario Inc. (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 30, 2019, and incorporated herein by reference).

10.8+	Exclusive License Agreement, dated as of June 29, 2016, by and between the Registrant and Yissum Research Development Company (included as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 30, 2019, and incorporated herein by reference).

10.9	First Amendment to Exclusive License Agreement, dated April 3, 2017, by and between the Registrant and Yissum Research Development Company (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 30, 2019, and incorporated herein by reference).

10.10	Second Amendment to Exclusive License Agreement, dated May 7, 2017, by and between the Registrant and Yissum Research Development Company (included as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on August 30, 2019, and incorporated herein by reference).

10.11+#	Third Amendment to Exclusive License Agreement, dated October 26, 2022, by and between the Registrant and Yissum Research Development Company.

10.12+	License and Development Agreement, dated as of August 27, 2017, by and between the Registrant and Pendopharm, a division of Pharmascience Inc. (included as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on August 30, 2019, and incorporated herein by reference).

10.13+	License Agreement by and between Edesa Biotech Research, Inc. and NovImmune SA dated April 17, 2020 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020, and incorporated herein by reference).

10.14+	Purchase Agreement by and between Edesa Biotech Research, Inc. and NovImmune SA dated April 17, 2020 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 23, 2020, and incorporated herein by reference).

10.15@	Employment Agreement by and between the Company and Kathi Niffenegger, dated December 1, 2020 (included as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on December 7, 2020, and incorporated herein by reference).

10.16+	Strategic Innovation Fund Agreement among Edesa Biotech Research, Inc., Edesa Biotech, Inc., and her Majesty the Queen in right of Canada as represented by the Minister of Industry, dated February 2, 2021 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2021, and incorporated herein by reference).

10.17+	Exclusive License Agreement, dated as of March 16, 2021, by and between the Edesa Biotech Research, Inc. and Dr. Saul Yedgar (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2021, and incorporated herein by reference).

10.18@	Amendment to Employment Agreement, entered into on March 19, 2021, by and between Par Nijhawan and Edesa Biotech, Inc. (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2021, and incorporated herein by reference).

10.19@	Amendment to Employment Agreement, entered into on March 19, 2021, by and between Kathi Niffenegger and Edesa Biotech USA, Inc. (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2021, and incorporated herein by reference).

10.20@	Amendment to Employment Agreement, entered into on March 19, 2021, by and between Michael Brooks and Edesa Biotech, Inc. (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2021, and incorporated herein by reference).

10.21	Form of Securities Purchase Agreement, dated March 21, 2022, by and between the Company and the Purchaser (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022 and incorporated herein by reference).

10.22@	Amendment to Employment Agreement, entered into on April 12, 2022, by and between Par Nijhawan and Edesa Biotech, Inc. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022, and incorporated herein by reference).

10.23@	Amendment to Employment Agreement, entered into on April 12, 2022, by and between Kathi Niffenegger and Edesa Biotech USA, Inc. (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022, and incorporated herein by reference).

10.24@	Amendment to Employment Agreement, entered into on April 12, 2022, by and between Michael Brooks and Edesa Biotech USA, Inc. (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022, and incorporated herein by reference).

10.25	Form of Non-U.S. Subscription Agreement (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2022 and incorporated herein by reference).

10.26	Form of U.S. Subscription Agreement (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2022 and incorporated herein by reference).

14.1	Code of Ethics and Business Conduct (included as Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on December 12, 2019, and incorporated herein by reference).

21	Subsidiaries of Edesa Biotech, Inc. (included as Exhibit 21 to the Company’s Annual Report on Form 10-K filed on December 7, 2020, and incorporated herein by reference).

23.1#	Consent of MNP LLP.

24.1#	Power of Attorney (included on signature page).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

* All schedules and exhibits to the Share Exchange Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

** The information in this exhibit (included as an exhibit to the Company’s Annual Report on Form 10-K filed with the Commission on December 16, 2022) is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Edesa Biotech, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

@ Management contract or compensatory plan or arrangement.

+ Portions of this exhibit have been omitted pursuant to Rule 601(b)(10)(iv) of Regulation S-K.

# Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDESA BIOTECH, INC.

Date: March 27, 2023	/s/ Pardeep Nijhawan
Pardeep Nijhawan, MD
Director, Chief Executive Officer and Corporate Secretary (Principal Executive Officer)