Form 10-Q
period 2023-03-31
Edesa Biotech, Inc.
filed 2023-05-11
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the registrant had 20,587,717 common shares issued and outstanding.

EDESA BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2023

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Edesa Biotech, Inc.

Condensed Interim Consolidated Balance Sheets

	March 31, 2023	September 30, 2022

Assets:

Current assets:
Cash and cash equivalents	$7,471,252	$7,090,919
Accounts and other receivable	50,233	1,255,451
Prepaid expenses and other current assets	608,109	745,543

Total current assets	8,129,594	9,091,913

Non-current assets:
Property and equipment, net	10,769	12,694
Long-term deposits	174,126	171,464
Intangible asset, net	2,230,606	2,281,192
Right-of-use assets	128,390	18,465

Total assets	$10,673,485	$11,575,728

Liabilities and shareholders' equity:

Current liabilities:
Accounts payable and accrued liabilities	$1,499,380	$2,121,802
Short-term right-of-use lease liabilities	65,406	18,975

Total current liabilities	1,564,786	2,140,777

Non-current liabilities:

Long-term payables	44,340	43,662
Long-term right-of-use lease liabilities	64,422	-

Total liabilities	1,673,548	2,184,439

Commitments (Note 5)

Shareholders' equity:
Capital shares
Authorized unlimited common and preferred shares without par value
Issued and outstanding:
20,058,665 common shares (September 30, 2022 - 16,662,014)	45,453,733	42,473,099
Additional paid-in capital	12,489,949	11,176,345
Accumulated other comprehensive loss	(230,026)	(213,602)
Accumulated deficit	(48,713,719)	(44,044,553)

Total shareholders' equity	8,999,937	9,391,289

Total liabilities and shareholders' equity	$10,673,485	$11,575,728

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

Expenses:
Research and development	$1,458,190	$3,042,815	$2,815,528	$6,993,861
General and administrative	952,391	1,532,416	1,973,358	2,743,093

Loss from operations	(2,410,581)	(4,575,231)	(4,788,886)	(9,736,954)

Other income (loss):
Reimbursement grant income	-	-	-	780,257
Interest income	85,718	3,748	135,147	9,868
Foreign exchange gain (loss)	(8,686)	2,967	(14,627)	(364)

	77,032	6,715	120,520	789,761

Loss before income taxes	(2,333,549)	(4,568,516)	(4,668,366)	(8,947,193)

Income tax expense	800	800	800	800

Net loss	(2,334,349)	(4,569,316)	(4,669,166)	(8,947,993)

Exchange differences on translation	8,643	13,066	(16,424)	44,915

Net comprehensive loss	$(2,325,706)	$(4,556,250)	$(4,685,590)	$(8,903,078)

Weighted average number of common shares	19,973,319	13,867,345	19,171,939	13,610,164

Loss per common share - basic and diluted	$(0.12)	$(0.33)	$(0.24)	$(0.66)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Cash Flows

	Six Months Ended
	March 31, 2023	March 31, 2022

Cash flows from operating activities:
Net loss	$(4,669,166)	$(8,947,993)
Adjustments for:
Depreciation and amortization	54,502	59,633
Share-based compensation	621,221	1,239,286
Changes in working capital items:
Accounts and other receivable	1,137,833	2,068,473
Prepaid expenses and other current assets	140,852	97,209
Accounts payable and accrued liabilities	(648,482)	1,859,124

Net cash used in operating activities	(3,363,240)	(3,624,268)

Cash flows from investing activities:
Purchase of property and equipment	-	(4,339)

Net cash used in investing activities	-	(4,339)

Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	3,027,496	11,957,567
Proceeds from exercise of warrants	770,531	-
Payments for issuance costs of common shares and warrants	(121,612)	(327,653)

Net cash provided by financing activities	3,676,415	11,629,914

Effect of exchange rate changes on cash and cash equivalents	67,158	46,633

Net change in cash and cash equivalents	380,333	8,047,940
Cash and cash equivalents, beginning of period	7,090,919	7,839,259

Cash and cash equivalents, end of period	$7,471,252	$15,887,199

Supplemental Disclosure of Noncash Financing Activities:
Issuance costs withheld from gross proceeds from issuance of common shares and warrants	$-	$393,461
Fair value of placement agent warrants	-	408,059

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders' Equity

	Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Three Months Ended March 31, 2023
Balance - December 31, 2022	19,353,351	$44,473,823	$12,417,672	$(238,669)	$(46,379,370)	$10,273,456

Issuance of common shares upon exercise of warrants	705,314	994,618	(224,087)	-	-	770,531
Issuance costs	-	(14,708)	8,817	-	-	(5,891)
Share-based compensation	-	-	287,547	-	-	287,547
Net loss and comprehensive loss	-	-	-	8,643	(2,334,349)	(2,325,706)

Balance - March 31, 2023	20,058,665	$45,453,733	$12,489,949	$(230,026)	$(48,713,719)	$8,999,937

Three Months Ended March 31, 2022
Balance - December 31, 2021	13,518,799	$36,116,225	$5,480,739	$(173,413)	$(30,874,306)	$10,549,245

Issuance of common shares and warrants in equity offering	1,943,488	4,952,013	6,702,293	-	-	11,654,306
Issuance costs including fair value of placement agent warrants	-	(804,158)	(448,738)	-	-	(1,252,896)
Share-based compensation	-	-	630,008	-	-	630,008
Net loss and comprehensive loss	-	-	-	13,066	(4,569,316)	(4,556,250)

Balance - March 31, 2022	15,462,287	$40,264,080	$12,364,302	$(160,347)	$(35,443,622)	$17,024,413

Six Months Ended March 31, 2023
Balance - September 30, 2022	16,662,014	$42,473,099	$11,176,345	$(213,602)	$(44,044,553)	$9,391,289

Issuance of common shares and warrants in equity offering	2,691,337	2,082,669	944,827	-	-	3,027,496
Issuance of common shares upon exercise of warrants	705,314	994,618	(224,087)	-	-	770,531
Issuance costs	-	(96,653)	(28,357)	-	-	(125,010)
Share-based compensation	-	-	621,221	-	-	621,221
Net loss and comprehensive loss	-	-	-	(16,424)	(4,669,166)	(4,685,590)

Balance - March 31, 2023	20,058,665	$45,453,733	$12,489,949	$(230,026)	$(48,713,719)	$8,999,937

Six Months Ended March 31, 2022
Balance - September 30, 2021	13,295,403	$34,887,721	$4,871,461	$(205,262)	$(26,495,629)	$13,058,291

Issuance of common shares and warrants in equity offering	2,166,884	6,239,180	6,702,293	-	-	12,941,473
Issuance costs including fair value of placement agent warrants	-	(862,821)	(448,738)	-	-	(1,311,559)
Share-based compensation	-	-	1,239,286	-	-	1,239,286
Net loss and comprehensive loss	-	-	-	44,915	(8,947,993)	(8,903,078)

Balance - March 31, 2022	15,462,287	$40,264,080	$12,364,302	$(160,347)	$(35,443,622)	$17,024,413

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

The accompanying unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three and six months ended March 31, 2023 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2023.

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

Intangible assets, net consisted of the following:

	March 31, 2023	September 30, 2022

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(298,877)	(248,291)

Total intangible assets, net	$2,230,606	$2,281,192

Amortization expense amounted to $0.03 million for each of the three months ended March 31, 2023 and 2022 and $0.05 million for each of the six months ended March 31, 2023 and 2022 .

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2023	$50,586
September 30, 2024	101,172
September 30, 2025	101,172
September 30, 2026	101,172
September 30, 2027	101,172
Thereafter	1,775,332

$2,230,606

4. Right-of-Use Lease with Related Party

The Company leases a facility used for executive offices from a related company. The original lease expired in December 2022, and the Company executed a two-year extension through December 2024.

The components of right-of-use lease cost were as follows:

	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Right-of-use lease cost, included in general and administrative on the Statements of Operations	$21,443	$20,255	$40,342	$40,608

Lease terms and discount rates were as follows:

	March 31, 2023	September 30, 2022
Remaining lease term (months):	21	3
Estimated incremental borrowing rate:	9.2%	6.5%

The future minimum lease payments under right-of-use leases at March 31, 2023 were as follows:

Year Ending
September 30, 2023	$39,995
September 30, 2024	79,989
September 30, 2025	19,997

Total lease payments	139,981
Less imputed interest	10,153

Present value of right-of-use lease liabilities	129,828
Present value included in current liabilities	65,406

Present value included in long-term liabilities	$64,422

Cash flow information was as follows:

	Six Months Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of right-of-use lease liabilities, included in accounts payable and accrued liabilities on the Statements of Cash Flow.	$38,907	$40,610

5. Commitments

Research and other commitments

The Company has commitments for contracted research organizations who perform clinical trials for the Company’s ongoing clinical studies and other service providers. Approximate aggregate future contractual payments at March 31, 2023 are as follows:

Year Ending
September 30, 2023	$1,670,600
September 30, 2024	400,000
September 30, 2025	48,000
September 30, 2026	35,000
September 30, 2027	11,000

$2,164,600

License and royalty commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to certain know-how, patents and data relating to certain monoclonal antibodies (the Constructs), including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 3 for intangible assets. Under the license agreement, the Company is committed to payments of up to an aggregate amount of $356 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. The Company also has a commitment to pay royalties based on any net sales of products containing the Constructs in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No milestone, royalty or sublicensing payments were made to the third party during the three and six months ended March 31, 2023 and 2022.

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know- how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.4 million after deducting $0.08 million that is included in the commitments table above for the year ending September 30, 2023. Upon divestiture of substantially all of the assets of the Company, the Company would pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. Milestone payments totaling $0.06 million and $0.12 million were made to the third party during the three and six months ended March 31, 2023, respectively. No milestones were met during the three and six months ended March 31, 2022. No royalty or sublicensing payments were made to the third party during the three and six months ended March 31, 2023 and 2022.

In March 2021, through its Ontario subsidiary, the Company entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement. Milestone payments of $0.03 million were made under the 2021 agreement during the six months ended March 31, 2022. No milestones were met during the three and six months ended March 31, 2023 or the three months ended March 31, 2022. The Company is committed to remaining milestone payments of up to an aggregate amount of $68.9 million, primarily relating to future potential commercial approval and sales milestones. In addition, if the Company fails to file an investigational new drug application or foreign equivalent (IND) for the product within a certain period of time following the date of the agreement, the Company is required to remit to the inventor a fixed or prorated license fee annually as long as the requirement to file an IND remains unfulfilled.

6. Capital Shares

Equity Distribution Agreements

On March 27, 2023, the Company entered into an equity distribution agreement with Canaccord Genuity LLC (Canaccord), as sales agent, pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $20 million in gross proceeds, subject to certain offering limitations that currently allow the Company to offer and sell common shares having an aggregate gross sales price of up to $8.37 million. The Company has no obligation to sell any of the common shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms. During the three months ended March 31, 2023, there were no sales under the equity distribution agreement.

From November 22, 2021 until terminated March 21, 2022, the Company had an equity distribution agreement for an at-the-market equity offering program with another sales agent. During the six months ended March 31, 2022, the Company sold a total of 626,884 common shares pursuant to the agreement for net proceeds of $2.62 million.

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

On March 24, 2022, the Company completed a registered direct offering of 1,540,000 common shares, no par value, and pre-funded warrants to purchase up to an aggregate of 1,199,727 common shares. In a concurrent private placement, the Company issued common share purchase warrants to purchase an aggregate of up to 2,739,727 common shares. Net proceeds from the offering were $9.01 million, which were allocated between the relative fair values of the common shares and pre-funded warrants (using a total fair value of $5.87 million) and the common share purchase warrants (using a total fair value of $4.13 million). The common share purchase warrants were immediately exercisable at an exercise price of $3.52 per share and will expire on September 24, 2027. The pre-funded warrants were immediately exercisable at an exercise price of $0.0001 per share and do not expire. The warrants are considered contracts on the Company’s own shares and are classified as equity. In connection with the offering, the Company issued warrants to purchase an aggregate of 191,780 common shares to certain affiliated designees of the placement agent as part of the placement agent’s compensation. The placement agent warrants are exercisable on or after March 24, 2022, at an exercise price of $4.5625 per share, and will expire on March 21, 2027 with a fair value of $0.41 million.

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

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrant Shares (#)	Weighted Average Exercise Price
Six Months Ended March 31, 2023
Balance - September 30, 2022	3,651,953	$4.00

Issued	2,691,330	1.25
Exercised	(705,314)	1.09

Balance - March 31, 2023	5,637,969	$3.05

Six Months Ended March 31, 2022
Balance - September 30, 2021	720,446	$5.69

Issued	2,931,507	3.59

Balance - March 31, 2022	3,651,953	$4.00

The weighted average contractual life remaining on the outstanding warrants at March 31, 2023 is 37 months.

The following table summarizes information about the warrants outstanding at March 31, 2023:

Number of Warrants (#)	Exercise Prices	Expiry Dates
28,124	$15.90	May 2023
563,685	$4.80	July 2023
770,786	$1.00	December 2023
7,484	$4.81	June 2024
11,778	$3.20	January 2025
1,215,230	$1.50	December 2025
109,375	$8.00	February 2026
191,780	$4.56	March 2027
2,739,727	$3.52	September 2027
5,637,969

The fair value of warrants granted during the six months ended March 31, 2023 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Six Months Ended March 31, 2023		Six Months Ended March 31, 2022
	Class A Warrants	Class B Warrants	Class A Warrants	Class B Warrants

Risk free interest rate	4.54%	4.76%	2.37%	2.37%
Expected life	3.14 years	1.14 years	5.5 years	5 years
Expected share price volatility	90.73%	89.70%	87.09%	87.09%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Pre-funded Warrants

A summary of the Company’s pre-funded warrants activity is as follows:

Number of Pre-funded Warrant Shares (#)
Six Months Ended March 31, 2022
Balance - September 30, 2021	-

Issued	1,199,727

Balance - March 31, 2022	1,199,727

There were no pre-funded warrants during the six months ended March 31, 2023.

Share Options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the 2019 Plan) administered by the independent members of the Board of Directors, which amended and restated prior plans. Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. At March 31, 2023, the total number of shares available for issuance is 2,625,951 including shares available for the exercise of outstanding options under the 2019 Plan. The remaining number of options available for grant at March 31, 2023 is 89,540.

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

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Six Months Ended March 31, 2023
Balance - September 30, 2022	2,203,699	$4.66	$3.42

Granted	332,950	1.43	1.07
Expired	(238)	304.08	304.08

Balance - March 31, 2023	2,536,411	$4.20	$3.09

Six Months Ended March 31, 2022
Balance - September 30, 2021	1,776,219	$5.06	$3.79

Granted	500,083	3.66	2.48
Forfeited	(14,754)	6.48	5.06
Expired	(214)	502.68	477.65

Balance - March 31, 2022	2,261,334	$4.70	$3.45

During the six months ended March 31, 2023, the independent members of the Board of Directors granted 332,950 employee and new employee options pursuant to the 2019 Plan. During the six months ended March 31, 2022, the independent members of the Board of Directors granted 415,083 employee options and 85,000 director options. The options have a term of 10 years and an exercise price equal to the Nasdaq closing price on the grant date.

The weighted average contractual life remaining on the outstanding options at March 31, 2023 is 94 months.

The following table summarizes information about the options under the 2019 Plan outstanding and exercisable at March 31, 2023:

Number of Options (#)	Exercisable at March 31, 2023 (#)	Range of Exercise Prices		Expiry Dates
3,499	3,499		$35.28 - 93.24	Sep 2023 - Mar 2025
296,403	296,403	C$	2.16	Aug 2027 - Dec 2028
323,976	323,976		$3.16	Feb 2030
397,000	330,736		$7.44 - 8.07	Sep 2030 - Oct 2030
682,500	480,624		$5.25 - 5.65	Jan 2031 - Sep 2031
500,083	246,378		$2.94 - 3.71	Feb 2032 - Mar 2032
332,950	9,539		$0.96 - 1.43	Dec 2032 - Feb 2033
2,536,411	1,691,155

The fair value of options granted during the six months ended March 31, 2023 and 2022 was estimated using the Black-Scholes option valuation model using the following assumptions:

Six Months Ended
	March 31, 2023	March 31, 2022

Risk free interest rate	3.62% - 4.18%	1.71% - 2.54%
Expected life	5 years	5 years
Expected share price volatility	95.3% - 97.34%	85.91% - 86.59%
Expected dividend yield	0.00%	0.00%

The Company recorded $0.29 million and $0.63 million of share-based compensation expenses for the three months ended March 31, 2023 and 2022, respectively and $0.62 million and $1.24 million for the six months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the Company had $0.77 million of unrecognized share-based compensation expense, which is expected to be recognized over a period of 35 months.

7. Reimbursement Grant Income and Receivable

Reimbursement grant income for the Company’s federal grant with the Canadian government’s Strategic Innovation Fund (SIF) is recorded based on the claim period of eligible costs. At March 31, 2023, the grant program is complete and all grant reimbursements have been received.

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

The Company is also exposed to credit risk at period end from the carrying value of its cash and cash equivalents and accounts and other receivable. The Company manages this risk by maintaining bank accounts with Canadian Chartered Banks, U.S. banks believed to be credit worthy and money market mutual funds of U.S. government securities. The Company’s cash is not subject to any external restrictions. The Company assesses the collectability of accounts receivable through a review of the current aging and terms, as well as an analysis of historical collection rates, general economic conditions and credit status of government agencies. Credit risk for the HST refunds receivable are not considered significant since amounts are due from the Canada Revenue Agency.

(c) Foreign exchange risk

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (FX) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At March 31, 2023, the Company and its Canadian subsidiary had assets denominated in Canadian dollars of approximately C$5.2 million and the U.S. dollar exchange rate at this date was equal to 1.3532 Canadian dollars. Based on the exposure at March 31, 2023, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $0.4 million.

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

10. Related Party Transactions

During each of three and six months ended March 31, 2023 and 2022, the Company paid cash of $0.02 million and $0.04 million, respectively, for a right of use lease from a company controlled by the Company’s CEO. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. On December 31, 2022, the Company executed a two-year lease extension through December 31, 2024 in accordance with the terms of the original lease agreement.

11. Subsequent Events

Subsequent to March 31, 2023, equity sales under the Company’s “at the market” offering program have resulted in the issuance of 562,052 common shares and receipt of net cash proceeds of $0.60 million after deducting sales agent commissions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of March 31, 2023 and our audited consolidated financial statements for the year ended September 30, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 16, 2022.

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

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of March 31, 2023 and September 30, 2022, and for the three and six months ended March 31, 2023 and 2022 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our most advanced drug candidate is EB05 (paridiprubart), a monoclonal antibody developed for acute and chronic disease indications that involve dysregulated innate immunity responses. EB05 inhibits toll-like receptor 4 (TLR4), a key immune signaling protein and an important mediator of inflammation. We are currently evaluating EB05 as a potential treatment for Acute Respiratory Distress Syndrome (ARDS), a life-threatening form of respiratory failure. In September 2022, we reported final results from the Phase 2 part of a Phase 2/Phase 3 study of EB05 in ARDS patients who were hospitalized for Covid-19-related respiratory disease. Among the findings, EB05 demonstrated statistically significant mortality reductions in critically ill hospitalized patients treated with EB05 plus Standard of Care treatment (SOC). Based in part of these findings, the U.S. Food and Drug Administration (FDA) granted us Fast Track designation. We are currently enrolling patients in the Phase 3 part of the EB05 study.

In addition to EB05, we are developing product candidates for a number of chronic dermatological and inflammatory conditions. We recently reported preliminary, topline results from a Phase 2b clinical study evaluating multiple concentrations of our drug candidate, EB01, as a monotherapy for moderate-to-severe chronic Allergic Contact Dermatitis (ACD), a common occupational skin condition. Among the preliminary findings, 1.0% EB01 cream demonstrated statistically significant improvement over placebo for the primary endpoint and a key secondary endpoint. We are preparing for an End of Phase 2 meeting with FDA following full analysis. In January 2023, Health Canada approved our clinical trial application (CTA) for our EB06 monoclonal antibody candidate to conduct a future Phase 2 study in vitiligo, a common autoimmune disorder that causes skin to lose its color in patches. We are also preparing an investigational new drug application (IND) in the United States for our EB07 (paridiprubart) product candidate to conduct a future Phase 2 study in systemic sclerosis (SSc), an autoimmune rheumatic disorder that causes fibrosis (scarring/hardening) of skin and internal organs.

Recent Developments

EB05 (Paridiprubart) Clinical Study

In March 2023, we announced that the company and the FDA agreed on the primary endpoint and population for the Phase 3 part of a Phase 2/3 study evaluating our monoclonal antibody candidate, EB05, as a therapy for hospitalized Covid-19 patients with ARDS. Under the amended protocol design, Edesa will evaluate a single cohort of severely ill patients on invasive mechanical ventilation, both with and without additional organ support such as extracorporeal membrane oxygenation (ECMO). Edesa plans to enroll approximately 600 evaluable hospitalized subjects. The primary endpoint will be the mortality rate at 28 days. Last year, Canadian regulators approved a similar Phase 3 study of EB05 in Covid-19-induced ARDS among two separate cohorts of patients, and we are evaluating potential future harmonization of the Canadian protocol with the U.S. With recruitment now open in both the U.S. and Canada, we have discontinued recruitment at secondary sites, which were located in Poland and Colombia. In addition to Covid-19 induced ARDS, we are also exploring various approaches to evaluating EB05 in a general ARDS population.

In April 2023, we announced the World Health Organization and the United States Adopted Name (USAN) Council have adopted the international nonproprietary name "paridiprubart" for our anti-TLR4 monoclonal antibody candidate.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Total operating expenses decreased by $2.17 million to $2.41 million for the three months ended March 31, 2023 compared to $4.58 million for the same period last year:

•	Research and development expenses decreased by $1.58 million to $1.46 million for the three months ended March 31, 2023 compared to $3.04 million for the same period last year primarily due to decreased external research expenses related to our ongoing clinical studies and manufacturing of our investigational drugs.

•	General and administrative expenses decreased by $0.58 million to $0.95 million for the three months ended March 31, 2023 compared to $1.53 million for the same period last year primarily due to decreased personnel expenses and noncash share-based compensation.

Total other income increased by $0.07 million to $0.08 million for the three months ended March 31, 2023 compared to $0.01 million for the same period last year primarily due to an increase in interest earned on cash balances.

For the three months ended March 31, 2023, our net loss was $2.33 million, or $0.12 per common share, compared to a net loss of $4.57 million, or $0.33 per common share, for the three months ended March 31, 2022.

Comparison of the Six Months Ended March 31, 2023 and 2022

Total operating expenses decreased by $4.95 million to $4.79 million for the six months ended March 31, 2023 compared to $9.74 million for the same period last year:

•	Research and development expenses decreased by $4.17 million to $2.82 million for the six months ended March 31, 2023 compared to $6.99 million for the same period last year primarily due to decreased external research expenses related to our ongoing clinical studies and manufacturing of our investigational drugs.

•	General and administrative expenses decreased by $0.77 million to $1.97 million for the six months ended March 31, 2023 compared to $2.74 million for the same period last year primarily due to decreased personnel expenses and noncash share-based compensation.

Total other income decreased by $0.67 million to $0.12 million for the six months ended March 31, 2023 compared to $0.79 million for the same period last year primarily due to a decrease in grant income associated with the completion of clinical study activities under our federal reimbursement grant with the Canadian government’s Strategic Innovation Fund.

For the six months ended March 31, 2023, our net loss was $4.67 million, or $0.24 per common share, compared to a net loss of $8.95 million, or $0.66 per common share, for the six months ended March 31, 2022.

Capital Expenditures

Our capital expenditures primarily consist of computer and office equipment. There were no significant capital expenditures for the three and six months ended March 31, 2023 and 2022.

Liquidity and Capital Resources

As a clinical-stage company we have not generated significant revenue, and we expect to incur operating losses as we continue our efforts to acquire, develop, seek regulatory approval for and commercialize product candidates and execute on our strategic initiatives. Our operations have historically been funded through issuances of common shares, exercises of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. For the six-month periods ended March 31, 2023 and 2022, we reported net losses of $4.67 million and $8.95 million, respectively.

On March 27, 2023, we entered into an equity distribution agreement with Canaccord Genuity LLC (Canaccord), as sales agent, pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $20 million in gross cash proceeds, subject to certain offering limitations that currently allow the Company to offer and sell common shares having an aggregate gross sales price of up to $8.37 million. Canaccord will use commercially reasonable efforts to sell the common shares from time to time, based upon our instructions. We have no obligation to sell any of the common shares and may at any time suspend sales under the equity distribution agreement or terminate the equity distribution agreement in accordance with its terms. The total amount of cash that may be generated under this equity distribution agreement is uncertain and depends on a variety of factors, including market conditions and the trading price of our common shares. There were no sales in the quarter ended March 31, 2023. Subsequent to the quarter end, sales under our equity distribution agreement with Canaccord have resulted in the issuance of 562,052 common shares and receipt of net cash proceeds of $0.60 million after deducting sales agent commissions.

In November 2022, we completed a private placement of units consisting of 2,691,337 common shares, three-year warrants to purchase up to an aggregate of 1,345,665 common shares (Class A warrants) and twelve-month warrants to purchase up to an aggregate of 1,345,665 common shares (Class B warrants). The gross proceeds from this offering are approximately $3.03 million, before offering expenses. During the six months ended March 31, 2023, 705,314 shares have been issued upon the exercise of Class A and Class B warrants, with proceeds to the Company of $0.77 million.

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

From November 2021 to March 2022, we sold a total of 626,884 common shares under an “at-the-market” equity distribution program which resulted in net proceeds of $2.62 million after deducting commissions and direct costs.

Under our contribution agreement with the Canadian government’s Strategic Innovation Fund (SIF), we were eligible to receive cash reimbursements up to C$14.05 million (approximately $11 million USD) in the aggregate for certain research and development expenses related to our EB05 clinical development program. For the years ended September 30, 2022 and 2021, we recorded grant income of $0.78 million and $10.34 million respectively. All grant reimbursements were received by December 31, 2022.

At March 31, 2023, we had cash and cash equivalents of $7.47 million, working capital of $6.56 million, shareholders’ equity of $9.0 million and an accumulated deficit of $48.71 million. We plan to finance company operations over the course of the next twelve months with cash and cash equivalents on hand and equity sales under the at-the-market offering program. Management has flexibility to adjust this timeline by making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures and manufacturing campaigns, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations in the future, we plan to seek additional financing through the sale of equity, government grants, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. There is no assurance that adequate funding will be available to us or, if available, that such funding will be available on terms that we or our shareholders view as favorable. Market volatility, inflation, interest rates, government policies and concerns related to the war in Ukraine and the Covid-19 pandemic may have a significant impact on the availability of funding sources and the terms at which any funding may be available.

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

Research and development expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Our research and development costs were $2.82 million and $6.99 million for the six months ended March 31, 2023 and 2022, respectively. The decrease was due primarily to decreased external research expenses related to our ongoing clinical studies and manufacturing of our investigational drugs.

Off-Balance Sheet Arrangements

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of March 31, 2023, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 11, 2023	EDESA BIOTECH, INC.

/s/ Kathi Niffenegger
Kathi Niffenegger, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

