Form 10-Q
period 2023-06-30
Edesa Biotech, Inc.
filed 2023-08-09
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, the registrant had 21,093,654 common shares issued and outstanding.

EDESA BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2023

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Edesa Biotech, Inc.

Condensed Interim Consolidated Balance Sheets

	June 30, 2023	September 30, 2022

Assets:

Current assets:
Cash and cash equivalents	$6,457,170	$7,090,919
Accounts and other receivable	42,866	1,255,451
Prepaid expenses and other current assets	414,045	745,543

Total current assets	6,914,081	9,091,913

Non-current assets:
Property and equipment, net	9,918	12,694
Long-term deposits	177,825	171,464
Intangible asset, net	2,205,313	2,281,192
Right-of-use assets	112,387	18,465

Total assets	$9,419,524	$11,575,728

Liabilities and shareholders' equity:

Current liabilities:
Accounts payable and accrued liabilities	$1,454,120	$2,121,802
Short-term right-of-use lease liabilities	74,846	18,975

Total current liabilities	1,528,966	2,140,777

Non-current liabilities:

Long-term payables	-	43,662
Long-term right-of-use lease liabilities	40,075	-

Total liabilities	1,569,041	2,184,439

Commitments (Note 5)

Shareholders' equity:
Capital shares
Authorized unlimited common and preferred shares without par value
Issued and outstanding:
20,866,772 common shares (September 30, 2022 - 16,662,014)	46,141,187	42,473,099
Additional paid-in capital	12,598,108	11,176,345
Accumulated other comprehensive loss	(190,187)	(213,602)
Accumulated deficit	(50,698,625)	(44,044,553)

Total shareholders' equity	7,850,483	9,391,289

Total liabilities and shareholders' equity	$9,419,524	$11,575,728

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Expenses:
Research and development	$1,025,622	$4,547,543	$3,841,150	$11,541,404
General and administrative	1,038,587	1,249,982	3,011,945	3,993,075

Loss from operations	(2,064,209)	(5,797,525)	(6,853,095)	(15,534,479)

Other income (loss):
Reimbursement grant income	-	-	-	780,257
Interest income	82,754	17,518	217,901	27,386
Foreign exchange loss	(3,451)	(7,013)	(18,078)	(7,377)

	79,303	10,505	199,823	800,266

Loss before income taxes	(1,984,906)	(5,787,020)	(6,653,272)	(14,734,213)

Income tax expense	-	-	800	800

Net loss	(1,984,906)	(5,787,020)	(6,654,072)	(14,735,013)

Exchange differences on translation	39,839	34,559	23,415	79,474

Net comprehensive loss	$(1,945,067)	$(5,752,461)	$(6,630,657)	$(14,655,539)

Weighted average number of common shares	20,514,766	15,462,287	19,619,548	14,227,538

Loss per common share - basic and diluted	$(0.10)	$(0.37)	$(0.34)	$(1.04)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30, 2023	June 30, 2022

Cash flows from operating activities:
Net loss	$(6,654,072)	$(14,735,013)
Adjustments for:
Depreciation and amortization	137,501	89,228
Share-based compensation	729,380	1,804,670
Changes in working capital items:
Accounts and other receivable	1,149,129	1,900,776
Prepaid expenses and other current assets	339,031	(28,858)
Accounts payable and accrued liabilities	(869,430)	4,318,102

Net cash used in operating activities	(5,168,461)	(6,651,095)

Cash flows from investing activities:
Purchase of property and equipment	-	(5,697)

Net cash used in investing activities	-	(5,697)

Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	3,861,245	11,957,567
Proceeds from exercise of warrants	770,531	-
Payments for issuance costs of common shares and warrants	(214,130)	(327,653)

Net cash provided by financing activities	4,417,646	11,629,914

Effect of exchange rate changes on cash and cash equivalents	117,066	(3,669)

Net change in cash and cash equivalents	(633,749)	4,969,453
Cash and cash equivalents, beginning of period	7,090,919	7,839,259

Cash and cash equivalents, end of period	$6,457,170	$12,808,712

Supplemental Disclosure of Noncash Financing Activities:
Issuance costs withheld from gross proceeds from issuance of common shares and warrants	$-	$393,461
Fair value of placement agent warrants	-	408,059

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders' Equity

	Shares #	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Three Months Ended June 30, 2023
Balance - March 31, 2023	20,058,665	$45,453,733	$12,489,949	$(230,026)	$(48,713,719)	$8,999,937

Issuance of common shares and warrants in equity offering	808,107	833,749	-	-	-	833,749
Issuance costs	-	(146,295)	-	-	-	(146,295)
Share-based compensation	-	-	108,159	-	-	108,159
Net loss and comprehensive loss	-	-	-	39,839	(1,984,906)	(1,945,067)

Balance - June 30, 2023	20,866,772	$46,141,187	$12,598,108	$(190,187)	$(50,698,625)	$7,850,483

Three Months Ended June 3, 2022
Balance - March 31, 2022	15,462,287	$40,264,080	$12,364,302	$(160,347)	$(35,443,622)	$17,024,413

Share-based compensation	-	-	565,384	-	-	565,384
Net loss and comprehensive loss	-	-	-	34,559	(5,787,020)	(5,752,461)

Balance - June 30, 2022	15,462,287	$40,264,080	$12,929,686	$(125,788)	$(41,230,642)	$11,837,336

Nine Months Ended June 30, 2023
Balance - September 30, 2022	16,662,014	$42,473,099	$11,176,345	$(213,602)	$(44,044,553)	$9,391,289

Issuance of common shares and warrants in equity offering	3,499,444	2,916,418	944,827	-	-	3,861,245
Issuance of common shares upon exercise of warrants	705,314	994,618	(224,087)	-	-	770,531
Issuance costs		(242,948)	(28,357)	-	-	(271,305)
Share-based compensation			729,380	-	-	729,380
Net loss and comprehensive loss	-	-	-	23,415	(6,654,072)	(6,630,657)

Balance - June 30, 2023	20,866,772	$46,141,187	$12,598,108	$(190,187)	$(50,698,625)	$7,850,483

Nine Months Ended June 30, 2022
Balance - September 30, 2021	13,295,403	$34,887,721	$4,871,461	$(205,262)	$(26,495,629)	$13,058,291

Issuance of common shares and warrants in equity offering	2,166,884	6,239,180	6,702,293	-	-	12,941,473
Issuance costs including fair value of placement agent warrants	-	(862,821)	(448,738)	-	-	(1,311,559)
Share-based compensation	-	-	1,804,670	-	-	1,804,670
Net loss and comprehensive loss	-	-	-	79,474	(14,735,013)	(14,655,539)

Balance - June 30, 2022	15,462,287	$40,264,080	$12,929,686	$(125,788)	$(41,230,642)	$11,837,336

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

The accompanying unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three and nine months ended June 30, 2023 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2023.

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

Intangible assets, net consisted of the following:

	June 30, 2023	September 30, 2022

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(324,170)	(248,291)

Total intangible assets, net	$2,205,313	$2,281,192

Amortization expense amounted to $0.03 million for each of the three months ended June 30, 2023 and 2022 and $0.08 million for each of the nine months ended June 30, 2023 and 2022.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2023	$25,293
September 30, 2024	101,172
September 30, 2025	101,172
September 30, 2026	101,172
September 30, 2027	101,172
Thereafter	1,775,332

$2,205,313

4. Right-of-Use Lease with Related Party

The Company leases a facility used for executive offices from a related company. The original lease expired in December 2022, and the Company executed a two-year extension through December 2024.

The components of right-of-use lease cost were as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Right-of-use lease cost, included in general and administrative on the Statements of Operations	$21,188	$20,105	$61,530	$60,713

Lease terms and discount rates were as follows:

	June 30, 2023	September 30, 2022
Remaining lease term (months):	18	3
Estimated incremental borrowing rate:	9.2%	6.5%

The future minimum lease payments under right-of-use leases at June 30, 2023 were as follows:

Year Ending
September 30, 2023	$20,422
September 30, 2024	81,689
September 30, 2025	20,422

Total lease payments	122,533
Less imputed interest	7,612

Present value of right-of-use lease liabilities	114,921
Present value included in current liabilities	74,846

Present value included in long-term liabilities	$40,075

Cash flow information was as follows:

	Nine Months Ended
	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of right-of-use lease liabilities, included in accounts payable and accrued liabilities on the Statements of Cash Flow.	$59,045	$60,714

5. Commitments

Research and other commitments

The Company has commitments for contracted research organizations who perform clinical trials for the Company’s ongoing clinical studies and other service providers. Approximate aggregate future contractual payments at June 30, 2023 are as follows:

Year Ending
September 30, 2023	$466,000
September 30, 2024	1,369,000
September 30, 2025	49,000
September 30, 2026	36,000
September 30, 2027	11,000

$1,931,000

License and royalty commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to certain know-how, patents and data relating to the Constructs, including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 3 for intangible assets. Under the license agreement, the Company is committed to payments of up to an aggregate amount of $356 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. The Company also has a commitment to pay royalties based on any net sales of products containing the Constructs in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No milestone, royalty or sublicensing payments were made to the third party during the three and nine months ended June 30, 2023 and 2022.

In connection with this license agreement and pursuant to a purchase agreement entered into in April 2020, the Company acquired drug substance of one of the Constructs for an aggregate purchase price of $5.0 million, payable in two installments. The Company recorded expense of $2.5 million for the second installment during the three and nine months ended June 30, 2022. No expense was recorded during the three and nine months ended June 30, 2023.

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know- how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.4 million after deducting $0.04 million that is included in the commitments table above for the year ending September 30, 2023. Upon divestiture of substantially all of the assets of the Company, the Company would pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. Milestone payments totaling $0.04 million and $0.16 million were made to the third party during the three and nine months ended June 30, 2023, respectively. No milestones were met during the three and nine months ended June 30, 2022. No royalty or sublicensing payments were made to the third party during the three and nine months ended June 30, 2023 and 2022.

In March 2021, through its Ontario subsidiary, the Company entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement. Milestone payments of $0.03 million were made under the 2021 agreement during the nine months ended June 30, 2022. No milestones were met during the three and nine months ended June 30, 2023 or the three months ended June 30, 2022. The Company is committed to remaining milestone payments of up to an aggregate amount of $68.9 million, primarily relating to future potential commercial approval and sales milestones. In addition, if the Company fails to file an investigational new drug application or foreign equivalent (IND) for the product within a certain period of time following the date of the agreement, the Company is required to remit to the inventor a fixed or prorated license fee annually as long as the requirement to file an IND remains unfulfilled.

6. Capital Shares

Equity Distribution Agreements

On March 27, 2023, the Company entered into an equity distribution agreement with Canaccord Genuity LLC (Canaccord), as sales agent, pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $20 million in gross proceeds, subject to certain offering limitations that currently allow the Company to offer and sell common shares having an aggregate gross sales price of up to $8.37 million. The Company has no obligation to sell any of the common shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms. During the three months ended June 30, 2023, the Company sold a total of 808,107 common shares pursuant to the agreement for net proceeds of $0.69 million after deducting commissions and costs.

From November 22, 2021 until terminated on March 21, 2022, the Company had an equity distribution agreement for an at-the-market equity offering program with another sales agent. During the nine months ended June 30, 2022, the Company sold a total of 626,884 common shares pursuant to the agreement for net proceeds of $2.62 million.

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

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrant Shares (#)	Weighted Average Exercise Price
Nine Months Ended June 30, 2023
Balance - September 30, 2022	3,651,953	$4.00

Issued	2,691,330	1.25
Exercised	(705,314)	1.09
Expired	(28,124)	15.90

Balance - June 30, 2023	5,609,845	$2.99

Nine Months Ended June 30, 2022
Balance - September 30, 2021	720,446	$5.69

Issued	2,931,507	3.59

Balance - June 30, 2022	3,651,953	$4.00

The weighted average contractual life remaining on the outstanding warrants at June 30, 2023 is 34 months.

The following table summarizes information about the warrants outstanding at June 30, 2023:

Number of Warrants (#)	Exercise Prices	Expiry Dates
563,685	$4.80	July 2023
770,786	$1.00	December 2023
7,484	$4.81	June 2024
11,778	$3.20	January 2025
1,215,230	$1.50	December 2025
109,375	$8.00	February 2026
191,780	$4.56	March 2027
2,739,727	$3.52	September 2027
5,609,845

The fair value of warrants granted during the nine months ended June 30, 2023 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Nine Months Ended June 30, 2023		Nine Months Ended June 30, 2022
	Class A Warrants	Class B Warrants	Common Warrants	Placement Agent Warrants

Risk free interest rate	4.54%	4.76%	2.37%	2.37%
Expected life	3.14 years	1.14 years	5.5 years	5 years
Expected share price volatility	90.73%	89.70%	87.09%	87.09%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Pre-funded Warrants

A summary of the Company’s pre-funded warrants activity is as follows:

Number of Pre-funded Warrant Shares (#)
Nine Months Ended June 30, 2022
Balance - September 30, 2021	-

Issued	1,199,727

Balance - June 30, 2022	1,199,727

There were no pre-funded warrants during the nine months ended June 30, 2023.

Share Options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the 2019 Plan) administered by the independent members of the Board of Directors, which amended and restated prior plans. Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. At June 30, 2023, the total number of shares available for issuance is 1,557,766 including shares available for the exercise of outstanding options under the 2019 Plan. The remaining number of options available for grant at June 30, 2023 is 1,557,766.

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

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nine Months Ended June 30, 2023
Balance - September 30, 2022	2,203,699	$4.66	$3.42

Granted	332,950	1.43	1.07
Forfeited	(88,226)	3.28	2.34
Expired	(238)	304.08	304.08

Balance - June 30, 2023	2,448,185	$4.23	$3.11

Nine Months Ended June 30, 2022
Balance - September 30, 2021	1,776,219	$5.06	$3.79

Granted	500,083	3.66	2.48
Exercised	(26,954)	6.56	4.97
Expired	(45,649)	8.05	6.48

Balance - June 30, 2022	2,203,699	$4.66	$3.42

During the nine months ended June 30, 2023, the independent members of the Board of Directors granted 332,950 employee and new employee options pursuant to the 2019 Plan. During the nine months ended June 30, 2022, the independent members of the Board of Directors granted 415,083 employee options and 85,000 director options. The options have a term of 10 years and an exercise price equal to the Nasdaq closing price on the grant date.

The weighted average contractual life remaining on the outstanding options at June 30, 2023 is 90 months.

The following table summarizes information about the options under the 2019 Plan outstanding and exercisable at June 30, 2023:

Number of Options (#)	Exercisable at June 30, 2023 (#)	Range of Exercise Prices		Expiry Dates
3,499	3,499		$35.28 - 93.24	Sep 2023-Mar 2025
296,403	296,403	C$	2.16	Aug 2027-Dec 2028
323,976	323,976		$3.16	Feb 2030
397,000	363,829		$7.44 - 8.07	Sep 2030-Oct 2030
653,326	525,001		$5.25 - 5.74	Jan 2031-Sep 2031
481,365	279,177		$2.94 - 3.71	Feb 2032-Mar 2032
292,616	43,990		$0.96 - 1.43	Dec 2032-Feb 2033
2,448,185	1,835,875

The fair value of options granted during the nine months ended June 30, 2023 and 2022 was estimated using the Black-Scholes option valuation model using the following assumptions:

Nine Months Ended
	June 30, 2023	June 30, 2022

Risk free interest rate	3.62%-4.18%	1.71% - 2.54%
Expected life	5 years	5 years
Expected share price volatility	95.3%-97.34%	85.91% - 86.59%
Expected dividend yield	0.00%	0.00%

The Company recorded $0.11 million and $0.57 million of share-based compensation expenses for the three months ended June 30, 2023 and 2022, respectively and $0.73 million and $1.80 million for the nine months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the Company had $0.46 million of unrecognized share-based compensation expense, which is expected to be recognized over a period of 31 months.

7. Reimbursement Grant Income and Receivable

Reimbursement grant income for the Company’s federal grant with the Canadian government’s Strategic Innovation Fund (SIF) is recorded based on the claim period of eligible costs. At June 30, 2023, the grant program is complete and all grant reimbursements have been received.

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

(c) Foreign exchange risk

The Company and its Canadian subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (FX) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At June 30, 2023, the Company and its Canadian subsidiary had assets denominated in Canadian dollars of approximately C$3.3 million and the U.S. dollar exchange rate at this date was equal to 1.3250 Canadian dollars. Based on the exposure at June 30, 2023, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $0.3 million.

(d) Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. In meeting its liquidity requirements, the Company closely monitors its forecasted cash requirements with expected cash drawdown.

9. Loss per Share

The Company had securities outstanding which could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would have been anti-dilutive.

10. Related Party Transactions

During each of three and nine months ended June 30, 2023 and 2022, the Company paid cash of $0.02 million and $0.06 million, respectively, for a right of use lease from a company controlled by the Company’s CEO. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. On December 31, 2022, the Company executed a two-year lease extension through December 31, 2024 in accordance with the terms of the original lease agreement.

11. Subsequent Events

Subsequent to June 30, 2023, equity sales under the Company’s at-the-market offering program have resulted in the issuance of 226,882 common shares and receipt of net cash proceeds of $0.19 million after deducting sales agent commissions.

Subsequent to the quarter end, the Company granted 497,000 share options to employees and directors and 326,200 restricted shares units to certain employees in lieu of cash-based incentive compensation and to one employee for payment of past consulting services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of June 30, 2023 and our audited consolidated financial statements for the year ended September 30, 2022 included in our Annual Report on Form 10-K, as amended,  filed with the Securities and Exchange Commission (the “SEC”) on December 16, 2022.

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

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of June 30, 2023 and September 30, 2022, and for the three and nine months ended June 30, 2023 and 2022 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our most advanced drug candidate is EB05 (paridiprubart), a monoclonal antibody developed for acute and chronic disease indications that involve dysregulated innate immunity responses. EB05 inhibits toll-like receptor 4 (TLR4), a key immune signaling protein and an important mediator of inflammation. We are currently evaluating EB05 as a potential treatment for Acute Respiratory Distress Syndrome (ARDS), a life-threatening form of respiratory failure. In September 2022, we reported final results from the Phase 2 part of a Phase 2/Phase 3 study of EB05 in ARDS patients who were hospitalized for Covid-19-related respiratory disease. Among the findings, EB05 demonstrated statistically significant mortality reductions in critically ill hospitalized patients treated with EB05 plus Standard of Care treatment (SOC). Based in part of these findings, the U.S. Food and Drug Administration (FDA) granted us a Fast Track designation. We are currently enrolling patients in the Phase 3 part of the EB05 study.

In addition to EB05, we are developing product candidates for a number of chronic dermatological and inflammatory conditions. We recently reported preliminary, topline results from a Phase 2b clinical study evaluating multiple concentrations of our drug candidate, EB01, as a monotherapy for moderate-to-severe chronic Allergic Contact Dermatitis (ACD), a common occupational skin condition. Among the preliminary findings, 1.0% EB01 (daniluromer) cream demonstrated statistically significant improvement over placebo for the primary endpoint and a key secondary endpoint. We are preparing for an End of Phase 2 meeting with FDA following full analysis. In January 2023, Health Canada approved our clinical trial application (CTA) for our EB06 monoclonal antibody candidate to conduct a future Phase 2 study in vitiligo, a common autoimmune disorder that causes skin to lose its color in patches. We are also preparing an investigational new drug application (IND) in the United States for our EB07 (paridiprubart) product candidate to conduct a future Phase 2 study in systemic sclerosis (SSc), an autoimmune rheumatic disorder that causes fibrosis (scarring/hardening) of skin and internal organs.

Recent Developments

EB05 (paridiprubart)

In June 2023, we announced positive findings from an in vitro study of paridiprubart against a panel of respiratory pathogens. The research results demonstrated that inflammation signaling from multiple pathogens, including Influenza A, coronavirus and a common bacterium (H. influenzae), was inhibited by paridiprubart. Based on these findings and our clinical experience with paridiprubart, we believe that our drug candidate could provide an effective treatment for ARDS caused by, among others, coronaviruses, pandemic influenza and harmful bacteria. The in vitro study was conducted in collaboration with the University of Toronto under a grant from the Government of Canada's Strategic Innovation Fund.

In March 2023, we announced that the company and the FDA agreed on the primary endpoint and population for the Phase 3 part of a Phase 2/3 study evaluating our monoclonal antibody candidate, EB05, as a therapy for hospitalized Covid-19 patients with ARDS. Under the amended protocol design, Edesa will evaluate a single cohort of severely ill patients on invasive mechanical ventilation, both with and without additional organ support such as extracorporeal membrane oxygenation (ECMO). Edesa plans to enroll approximately 600 evaluable hospitalized subjects. The primary endpoint will be the mortality rate at 28 days. Last year, Canadian regulators approved a similar Phase 3 study of EB05 in Covid-19-induced ARDS among two separate cohorts of patients, and we are evaluating potential future harmonization of the Canadian protocol with the U.S. protocol. With recruitment open in both the U.S. and Canada, we discontinued recruitment at secondary sites, which were located in Poland and Colombia.

In April 2023, we announced the World Health Organization and the United States Adopted Name (USAN) Council have adopted the international nonproprietary name “paridiprubart” for our anti-TLR4 monoclonal antibody candidate.

Based on current hospitalization trends and our recruitment experience, we believe that Covid-19-related hospitalization patterns have become more predictable and seasonal in nature, similar to those of influenza, with increased hospitalizations and deaths anticipated in the fall/winter and among populations and geographies with low booster/vaccination rates. As a result, we believe that the pace of future enrollment will be more closely linked to the number and location of investigational sites we activate rather than the unpredictable waves of the pandemic. Subject to funding, we plan to increase the number of investigational centers from 23 to up to 60 hospitals in the U.S. and Canada. We have the flexibility to adjust the timing of these and other clinical trial expenditures to manage our working capital.

In addition to Covid-19 induced ARDS, we are also exploring various approaches to evaluate our EB05 (paridiprubart) drug candidate in a general ARDS population, including, among other potential options, participating in a government-sponsored platform study, amending our current Phase 3 study protocol to include non-Covid-19 ARDS patients and initiating a separate study or cohort. Given the broader pool of patients, we believe a harmonized or general ARDS study could increase efficiency and expedite development timelines as well as validate the broader potential utility of paridiprubart. Any changes we make to our clinical study protocol may impact how previously enrolled subjects are categorized and/or included in the study’s results.

EB01 (daniluromer)

In June 2023, we announced the assignment of the name "daniluromer" to the active pharmaceutical ingredient in our EB01 drug candidate, a topical formulation of daniluromer that we are developing as a treatment for Allergic Contact Dermatitis. We expect daniluromer to be published in an upcoming World Health Organization (WHO) list of recommended international nonproprietary names. The WHO, under its International Nonproprietary Names program, provides a globally recognized system for selecting unique names to identify pharmaceutically active substances.

Significant Accounting Policies and Estimates

See Note 3 to our financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2022 for a discussion of our significant accounting policies and estimates. There have been no material changes to such critical accounting policies or estimates.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

Total operating expenses decreased by $3.74 million to $2.06 million for the three months ended June 30, 2023 compared to $5.80 million for the same period last year:

•	Research and development expenses decreased by $3.52 million to $1.03 million for the three months ended June 30, 2023 compared to $4.55 million for the same period last year primarily due to decreased external research expenses related to our ongoing clinical studies and manufacturing of our investigational drugs. In the comparative period, the Company purchased bulk drug product of EB05 for its clinical study for $2.54 million.

•	General and administrative expenses decreased by $0.21 million to $1.04 million for the three months ended June 30, 2023 compared to $1.25 million for the same period last year primarily due to decreased non-cash share-based compensation.

Total other income increased by $0.07 million to $0.08 million for the three months ended June 30, 2023 compared to $0.01 million for the same period last year primarily due to an increase in interest earned on cash balances.

For the three months ended June 30, 2023, our net loss was $1.98 million, or $0.10 per common share, compared to a net loss of $5.79 million, or $0.37 per common share, for the three months ended June 30, 2022.

Comparison of the Nine Months Ended June 30, 2023 and 2022

Total operating expenses decreased by $8.68 million to $6.85 million for the nine months ended June 30, 2023 compared to $15.53 million for the same period last year:

•	Research and development expenses decreased by $7.70 million to $3.84 million for the nine months ended June 30, 2023 compared to $11.54 million for the same period last year primarily due to decreased external research expenses related to our ongoing clinical studies and manufacturing of our investigational drugs, and a decrease in non-cash share-based compensation.

•	General and administrative expenses decreased by $0.98 million to $3.01 million for the nine months ended June 30, 2023 compared to $3.99 million for the same period last year primarily due to decreased personnel expenses and non-cash share-based compensation.

Total other income decreased by $0.60 million to $0.20 million for the nine months ended June 30, 2023 compared to $0.80 million for the same period last year primarily due to a decrease in grant income associated with the completion of clinical study activities under our federal reimbursement grant with the Canadian government’s Strategic Innovation Fund.

For the nine months ended June 30, 2023, our net loss was $6.65 million, or $0.34 per common share, compared to a net loss of $14.74 million, or $1.04 per common share, for the nine months ended June 30, 2022.

Capital Expenditures

Our capital expenditures primarily consist of computer and office equipment. There were no significant capital expenditures for the three and nine months ended June 30, 2023 and 2022.

Liquidity and Capital Resources

As a clinical-stage company we have not generated significant revenue, and we expect to incur operating losses as we continue our efforts to acquire, develop, seek regulatory approval for and commercialize product candidates and execute on our strategic initiatives. Our operations have historically been funded through issuances of common shares, exercises of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. For the nine-month periods ended June 30, 2023 and 2022, we reported net losses of $6.65 million and $14.74 million, respectively.

On March 27, 2023, we entered into an equity distribution agreement with Canaccord Genuity LLC (Canaccord), as sales agent, pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $20 million in gross cash proceeds, subject to certain offering limitations that currently allow the Company to offer and sell common shares having an aggregate gross sales price of up to $8.37 million. Canaccord will use commercially reasonable efforts to sell the common shares from time to time, based upon our instructions. We have no obligation to sell any of the common shares and may at any time suspend sales under the equity distribution agreement or terminate the equity distribution agreement in accordance with its terms. The total amount of cash that may be generated under this equity distribution agreement is uncertain and depends on a variety of factors, including market conditions and the trading price of our common shares. For the three months ended June 30, 2023, we sold a total of 808,107 common shares pursuant to the agreement. After deducting commissions and costs, net proceeds totaled $0.69 million. Subsequent to the quarter end, sales under the agreement have resulted in the issuance of 226,882 common shares and receipt of net cash proceeds of $0.19 million after deducting sales agent commissions.

In November 2022, we completed a private placement of units consisting of 2,691,337 common shares, three-year warrants to purchase up to an aggregate of 1,345,665 common shares (Class A warrants) and twelve-month warrants to purchase up to an aggregate of 1,345,665 common shares (Class B warrants). The gross proceeds from this offering are approximately $3.03 million, before offering expenses. During the nine months ended June 30, 2023, 705,314 shares have been issued upon the exercise of Class A and Class B warrants, with proceeds to the Company of $0.77 million.

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

At June 30, 2023, we had cash and cash equivalents of $6.46 million, working capital of $5.39 million, shareholders’ equity of $7.85 million and an accumulated deficit of $50.70 million. We plan to finance company operations over the course of the next twelve months with cash and cash equivalents on hand and equity sales under the at-the-market offering program. Management has flexibility to adjust this timeline by making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures and manufacturing campaigns, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations in the future, we plan to seek additional financing through the sale of equity, government grants, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. There is no assurance that adequate funding will be available to us or, if available, that such funding will be available on terms that we or our shareholders view as favorable. Market volatility, inflation, interest rates, government policies and concerns related to the war in Ukraine and the Covid-19 pandemic may have a significant impact on the availability of funding sources and the terms at which any funding may be available.

Research and Development

Our primary business is the development of innovative therapeutics for inflammatory and immune-related diseases with clear unmet medical needs. We focus our resources on research and development activities, including the conduct of clinical studies and product development, and expense such costs as they are incurred. Our research and development expenses have primarily consisted of employee-related expenses, including salaries, benefits, taxes, travel and share-based compensation expense for personnel in research and development functions; expenses related to process development and production of product candidates paid to contract manufacturing organizations and contract testing organizations, including the cost of acquiring, developing, and manufacturing research material; costs associated with clinical activities, including expenses for contract research organizations; and clinical trials and activities related to regulatory filings for our product candidates, including regulatory consultants.

Research and development expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Our research and development costs were $3.84 million and $11.54 million for the nine months ended June 30, 2023 and 2022, respectively. The decrease was due primarily to decreased external research expenses related to our ongoing clinical studies and manufacturing of our investigational drugs.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2023. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as of June 30, 2023, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amended and Restated Employment Agreement with Pardeep Nijhawan

On August 4, 2023, the Company entered into an amended and restated employment agreement with Pardeep Nijhawan, the Company’s Chief Executive Officer (the “Nijhawan Employment Agreement”).

Pursuant to the Nijhawan Employment Agreement, Dr. Nijhawan serves as the Company’s Chief Executive Officer as well as Chief Executive Officer of each of the Company’s subsidiaries, Edesa Biotech Research, Inc. and Edesa Biotech USA, Inc. and a director of Edesa Biotech Research, Inc. Dr. Nijhawan’s employment will continue for an indefinite term until terminated in accordance with the Nijhawan Employment Agreement.

Pursuant to the Nijhawan Employment Agreement, Dr. Nijhawan is entitled to a base salary of $357,700 per year and is eligible to receive a target annual bonus of 40% of his base salary, subject to the achievement of corporate and personal targets as determined by the Company and the Board of Directors. Dr. Nijhawan’s base salary is subject to annual review by the Board of Directors. Dr. Nijhawan is also entitled to an automobile allowance of $2,701.50 per month and is eligible to participate in the Company’s group insured benefits program, as may be in effect from time-to-time for employees generally, and executive employees specifically. Dr. Nijhawan is eligible for equity-based awards pursuant to the Company’s Equity Incentive Compensation Plan, as determined by the Board of Directors or Compensation Committee, commensurate with Dr. Nijhawan’s position and any business milestones that may be established by the Company.

If Dr. Nijhawan’s employment is terminated for “Cause” (as such term is defined in the Nijhawan Employment Agreement), subject to applicable law, Dr. Nijhawan is entitled to his base salary and vacation pay earned through the date of termination, and all of Dr. Nijhawan’s non-vested equity-based awards will be automatically extinguished. All vested equity-based awards shall be subject to the terms of the Company’s Equity Incentive Compensation Plan.

If Dr. Nijhawan is terminated without “Cause”, subject to Dr. Nijhawan signing a general release of claims, Dr. Nijhawan is entitled to: (i) a lump sum payment equal to Dr. Nijhawan’s then current base salary for 12 months plus one additional month for every completed year of service since August 1, 2017 (the “Nijhawan Severance Period”) which shall not exceed 24 months, inclusive of, and not in addition to, his notice and severance entitlements, if any, pursuant to applicable law, (ii) a lump sum payment of the annual bonus to which Dr. Nijhawan is entitled for the calendar year immediately preceding the date of termination, if such bonus has not already been paid, (iii) a lump sum payment equal to Dr. Nijhawan’s annual bonus entitlement, prorated over Dr. Nijhawan’s length of service in the calendar year in which his employment is terminated, calculated in accordance with the terms of the Nijhawan Employment Agreement, (iv) payment of Dr. Nijhawan’s annual bonus entitlement during the full Nijhawan Severance Period, calculated in accordance with the terms of the Nijhawan Employment Agreement, (v) continuation of Dr. Nijhawan’s benefits and car allowance and any other benefit required to be maintained by law in accordance with the terms of the Nijhawan Employment Agreement, and (vi) subject to applicable law, all vested equity-based awards granted to Dr. Nijhawan shall be exercisable in accordance with the terms of the applicable Equity Incentive Compensation Plan.

In the event that Dr. Nijhawan is terminated or constructively terminated, which includes a material change in Dr. Nijhawan’s title, responsibilities, authority or status or a material reduction of his compensation, without “Cause” upon or within a 12-month period following a “Change of Control” (as such term is defined in the Nijhawan Employment Agreement), Dr. Nijhawan is entitled to (i) a change of control payment equal to 24 months of the value of Dr. Nijhawan’s then current base salary as of the date of termination, (ii) a lump sum payment of the annual bonus to which Dr. Nijhawan is entitled for the calendar year immediately preceding the date of termination, if such bonus has not already been paid, (iii) a lump sum payment equal to Dr. Nijhawan’s annual bonus entitlement, prorated over Dr. Nijhawan’s length of service in the calendar year in which his employment is terminated, calculated in accordance with the terms of the Nijhawan Employment Agreement, (iv) payment of Dr. Nijhawan’s annual bonus entitlement during the full Nijhawan Severance Period, calculated in accordance with the terms of the Nijhawan Employment Agreement, (v) continuation of Dr. Nijhawan’s benefits and car allowance and any other benefit required to be maintained by law in accordance with the terms of the Nijhawan Employment Agreement, and (vi) subject to applicable law, all vested equity-based awards granted to Dr. Nijhawan shall be exercisable in accordance with the terms of the applicable Equity Incentive Compensation Plan.

Dr. Nijhawan may resign from his employment at any time by providing the Company with a minimum of 60 days advance notice, in writing. Dr. Nijhawan’s notice may be waived by the Company, subject only to providing Dr. Nijhawan with payment of his base salary and continuation of benefits until the end of the notice period. If Dr. Nijhawan resigns from his employment, subject to applicable law, (i) all non-vested equity based awards held by Dr. Nijhawan shall be automatically extinguished and (ii) Dr. Nijhawan shall not be entitled to any bonus or pro rata bonus payment not already awarded on or before the date of termination. All vested equity-based awards shall be subject to the terms of the applicable Equity Incentive Compensation Plan.

During the term of Dr. Nijhawan’s employment and for 12 months following the cessation of Dr. Nijhawan’s employment, Dr. Nijhawan is prohibited from competing with the business of the Company in North America. In addition, for 24 months following the cessation of Dr. Nijhawan’s employment, Dr. Nijhawan is prohibited from soliciting customers or prospective customers for any purpose competitive with the business of the Company, encouraging any customer to cease doing business with the Company and soliciting the employment or engagement of certain of Company’s employees.

Amended and Restated Employment Agreement with Michael Brooks

On August 4, 2023, the Company entered into an amended and restated employment agreement with Michael Brooks, the Company’s President (the “Brooks Employment Agreement”).

Pursuant to the Brooks Employment Agreement, Dr. Brooks serves as the Company’s President as well as President and a director of the Company’s subsidiary, Edesa Biotech Research, Inc. Dr. Brooks’ employment will continue for an indefinite term until terminated in accordance with the Brooks Employment Agreement.

Pursuant to the Brooks Employment Agreement, Dr. Brooks is entitled to a base salary of $335,340 per year and is eligible to receive a target annual bonus of 40% of his base salary, subject to the achievement of corporate and personal targets as determined by the Company and the Board of Directors. Dr. Brooks’ base salary is subject to annual review by the Board of Directors. Dr. Brooks is also entitled to an automobile allowance of $2,000 per month and is eligible to participate in the Company’s group insured benefits program, as may be in effect from time-to-time for employees generally, and executive employees specifically. Dr. Brooks is eligible for equity-based awards pursuant to the Company’s Equity Incentive Compensation Plan, as determined by the Board of Directors or Compensation Committee, commensurate with Dr. Brooks’ position and any business milestones that may be established by the Company.

If Dr. Brooks’ employment is terminated for “Cause” (as such term is defined in the Brooks Employment Agreement), subject to applicable law, Dr. Brooks is entitled to his base salary and vacation pay earned through the date of termination, and all of Dr. Brooks’ non-vested equity-based awards will be automatically extinguished. All vested equity-based awards shall be subject to the terms of the Company’s Equity Incentive Compensation Plan.

If Dr. Brooks is terminated without “Cause”, subject to Dr. Brooks signing a general release of claims, Dr. Brooks is entitled to: (i) a lump sum payment equal to Dr. Brooks’ then current base salary for 12 months plus one additional month for every completed year of service since September 1, 2015 (the “Brooks Severance Period”) which shall not exceed 24 months, inclusive of, and not in addition to, his notice and severance entitlements, if any, pursuant to applicable law, (ii) a lump sum payment of the annual bonus to which Dr. Brooks is entitled for the calendar year immediately preceding the date of termination, if such bonus has not already been paid, (iii) a lump sum payment equal to Dr. Brooks’ annual bonus entitlement, prorated over Dr. Brooks’ length of service in the calendar year in which his employment is terminated, calculated in accordance with the terms of the Brooks Employment Agreement, (iv) payment of Dr. Brooks’ annual bonus entitlement during the full Brooks Severance Period, calculated in accordance with the terms of the Brooks Employment Agreement, (v) continuation of Dr. Brooks’ benefits and car allowance and any other benefit required to be maintained by law in accordance with the terms of the Brooks Employment Agreement, and (vi) subject to applicable law, all vested equity-based awards granted to Dr. Brooks shall be exercisable in accordance with the terms of the applicable Equity Incentive Compensation Plan.

In the event that Dr. Brooks is terminated or constructively terminated, which includes a material change in Dr. Brooks’ title, responsibilities, authority or status or a material reduction of the Employee’s compensation, without cause upon or within a 12-month period following a “Change of Control” (as such term is defined in the Brooks Employment Agreement), Dr. Brooks is entitled to (i) a change of control payment equal to 24 months of the value of Dr. Brooks’ then current base salary as of the date of termination, (ii) a lump sum payment of the annual bonus to which Dr. Brooks is entitled for the calendar year immediately preceding the date of termination, if such bonus has not already been paid, (iii) a lump sum payment equal to Dr. Brooks’ annual bonus entitlement, prorated over Dr. Brooks’ length of service in the calendar year in which his employment is terminated, calculated in accordance with the terms of the Brooks Employment Agreement, (iv) payment of Dr. Brooks’ annual bonus entitlement during the full Brooks Severance Period, calculated in accordance with the terms of the Brooks Employment Agreement, (v) continuation of Dr. Brooks’ benefits and car allowance and any other benefit required to be maintained by law in accordance with the terms of the Brooks Employment Agreement, and (vi) subject to applicable law, all vested equity-based awards granted to Dr. Brooks shall be exercisable in accordance with the terms of the applicable Equity Incentive Compensation Plan.

Dr. Brooks may resign from his employment at any time by providing the Company with a minimum of 60 days advance notice, in writing. Dr. Brooks’ notice may be waived by the Company, subject only to providing Dr. Brooks with payment of his base salary and continuation of benefits until the end of the notice period. If Dr. Brooks resigns from his employment, subject to applicable law, (i) all non-vested equity based awards held by Dr. Brooks shall be automatically extinguished and (ii) Dr. Brooks shall not be entitled to any bonus or pro rata bonus payment not already awarded on or before the date of termination. All vested equity-based awards shall be subject to the terms of the applicable Equity Incentive Compensation Plan.

During the term of Dr. Brooks’ employment and for 12 months following the cessation of Dr. Brooks’ employment, Dr. Brooks is prohibited from competing with the business of the Company in North America. In addition, for 24 months following the cessation of Dr. Brooks’ employment, Dr. Brooks is prohibited from soliciting customers or prospective customers for any purpose competitive with the business of the Company, encouraging any customer to cease doing business with the Company and soliciting the employment or engagement of certain of Company’s employees.

The descriptions of the Nijhawan Employment Agreement and Brooks Employment Agreement do not purport to be complete and are qualified in their entireties by reference to the full texts of the Nijhawan Employment Agreement and Brooks Employment Agreement, which have been filed as Exhibits 10.3 and 10.4 to this Quarterly Report and are incorporated herein by reference.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1 +

Amendment No. 2 to Edesa Biotech, Inc. 2019 Equity Incentive Compensation Plan (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2023, and incorporated herein by reference).

10.2 +

Employment Agreement by and between the Company and Stephen Lemieux, dated June 26, 2023 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 27, and incorporated herein by reference).

10.3 +	Amended and Restated Employment Agreement, by and between the Company and Pardeep Nijhawan, dated August 4, 2023 (filed herewith).

10.4 +	Amended and Restated Employment Agreement, by and between the Company and Michael Brooks, dated August 4, 2023 (filed herewith).

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

EDESA BIOTECH, INC.

Date: August 9, 2023	By:	/s/ Stephen Lemieux
Stephen Lemieux, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

