Form 10-K
period 2023-09-30
Edesa Biotech, Inc.
filed 2023-12-15
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common shares held by nonaffiliates was approximately $14,782,585 which was calculated based on 2,865,524 common shares outstanding as of that date, of which 2,315,314 common shares were held by nonaffiliates at the closing price of the registrant’s common shares on The Nasdaq Capital Market on such date. These amounts reflect the one-for-seven reverse split of the registrant’s outstanding common shares effected October 11, 2023.

As of December 13, 2023, the registrant had 3,164,722 common shares issued and outstanding.

/s/ MNP LLP

Toronto, Canada

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EDESA BIOTECH, INC.

ANNUAL REPORT ON FORM 10-K

Year Ended September 30, 2023

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

Except as required by law, we undertake no obligation to update forward-looking statements. You should review the factors and risks and other information we describe in the reports we will file from time to time with the SEC.

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

PART 1

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

Our most advanced drug candidate is EB05 (paridiprubart). Paridiprubart represents a new class of emerging therapies called Host-Directed Therapeutics (HDTs) that are designed to modulate the body’s own immune response when confronted with infectious diseases or even chemical agents. Importantly, these therapies are designed to work across multiple infectious diseases and threats, and could be stockpiled preemptively ahead of outbreaks. Because they are threat agnostic, HDTs like paridiprubart have the potential to become standard of care in Intensive Care Units (ICUs) and critical countermeasures for both pandemic preparedness and biodefense. We are currently evaluating EB05 as a potential treatment for Acute Respiratory Distress Syndrome (ARDS), a life-threatening form of respiratory failure. Recruitment in a Phase 3 study is ongoing.

In addition to EB05, we are developing product candidates for a number of chronic dermatological and inflammatory conditions. In November 2023, we reported final results from a Phase 2b clinical study evaluating multiple concentrations of our drug candidate, EB01 (daniluromer), as a monotherapy for moderate-to-severe chronic Allergic Contact Dermatitis (ACD), a common occupational skin condition. Among the findings, 1.0% EB01 cream demonstrated statistically significant improvement over placebo for the primary endpoint and a key secondary endpoint. For our EB06 monoclonal candidate, we have received regulatory approval by Health Canada to conduct a future Phase 2 study in patients with moderate to severe nonsegmental vitiligo, a common autoimmune disorder that causes skin to lose its color in patches. We are also preparing an investigational new drug application (IND) in the United States (U.S.) for our EB07 product candidate to conduct a future Phase 2 study in patients with fibrotic diseases such as systemic sclerosis.

Competitive Strengths

 We believe that we possess a number of competitive strengths that position us to become a leading biopharmaceutical company focused on inflammatory and immune-related diseases, including:

•	Validated technology and drug development capabilities. We believe that the strength of our technologies has been validated by our favorable clinical data and progress to date, more than C$37 million in competitive government grant and funding awards, and our multiple arrangements with third parties to develop and commercialize their clinical-stage drug candidates.

•	Innovative pipeline addressing large underserved markets. Our product candidates include novel clinical-stage compounds and antibodies that have significant scientific rationale for effectiveness. By initially targeting large markets that have significant unmet medical needs, we believe that we can drive adoption of new products and improve our competitive position. For example, ARDS is associated with approximately 10% of ICU admissions globally, impacts millions of people, and costs billions of dollars annually.

•	Intellectual property protection and market exclusivity. We have opportunities to develop our competitive position through patents, trade secrets, technical know-how and continuing technological innovation. We have exclusive license rights in our target indications to multiple patents and pending patent applications in the U.S. and in various foreign jurisdictions. In addition to patent protection, we intend to utilize trade secrets and market exclusivity afforded to new chemical entities and biologics, where applicable, to enhance or maintain our competitive position.

•	Experienced leadership. Our leadership team possesses core capabilities in dermatology, infectious diseases, gastrointestinal medicine, drug development and commercialization, chemistry, manufacturing and controls, and finance. Our founder and Chief Executive Officer, Pardeep Nijhawan, MD, FRCPC, AGAF, is a board-certified gastroenterologist and hepatologist with a successful track record of building life science businesses, including Exzell Pharma Inc., which was sold to BioLab Pharma in 2022, and Medical Futures, Inc., which was sold to Tribute Pharmaceuticals in 2015. In addition to our internal capabilities, we have also established a network of key opinion leaders, contract research organizations, contract manufacturing organizations and consultants. As a result, we believe we are well positioned to efficiently develop novel treatments for inflammatory and immune-related diseases.

Our Business Strategy

Our business strategy is to develop and commercialize innovative drug products that address unmet medical needs for large, underserved markets with limited competition. Key elements of our strategy include:

•	Prioritize the development and commercialization of later-stage product candidates. Our goal is to obtain regulatory approval and commercialize multiple clinical assets in our pipeline. We seek to expedite development, in part, through the use of innovative trial designs, including adaptive design protocols, as well as by focusing on disease indications that we believe have clear regulatory pathways and interest from potential licensing or development partners. We also plan to evaluate opportunities to apply, as applicable, for expedited regulatory review and orphan drug programs, which could potentially lead to accelerated clinical development and commercialization timelines for our product candidates.

•	Maximize our current portfolio opportunity by expanding use across multiple indications. We aim to identify clinical-stage assets that have the potential to treat multiple diseases. Our assets are designed to modulate pathways that are implicated across a number of immune and inflammatory/allergic conditions. For example, we believe that our monoclonal antibody candidates have potential utility in additional indications, including chronic conditions like systemic sclerosis and vitiligo.

•	Maximize the commercial potential of our product candidates via direct marketing or strategic arrangements. If our product candidates are successfully developed and approved, we plan to either build commercial infrastructure capable of directly marketing the products, or alternatively, outsource the sales and marketing of our products. We also plan to evaluate strategic licensing or partnering arrangements with pharmaceutical companies for the further development or commercialization of our drugs, where applicable, such as in areas or regions outside North America where a partner may contribute additional resources, infrastructure and expertise.

•	In-license promising product candidates. We are applying our cost-effective development approach to advance and expand our pipeline. Our current product candidates are in-licensed from academic institutions or other biopharmaceutical companies, and, from time to time, we plan to identify, evaluate and potentially obtain rights to and develop additional assets. Our objective is to maintain a well-balanced portfolio with product candidates across various stages of development. We do not currently intend to invest significant capital in basic research, which can be expensive and time-consuming.

Acute Respiratory Distress Syndrome

ARDS is a life-threatening form of respiratory failure characterized by an exaggerated and dysfunctional immune response, rapid onset of widespread inflammation in the lungs, and hypoxia (an absence of enough oxygen in the tissues to sustain bodily functions). ARDS can be precipitated by a number of conditions including viral and bacterial pneumonia, sepsis, chest injury and even mechanical ventilation, among other causes. ARDS has historically accounted for 10% of ICU admissions, representing more than 3 million patients globally each year. Based on the prevalence data of ARDS, we estimate that there are as many as 600,000 ARDS-related admissions to ICUs each year in the seven major markets (U.S, UK, Germany, France, Spain, Italy, Japan) and Canada. According to medical literature, ICU stays for ARDS patients in the U.S. range from 7 to 21 days on average, at an average cost of more than $100,000 per patient.

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

EB05 (paridiprubart)

Overview

EB05 is an intravenous formulation of paridiprubart, a first-in-class monoclonal antibody (mAb) that has been engineered to alter inflammatory signaling by binding to and blocking the activation of TLR4. Specifically, paridiprubart dampens TLR4 signaling by blocking receptor dimerization (and subsequent intracellular signaling cascades). The drug has demonstrated the ability to block signaling irrespective of the presence or concentration of the various molecules that frequently bind with TLR4, known as ligands. Based on this broad mechanism of action, we believe that paridiprubart could ameliorate TLR4-mediated inflammation cascades in ARDS patients, thereby reducing lung injury, ventilation rates and mortality.

Phase 2 Results of Phase 2/Phase 3 Study

In September 2022, we reported final results for the Phase 2 part of an international Phase 2/3 clinical study evaluating the safety and efficacy of EB05 as a therapy for adult hospitalized Covid-19 patients.

The Phase 2 part of the Phase 2/3 study was primarily exploratory and designed to refine patient stratification and statistical powering for the Phase 3 study. The study included hospitalized Covid-19 patients, ranging from Level 3 (hospitalized, not requiring supplemental oxygen) on the nine-point WHO Covid-19 Severity Scale (WCSS) to WCSS Level 7 (hospitalized, requiring intubation plus additional organ support such as ECMO). Enrollment in the study as well as the analysis was stratified according to baseline WCSS level into patients with mild Covid-19, defined as WCSS level ≤4, or severe Covid-19, defined as WCSS level ≥5, or critically ill, defined as WCSS level 7. Following a single intravenous infusion of EB05 or placebo, patients were evaluated for disease progression, mortality, side effects and other critical care measurements. Standard-of-care Covid-19 treatment was given to all patients.

In the Phase 2 study, EB05 demonstrated a statistically significant and clinically meaningful trend for 28-day mortality for all randomized subjects in the critically ill cohort (the intent to treat, or ITT, population). The 28-day death rate in the EB05 plus standard of care (SOC) arm was 7.7% versus 40% in the placebo + SOC arm in critically severe patients on ECMO therapy (extracorporeal membrane oxygenation) or Invasive Mechanical Ventilation (IMV) plus organ support with ARDS at baseline (p=0.04). The Survival Analysis using Cox’s Proportional Hazard Model also demonstrated that patients treated with EB05 + SOC had an 84% reduction in the risk of dying when compared to placebo + SOC at 28 days. To our knowledge, no other study has demonstrated a result of this magnitude in this population. The 60-day mortality rate was 23.1% (3/13) in the EB05 + SOC arm versus 45% (9/20) in the placebo + SOC arm for this same population (p=0.20). The Survival Analysis using Cox’s Proportional Hazard Model showed that the patients treated with EB05 + SOC had a 61% reduction in the risk of dying when compared to placebo + SOC at 60 days.

In addition to the critically ill population, the analysis of the full Phase 2 dataset revealed other efficacy signals. For severe Covid-19 patients at WCSS Level 5 and 6 (99% of patients had ARDS at baseline), there were clinically meaningful differences with respect to the proportion of patients who were alive without any need for oxygen support at Day 28 (the Phase 2 study’s primary endpoint). From the ITT analysis of this population, 45.8% in the EB05 + SOC arm versus 36.1% in the placebo + SOC arm achieved the primary endpoint (p=0.16). Similarly positive efficacy signals were also demonstrated in this same population for the proportion of patients who achieved at least a 2-point improvement on the WCSS. From the ITT analysis of this population, 46.7% in the EB05 + SOC arm versus 36.1% in the placebo + SOC arm achieved at least a 2-point improvement in on the WCSS (p=0.12). For mild Covid-19 patients at WCSS Level ≤4, the study did not detect meaningful clinical differences between the arms for these endpoints, which is likely the result of the baseline severity score being too close to the endpoint (WCSS of 3 or less) on these scoring scales. The Phase 2 study demonstrated that EB05 appears to be well-tolerated and consistent with the observed safety profile to date.

Phase 3 of a Phase 2/Phase 3 Study

In December 2022, the U.S. Food and Drug Administration (FDA) granted Fast Track designation to EB05 as a treatment for ARDS in critically ill Covid-19 patients. The Fast Track program provides us with the opportunity for more frequent communication with the agency to discuss the development path for EB05 as a treatment for ARDS in critically ill Covid-19 patients. Investigational drugs that receive Fast Track designation are also eligible for rolling review of their marketing application as well as potential pathways for accelerated regulatory approval. To receive this designation, drug candidates must both treat a serious disease and have non-clinical or clinical data that demonstrate the potential to address an unmet medical need.

The Phase 3 part of our Phase 2/3 study is designed to assess the efficacy and safety of EB05 among hospitalized patients with severe and critical disease, for whom there continues to be limited treatment options and high mortality rates. In March 2023, we announced that the Company and the FDA agreed on the primary endpoint and population for a Phase 3 study evaluating EB05 as a therapy for hospitalized Covid-19 patients with ARDS. Under the amended protocol design, we will evaluate a single cohort of severely ill patients on invasive mechanical ventilation, both with and without additional organ support such as ECMO. The protocol calls for approximately 600 evaluable hospitalized subjects to be enrolled. The primary endpoint will be the mortality rate at 28 days. In October 2023, Canadian regulators approved an amendment that harmonized the previously approved Canadian protocol with the U.S. protocol.

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

In addition to Covid-19 induced ARDS, we are also exploring various approaches to evaluate our EB05 drug candidate in a general, all-cause ARDS population. Given the broader pool of patients, we believe a general, all-cause ARDS study could increase efficiency and expedite development timelines as well as validate the broader potential utility of EB05. Any changes we make to our clinical study protocol may impact how previously enrolled subjects are categorized and/or included in the study’s results. As of the date of this filing, recruitment is ongoing in the U.S. and Canada.

Previous Phase 1 and Phase 2 Clinical Studies

Paridiprubart has demonstrated the potential ability to regulate inflammation and resolve fever and stabilize heart and breathing rates in human subjects that were injected with lipopolysaccharide (LPS) - a potent inducer of acute systemic inflammation. In previous Phase 1 and Phase 2 clinical studies, paridiprubart has demonstrated favorable safety and tolerability profiles.

In a previous Phase 1 study, paridiprubart was administered in healthy volunteers (HV) as a single intravenous infusion using a single ascending pharmacokinetic/pharmacodynamic dose design. Paridiprubart was administered at different dose levels and was followed by in vivo LPS challenges. The study demonstrated that paridiprubart inhibited the release of various pro-inflammatory cytokines (IL-6, TNF-α and CXCL10) and stabilized certain other vital signs for up to 22 days after the infusion of paridiprubart. The study further demonstrated that cytokine response and baseline vital signs were restored at 40 days after paridiprubart infusion.

Paridiprubart demonstrated a favorable safety profile in the Phase 1 study in healthy volunteers as well as in a multiple-infusion Phase 2 study in subjects with rheumatoid arthritis (RA). In the Phase 1 study, doses ranged from 0.001 mg/kg up to 15mg/kg. The Phase 2 RA study was a multiple dose study where patients received one dose of paridiprubart 5 mg/kg every two weeks for 12 weeks. In the Phase 1 study, a total of 60 subjects received paridiprubart, and in the Phase 2 RA study, 61 patients were randomized to the paridiprubart group. There were no meaningful differences observed between the placebo and paridiprubart treatment groups with respect to the incidence of treatment emergent serious and non-serious adverse events in either of these studies.

Federal Funding from the Government of Canada

In October 2023, our wholly owned subsidiary Edesa Biotech Research, Inc. (Edesa Biotech Research) entered into a multi-year contribution agreement (the 2023 SIF Agreement) with the Canadian government’s Strategic Innovation Fund, or SIF. Under the 2023 SIF Agreement, the Government of Canada committed up to C$23 million in partially repayable funding toward (i) conducting and completing a Phase 3 clinical study of our investigational therapy EB05 in critical-care patients with ARDS caused by Covid-19 or other infectious agents, and (ii) submitting EB05 for governmental approvals and manufacturing scale-up, following, and subject to, completing the Phase 3 study and (iii) conducting two non-clinical safety studies to assess the potential long-term impact of EB05 exposure. Of the C$23 million committed by SIF, up to C$5.75 million is not repayable. The remaining C$17.25 million is conditionally repayable starting in 2029 only if and when we earn gross revenue. Edesa Biotech Research has agreed to complete the project by December 31, 2025. In the event that we or Edesa Biotech Research breach our obligations under the 2023 SIF Agreement, subject to applicable cure, the SIF may exercise a number of remedies, including suspending or terminating funding under the 2023 SIF Agreement, demanding repayment of funding previously received and/or terminating the 2023 SIF Agreement. The performance obligations of Edesa Biotech Research under the 2023 SIF Agreement are guaranteed by us.

Our previously completed Phase 2 study of EB05 was also funded, in part, by SIF. Under a February 2021 agreement (the 2021 SIF Agreement), the Government of Canada committed C$14.1 million in nonrepayable funding for an international Phase 2 study and certain pre-clinical experiments. In the event that we or Edesa Biotech Research breach our obligations under the 2021 SIF Agreement, subject to applicable cure, the SIF may exercise a number of remedies, including demanding repayment of funding previously received and/or terminating the agreement. The performance obligations of Edesa Biotech Research under the contribution agreement are guaranteed by us. All potential funding available under the 2021 SIF Agreement has been received. As of the date of this filing, we have met all of our performance and reporting requirements under the 2021 SIF Agreement.

Vitiligo

Vitiligo is a chronic autoimmune disease that causes the loss of skin pigmentation in patches. It occurs when melanocytes, the pigment-producing skin cells, die or stop producing melanin. The extent of color loss from vitiligo is unpredictable and can affect the skin on any part of the body. It is estimated that vitiligo prevalence is between 0.5 to 2% of the global population. Vitiligo patients are not born with lesioned skin. Rather, unpigmented spots appear over time, with about 50% of patients having symptom onset before 20 years of age. There are two main forms of vitiligo: segmental, where depigmentation is limited to one area and side of the body, and nonsegmental (generalized), where patches of pale skin occur on both sides of the body, often symmetrically. Nonsegmental vitiligo is the most common type of vitiligo.

At present, there is only one FDA-approved therapeutic indicated for repigmentation in vitiligo, a Janus Kinase (JAK) inhibitor cream (ruxolitinib); however, there is an increased risk of serious infections and malignancies associated with ruxolitinib. Similarly, off-label non-surgical therapies tend to be time-consuming, expensive, or prone to causing side effects. Common treatments include topical drugs, phototherapies and surgical interventions. Based on the availability and limitations of current treatments, we believe there is a significant need for well targeted and systemic immunotherapies.

EB06

Overview and Status

EB06 is a monoclonal antibody candidate that binds specifically and selectively to chemokine ligand 10 (CXCL10) and inhibits the interaction of CXCL10 with its receptor(s). We believe that there is significant scientific rationale for the potential utility of this mechanism of action to reduce disease symptoms and progression in vitiligo patients. CXCL10 is highly expressed in vitiligo patients, and has been shown to play both a key role in the trafficking of anti-melanocytic T-cells to the epidermis as well as in inducing apoptosis (death) of melanocytes. Furthermore, neutralization of CXCL10 has been demonstrated to both prevent and reverse depigmentation in animal models. EB06 is currently formulated for intravenous administration, with future plans for a potential subcutaneous formulation.

We have approval from Health Canada to conduct a Phase 2 study of EB06 in moderate to severe nonsegmental vitiligo patients, and we are currently evaluating potential funding options to initiate this project, which may include both drug manufacturing and clinical activities.

Previous Clinical Experience

EB06 has demonstrated a favorable safety and tolerability profile in three previous clinical studies of 65 subjects in total. The first Phase 1 study was a double-blind, placebo-controlled, ascending, single-dose study in 20 healthy subjects. Participants received single intravenous doses of EB06, ranging from 0.1 to 20 mg/kg. No deaths or serious adverse events (AEs) were reported. EB06 was generally safe and well tolerated at doses up to 20 mg/kg. A second Phase 1 study evaluated the effect of single doses of EB06 to generate proof-of-principle data on the neutralization of CXCL10 in an inflammatory setting in humans using an experimentally nickel-induced allergic contact dermatitis model. For this double-blind, placebo-controlled study, 16 subjects were exposed to single intravenous doses of 180 and 720 mg of EB06. No deaths or serious AEs were reported, and EB06 was generally safe and well tolerated.

A third, open-label, single-arm Phase 2 study investigating multiple administrations of EB06 in patients with primary biliary cirrhosis with an incomplete response to ursodeoxycholic acid (UDCA) was also completed. A total of 29 patients were treated with 10 mg/kg intravenous doses of EB06 every two weeks, for a total of 6 doses. No serious treatment-related AEs were reported.

In addition, in a variety of pre-clinical in vitro and in vivo experiments, EB06 demonstrated the ability to neutralize the biological activity of CXCL10. In animal toxicology studies, EB06 was well-tolerated.

Allergic Contact Dermatitis

Contact dermatitis is a common occupational and work-related skin condition. The disease can be either irritant contact dermatitis or ACD. Based on market research, we believe that together these conditions cost up to $2 billion annually in the U.S. as a result of lost work, reduced productivity, medical care and disability payments. Based on the prevalence data of contact allergy in the general population, which we sourced from scientific literature and market reports, we estimate that there are as many as 30 million people in the seven major markets (US, UK, Germany, France, Spain, Italy, Japan) and Canada with ACD, and of these, we estimate that 40% have chronic exposure or frequent recurring exposure to a causative allergen. Based on the mechanism of action and topical delivery, we believe that the total addressable patient population for EB01 is as high as five million people in the seven major markets and Canada.

ACD is caused by an allergen interacting with skin and usually occurs on areas of the body that are open to the environment, with a high prevalence on the hands and face. Common allergens associated with ACD include plants, metals, plastics and resins, rubber additives, dyes, biocides, and various cosmetics. The disease is characterized by inflammation, erythema (redness), pruritus (itchiness), and blistering of the skin. Inflammation can vary from mild irritation and redness to open sores, depending on the type of irritant, the body part affected and the degree of sensitivity. ACD can become chronic if not treated or if the causative allergen is not removed. In many chronic cases, the causative allergen is unknown or difficult to avoid (as an example, the allergen is present in the workplace).

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

EB01 (daniluromer)

Overview and Status

EB01 is a potential first-in-class, topical vanishing cream containing a novel, non-steroidal anti-inflammatory compound. Daniluromer exerts its anti-inflammatory activity through the inhibition of certain pro-inflammatory enzymes known as secretory phospholipase 2, or sPLA2. These enzymes are secreted by immune cells upon their activation and produce arachidonic acid via phospholipid hydrolysis, which, in turn, initiates a broad inflammatory cascade. The sPLA2 enzyme family plays a key role in initiating inflammation associated with many diseases, and we believe that targeting the sPLA2 enzyme family with enzyme inhibitors will have a superior anti-inflammatory therapeutic effect because the inflammatory process will be inhibited at its inception rather than after inflammation has occurred.

Phase 2b Clinical Results of EB01

In November 2023, we reported final results from a Phase 2b clinical study evaluating multiple concentrations of our drug candidate, EB01, as a monotherapy for chronic moderate-to-severe ACD. The double-blind, placebo-controlled trial evaluated the safety and efficacy of EB01 in approximately 200 subjects, who were treated for 28 days with either EB01 cream (2.0%, 1.0% or 0.2%) or a placebo/vehicle cream. The primary efficacy outcome measurement was the mean percent improvement in symptoms from baseline at day 29 on the Contact Dermatitis Severity Index (CDSI). A key secondary efficacy measurement was the success rate of subjects achieving a score of "clear" or "almost clear" with at least a 2-point improvement from baseline after treatment at day 29 on the Investigator's Static Global Assessment (ISGA) scale.

The 1.0% EB01 cream demonstrated statistically significant improvement over placebo. For the primary endpoint, patients with 1.0% EB01-treated lesions demonstrated a 60% average improvement in symptoms from baseline at day 29 on the CDSI versus 40% for placebo/vehicle (p=0.027). For the ISGA secondary efficacy endpoint, 53% of patients with 1.0% EB01-treated lesions achieved a score of "clear" or "almost clear" with at least a 2-point improvement from baseline after treatment at day 29 (p=0.048). Only 29% of patients in the placebo group reached the same endpoint. No serious treatment-related adverse events were reported across all concentrations. The 2.0% and 0.2% formulations did not show significant differences compared to placebo. We are currently evaluating potential partnerships and funding opportunities for the continued development of this drug candidate.

Previous Clinical Results of EB01

EB01 has demonstrated efficacy for the treatment of ACD in two separate clinical trials. Both studies were double-blind, placebo/vehicle-controlled bilateral comparison studies to assess the safety, tolerability and efficacy of EB01 cream applied twice daily for the treatment of ACD of the hand and forearm as determined by the CDSI, a physician’s visual assessment. The CDSI is a composite endpoint, which grades each symptom of the disease (dryness, scaling, redness, pruritus, and fissures) scored from 0 (none) to 3 (severe), with a maximum total severity score of 15. A diagnosis of ACD was confirmed by a positive patch test deemed to be clinically relevant by the investigator.

The first Phase 2 study (n=11) was a double-blind, placebo/vehicle-controlled clinical study to assess the safety and efficacy of topical 1% EB01 cream for the treatment of ACD. Subjects selected for inclusion had bilateral ACD. Prior to randomization, subjects were patch tested. The study was bilateral in design with one lesion treated with 1% EB01 cream twice daily, while a comparable lesion was treated with placebo cream. Disease severity was assessed before treatment (Day 0) and at Day 30 by the investigator using the CDSI. For each individual patient, the change in disease score in the drug-treated hand was compared to that in the placebo-treated hand, thus making the latter an internal control for each patient. The mean change from baseline for 1% EB01 cream treated lesions was 69.9%, compared to 36.5% in the placebo cream lesions (p=0.0024).

A second Phase 2 study was a larger (n=30) bilateral study was conducted to assess 2% EB01 cream applied twice daily for 21 consecutive days in connection with the treatment of ACD. To be included in the study, patients had to have bilateral ACD with a CDSI score of at least 10 on each side, with no more than a 1-point difference between lesions. At Day 21, EB01-treated lesions had a mean improvement from baseline of 56%, compared to 24% for those treated with placebo cream (p<0.001). Efficacy of the 2% EB01 cream was maintained through Day 42 (21-days after ending treatment) with a 49% decrease in total CDSI score for 2% EB01 cream-treated hands, compared to 15% in the placebo/vehicle-treated hands (p<0.001). Within the total CDSI score, EB01 demonstrated statistically significant reductions for each of the individual CDSI components (dryness, scaling, redness, pruritus, and fissures).

Total clinical experience with daniluromer, including the current Phase 2b study, has involved approximately 270 subjects. No serious adverse events have been encountered to date.

Pre-Clinical Results

Daniluromer has demonstrated anti-inflammatory activity in a variety of in vitro and in vivo preclinical pharmacology models. Using a model for hapten signaling indicative of ACD, lipopolysaccharide-stimulated peripheral blood mononuclear cells were treated with daniluromer and shown to inhibit pro-inflammatory cytokines including IL-1b, IL-6, IL-8, MIP-1a, and TNF-α at the protein and mRNA expression levels. Additionally, in several Good Laboratory Practice animal toxicology studies, daniluromer was well-tolerated and systemic exposure was negligible (below the limit of detection). No genotoxicity was demonstrated in bacterial reverse mutation and micronucleus testing.

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

Among our activities, we are preparing IND in the U.S. for our EB07 (paridiprubart) product candidate to conduct a future study in patients with fibrotic diseases such as systemic sclerosis. This project represents a potential additional use for our anti-TLR4 monoclonal antibody candidate in chronic diseases with limited treatment options and high mortality and morbidity. In addition, our EB02 (daniluromer) drug candidate represents a potential extension of our sPLA2 anti-inflammatory technology. Based on our analysis of clinical data in dermatitis, we believe that EB02, which is currently formulated as a cream, may be effective in treating the erythema, swelling and exudation associated with hemorrhoids disease (HD). We have received approval from Health Canada for an exploratory Phase 2a clinical study of EB02 as a potential treatment for patients with grade I-III internal hemorrhoids. In light of our focus on the development of other product candidates, we are currently evaluating the timing for the initiation of this planned study of EB02. Initiating recruitment in the EB07 and EB02 studies is subject to, among other limitations, funding, regulatory approvals, drug manufacturing and activation of clinical investigational sites.

Intellectual Property and Key Licenses

We have an exclusive license from Yissum Research Development Company, the technology transfer company of Hebrew University of Jerusalem Ltd. (Yissum), for patents and patent applications that cover our product candidates EB01 and EB02 in the U.S., Canada, Australia and various countries in Europe. Method of use patents, for which we hold an inbound license from Yissum and an affiliate of Yissum, have been issued for use in dermatologic and gastrointestinal conditions and infections that will expire in 2024. We expect to seek patent term extension in the U.S. related to time under IND, which could add up to three to five years of additional protection. Additional patents subject to the license agreement have been filed by Yissum which we believe, if issued, could potentially prevent generic substitution until after 2033.

We also hold an exclusive license from NovImmune SA, for patents and patent applications that cover our product candidates that utilize our anti-TLR4 and anti-CXCL10 monoclonal antibody technology in the U.S., Canada and various other countries. Composition of matter patents, for which we hold an inbound license from NovImmune, have been issued that will expire as late as 2033 and 2028, respectively. We expect to seek patent term extension in the U.S. related to time under IND, which could extend protection. We have also filed additional method of use patent applications which we believe, if issued, could potentially prevent biosimilar substitution until as late as 2041. We have also filed provisional patent applications for use of these monoclonal antibody technologies in vitiligo (EB06) and systemic sclerosis (EB07).

In the event we are successful in commercializing a new drug candidate, we believe we would be eligible for data/market exclusivity, in addition to exclusivity rights granted through patent protection. We would be eligible for up to five years of exclusivity for EB01 and EB02 and up to 12 years of exclusivity for EB05 and EB06 after approval in the U.S., and, for any of these drug products, eight years of exclusivity after approval in Canada and ten years of exclusivity after approval in the European Union (EU).

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

License Agreement with NovImmune SA

In April 2020, through Edesa Biotech Research, we entered into an exclusive license agreement (the NovImmune License Agreement) with NovImmune SA (NovImmune), which operates under the brand Light Chain Bioscience, whereby we obtained exclusive rights throughout the world to certain know-how, patents and data relating to the monoclonal antibodies targeting TLR4 and CXCL10 (the Constructs). We will use the exclusive rights to develop products containing these Constructs (the Licensed Products) for therapeutic, prophylactic and diagnostic applications in humans and animals. Unless earlier terminated, the term of the NovImmune License Agreement will remain in effect for 25 years from the date of first commercial sale of Licensed Products. Subsequently, the NovImmune License Agreement will automatically renew for 5-year periods unless either party terminates the agreement in accordance with its terms.

Under the NovImmune License Agreement, we are exclusively responsible, at our expense, for the research, development manufacture, marketing, distribution and commercialization of the Constructs and Licensed Products and to obtain all necessary licenses and rights. We are required to use commercially reasonable efforts to develop and commercialize the Constructs in accordance with the terms of a development plan established by the parties. In exchange for the exclusive rights to develop and commercialize the Constructs, we issued to NovImmune $2.5 million of newly designated Series A-1 Convertible Preferred Shares (all of which were subsequently converted into common shares) pursuant to the terms of a securities purchase agreement entered into between the parties concurrently with the NovImmune License Agreement. In addition, we are committed to payments of various amounts to NovImmune upon meeting certain development, approval and commercialization milestones as outlined in the NovImmune License Agreement up to an aggregate amount of $356 million. We also have a commitment to pay NovImmune a royalty based on net sales of Licensed Products in countries where we directly commercialize Licensed Products and a percentage of sublicensing revenue received by us in the countries where we do not directly commercialize Licensed Products.

The NovImmune License Agreement provides that NovImmune will remain the exclusive owner of existing intellectual property in the Constructs and that we will be the exclusive owner of all intellectual property resulting from the exploitation of the Constructs pursuant to the license. Subject to certain limitations, we are responsible for prosecuting, maintaining and enforcing all intellectual property relating to the Constructs. During the term of the agreement, we also have the option to purchase the licensed patents and know-how at a price to be negotiated by the parties. If we default or fail to perform any of the terms, covenants, provisions or its obligations under the NovImmune License Agreement, NovImmune has the option to terminate the NovImmune License Agreement, subject to providing us with an opportunity to cure such default. The NovImmune License Agreement is also terminable by NovImmune upon the occurrence of certain bankruptcy related events pertaining to us.

In connection with the NovImmune License Agreement and pursuant to a purchase agreement entered into by the parties in April 2020, we acquired from NovImmune its inventory of the TLR4 antibody for an aggregate purchase price of $5.0 million.

License and Development Agreement with Pendopharm

In August 2017, Edesa Biotech Research entered into an exclusive license and development agreement with Pendopharm, a division of Pharmascience Inc. (the Pendopharm License Agreement). Pursuant to the Pendopharm License Agreement, we granted to Pendopharm an exclusive license throughout Canada to certain know-how, patents and data for the sole purpose of obtaining regulatory approval for certain pharmaceutical products to allow Pendopharm to distribute, market and sell the licensed products for human therapeutic use in certain gastrointestinal conditions. If Pendopharm elects not to seek regulatory approval of the applicable product, the applicable product will be removed from the license rights granted to Pendopharm and will revert to us. If Pendopharm elects to seek regulatory approval in Canada for the sale and marketing of the applicable product, Pendopharm will be responsible for obtaining regulatory approval for the applicable licensed product in Canada. In exchange for the exclusive rights to market, import, distribute, and sell the pharmaceutical products, Pendopharm is required to pay us a royalty in respect of aggregate annual net sales for each pharmaceutical product sold in Canada. Unless earlier terminated, the term of the Pendopharm License Agreement will expire, on a licensed product by licensed product basis, on the later to occur of (i) the date that is 13 years after the first commercial sale of the licensed product in Canada; (ii) the date of expiry of the last valid licensed patent in Canada relating to the licensed product; or (iii) the date of expiry of any period of exclusivity granted to the licensed product by a regulatory authority in Canada. The Pendopharm License Agreement shall also terminate upon the termination of certain other license agreements that we have with third parties. Pendopharm also has the right to terminate the Pendopharm License Agreement for convenience upon 120 days’ notice to us.

License Agreements with Yissum and Inventor

In June 2016, Edesa Biotech Research, entered into an exclusive license agreement with Yissum, which was subsequently amended in April 2017, May 2017 and October 2022 (collectively, the Yissum License Agreement). Pursuant to the Yissum License Agreement, as amended, we obtained exclusive rights throughout the world to certain know-how, patents and data relating to a pharmaceutical product for the following fields of use: therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. Unless earlier terminated, the term of the Yissum License Agreement will expire on a country by country basis on the later of (i) the date of expiry of the last valid licensed patent in such country; (ii) the date of expiry of any period of exclusivity granted to a product by a regulatory authority in such country or (iii) the date that is 15 years after the first commercial sale of a product in such country.

Under the Yissum License Agreement, we are exclusively responsible, at our expense, for the development of the product, including conducting clinical trials and seeking regulatory approval for the product, and once regulatory approval has been obtained, for the commercialization of the product. We are required to use our commercially reasonable efforts to develop and commercialize the product in accordance with the terms of a development plan established by the parties. Subject to certain conditions, we are permitted to engage third parties to perform our activities or obligations under the agreement. In exchange for the exclusive rights to develop and commercialize the product for topical dermal applications and anorectal applications, we are committed to payments of various amounts to Yissum upon meeting certain milestones outlined in the Yissum License Agreement up to an aggregate amount of $18.4 million. In addition, in the event of a divestiture of substantially all of our assets, we are obligated to pay Yissum a percentage of the valuation of the licensed technology sold as determined by an external objective expert. We also have a commitment to pay Yissum a royalty based on net sales of the product in countries where we, or an affiliate of ours, directly commercializes the product and a percentage of sublicensing revenue received by us and our affiliates in the countries where we do not directly commercialize the product.

The Yissum License Agreement provides that Yissum shall remain the exclusive owner of the licensed technology and that we are responsible for preparing, filing, prosecuting and maintaining the patents on the licensed technology in Yissum’s name. Notwithstanding the foregoing, we will be the exclusive owner of all patents and other intellectual property that is made by, or on our behalf, after the date of the agreement, including all improvements to the licensed technology. If we default or fail to perform any of the terms, covenants, provisions or our obligations under the Yissum License Agreement, Yissum has the option to terminate the Yissum License Agreement, subject to providing us with an opportunity to cure such default. We have the right to terminate the Yissum License Agreement if we determine that the development and commercialization of the product is no longer commercially viable. Subject to certain exceptions, we have undertaken to indemnify Yissum against any liability, including product liability, damage, loss or expense derived from the use, development, manufacture, marketing, sale or sublicensing of the licensed product and technology.

In March 2021, through Edesa Biotech Research, we entered into a license agreement with the inventor of the same pharmaceutical product, which was subsequently amended in September 2023 (together, the Inventor License Agreement), to acquire global rights for all fields of use beyond those named under the Yissum License Agreement. As a result of the Inventor License Agreement, we now hold exclusive global rights to the pharmaceutical product that forms the basis of our EB01 and EB02 drug candidates for all fields of use in humans and animals. We are required to use commercially reasonable efforts to develop and commercialize the product in accordance with the terms of a development plan established by the parties. We are exclusively responsible, at our expense, for the development of the product. We are committed to remaining payments of up to an aggregate amount of $69.1 million, primarily relating to future potential commercial approval and sales milestones. In addition, if we fail to file an IND application or foreign equivalent for the product within a certain period of time following the date of the agreement, we are required to remit to the inventor a fixed license fee on a quarterly basis as long as the requirement to file an IND remains unfulfilled. We also have a commitment to pay the inventor a royalty based on net sales of the product in countries where we, or an affiliate, directly commercialize the product and a percentage of sublicensing revenue received by us and our affiliates in the countries where we do not directly commercialize the product. Unless earlier terminated, the term of the Inventor License Agreement will expire on a country by country basis on the later of (i) the date of expiry of the last valid licensed patent in such country or (ii) the date that is 15 years after the first commercial sale of a product in such country. If we default or fail to perform any of the terms, covenants, provisions or our obligations under the Inventor License Agreement, the inventor has the option to terminate the Inventor License Agreement, subject to providing us with an opportunity to cure such default. We have the right to terminate the Inventor License Agreement if we determine that the development and commercialization of the product is no longer commercially viable. Subject to certain exceptions, we have undertaken to indemnify the inventor against any liability, including product liability, damage, loss or expense derived from the use, development, manufacture, marketing, sale or sublicensing of the licensed product and technology.

Manufacturing and Marketing

We rely, and expect to continue to rely for the foreseeable future, on third-party contract manufacturing organizations, or CMOs, to produce both our synthetic chemical and biological product candidates for clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. We believe that this strategy will enable us to direct operational and financial resources to the development of our product candidates rather than diverting resources to establishing manufacturing infrastructure. Our current arrangements with our manufacturers are subject to customary industry terms and conditions, and manufacturing is performed on an as-requested basis. While we have not experienced significant shortages of raw materials to date, as a result of increased industry demand, CMOs have generally reported that supplies of raw materials and critical components necessary for manufacturing processes have been more challenging and expensive to obtain, and longer lead times may be required for scheduling future production runs. We believe that we have sufficient supplies on hand to complete the Phase 3 clinical study for EB05.

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

Because we are focused on the discovery and development of drugs, we do not have any marketing or distribution capabilities, nor are we at a stage where we would have any customers for our investigational medicines. If we receive marketing approval or emergency use authorization in the U.S., Canada or Europe for a product candidate, we plan to either build the capabilities to commercialize the product candidate in the applicable region with our own focused, specialized sales force, or alternatively, outsource the sales and marketing infrastructure necessary to market and sell our products. We also plan to utilize strategic licensing, collaboration, distribution or other marketing arrangements with third parties for the further development or commercialization of our products and product candidates, where applicable, such as in areas or regions outside North America where a partner may contribute additional resources, infrastructure and expertise.

Competition

The pharmaceutical and biotechnology industry is highly competitive, and the development and commercialization of new drugs is influenced by rapid technological developments and innovation. We face competition from companies developing and commercializing products that will be competitive with our drug candidates, including large pharmaceutical and smaller biotechnology companies, many of which have greater financial and commercial resources than we do. For our EB01 and EB02 product candidates, our potential competitors include, among others, Aclaris Therapeutics, Inc., Citius Pharmaceuticals Inc., Dermavant Sciences, Inc., Fresh Tracks Therapeutics, Inc. (formerly Brickell), Incyte Corporation, Leo Pharma A/S, Pfizer Inc., Sanofi S.A., and Sun Pharmaceutical Industries Ltd. For our EB05 product candidate, there are numerous competing therapies, including prophylactic vaccines for the SARS-Cov2 virus, experimental stem cell therapies, novel therapeutics and repurposed commercial drugs. Our potential competitors include, among others: Aqualung Therapeutics Corporation, Eli Lilly and Company, Enzychem Lifesciences Corp., Merck & Co, Inc., Mesoblast Limited, Pfizer Inc., Regeneron Pharmaceuticals, Inc., Roche Holding AG and Veru Inc. For any future product for vitiligo or fibrotic diseases, potential competitors, include, among others: Bausch Health, Eli Lilly and Company, Galderma Laboratories, LP, Incyte Corporation, Boehringer Ingelheim AG, Chemomab Therapeutics Ltd., F. Hoffmann-La Roche AG, GlaxoSmithKline plc., Leo Pharma A/S, Merck & Co., Inc., Mitsubishi Tanabe Pharma Corporation, and Sanofi S.A. Some of the competing product development programs may be based on scientific approaches that are similar to our approach, and others may be based on entirely different approaches. Potential competitors also include new entrants to the market, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization of products similar to ours or that otherwise target indications that we are pursuing. Key factors affecting the success of any approved product will be its efficacy, safety profile, drug interactions, method of administration, pricing, reimbursement and level of promotional activity relative to those of competing drugs. We believe that our product candidates will compete favorably with respect to such factors. However, we may not be able to maintain our competitive position against current and potential competitors.

Government Regulation

We plan to conduct clinical studies and seek approvals for our product candidates in the U.S., Canada, EU and other jurisdictions. Therefore, we currently are, and may in the future be, subject to a variety of national and regional regulations governing clinical trials as well as commercial sales and distribution of our products, if approved.

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

The FDA in the U.S., Health Canada in Canada, the European Medicines Agency (EMA) in the European Union and comparable regulatory agencies in foreign countries impose substantial requirements on the clinical development, manufacture and marketing of pharmaceutical products and product candidates. These agencies and other federal, state, provincial and local entities regulate research and development activities and the testing, manufacture, packaging, importing, distribution, quality control, safety, effectiveness, labeling, storage, record-keeping, approval and promotion of our products and product candidates. All of our product candidates will require regulatory approval before commercialization. In particular, therapeutic product candidates for human use are subject to rigorous preclinical and clinical testing and other statutory and regulatory requirements of the U.S., Canada, the EU and foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements require substantial time, effort and financial resources.

U.S. Regulations

In the U.S., the FDA regulates drugs under the federal Food, Drug and Cosmetic Act as well as the Public Health Service (PHS) Act for biological drugs. The process required by the FDA before our product candidates may be marketed in the U.S. generally involves the following:

•	Pre-clinical testing. Drug developers complete extensive pre-clinical laboratory tests, animal studies and formulation studies, performed in accordance with the FDA’s Good Laboratory Practice regulations and other applicable requirements. These studies typically assess efficacy, toxicology and pharmacokinetics.

•	Submission to the FDA of an IND, which must become effective before human clinical trials may begin. As part of an IND application to the FDA, trial sponsors submit the results of pre- clinical tests, together with manufacturing information and analytical data. The IND automatically becomes effective 30-days after receipt by the FDA, unless the FDA, within the 30-day time frame, has questions or concerns about the proposed study. In such a case, the IND sponsor and the FDA must resolve any outstanding items before the clinical trial can begin. A separate submission to an existing IND must also be made for each successive phase of a clinical trial conducted during product development.

•	Approval by a central or institutional review board (IRB), or ethics committee at each clinical trial site before each trial may be initiated. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completion. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

•	Multiple Phases of Human Clinical Trials. Drug developers conduct adequate and well-controlled human clinical trials that establish the safety and efficacy of the product candidate for the intended use, typically in the following three stages, which are often sequential but may overlap:

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

•	Product Candidate Chemistry, Controls and Manufacturing. Concurrent with clinical trials, companies typically complete additional animal and laboratory studies, develop additional information about the chemistry and physical characteristics of the drug, and finalize a process for manufacturing the product in commercial quantities in accordance with FDA’s current Good Manufacturing Practices (cGMP) requirements. The manufacturing process must consistently produce quality batches of the drug, and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate the effectiveness of the packaging and that the compound does not undergo unacceptable deterioration over its shelf life.

•	U.S. Review and Approval Processes

o

After the completion of clinical trials of an investigational drug or biologic product, an NDA or BLA is prepared and submitted to the FDA. FDA approval must be obtained before commercial marketing and distribution of the product may begin in the U.S. The NDA or BLA must include results of product development, laboratory, and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will file the NDA or BLA and, even if filed, that any approval will be granted on a timely basis, if at all.

o

Under the Prescription Drug User Fee Act, as amended (PDUFA), each NDA or BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes annual program fees on prescription drugs, including biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. No user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the application also includes a non-orphan indication.

o

Within 60 days following submission, the FDA reviews the NDA or BLA to determine if it is substantially complete before the agency files it. The FDA may request additional information or may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to an initial filing review before the FDA files it. Once the submission is filed, the FDA begins an in-depth substantive review of the NDA or BLA. Under PDUFA, FDA has agreed to performance goals to review 90% of original standard NDAs or BLAs within 10 months of the 60-day filing date and 90% of original priority NDAs or BLAs within 6 months of the 60-day filing date, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs and BLAs. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA/BLA sponsor otherwise provides additional information or clarification regarding information already provided in the NDA or BLA submission. The FDA reviews the NDA or BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with GMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity.

o

The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations when making decisions. During the product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (REMS) is necessary to assure that the benefits of the biologic outweigh the potential risks of the product to patients. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure a product’s safe use (ETASU). An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient-specific registries. If the FDA concludes that a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

o

Before approving an NDA or BLA, the FDA will typically inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in substantial compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites, to assure that the clinical trials were conducted in compliance with GCP requirements. To assure GMP, GLP and GCP compliance, an applicant must incur significant expenditure of time, money, and effort in the areas of training, record keeping, production, and quality control.

o

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the NDA or BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently from how we interpret the same data. If the agency decides not to approve the NDA or BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may resubmit, addressing all of the deficiencies identified in the letter, withdraw the application, or request a hearing.

o

If a product candidate receives regulatory approval, the FDA will issue an approval letter. The approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to assess further a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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

Orphan Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the U.S., or a patient population greater than 200,000 individuals in the U.S. and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the U.S. will be recovered from sales in the U.S. for that drug or biologic. Orphan drug designation must be requested before submitting a BLA or NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product marketing exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same use or indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA or NDA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

U.S. Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of the use of our current and potential product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Biosimilars and Exclusivity

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created an abbreviated approval pathway for biological products shown to be highly similar to, or interchangeable with, an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

The BPCIA includes, among other provisions:

●

A 12-year exclusivity period from the date of first licensure, or BLA approval, of the reference product, during which approval of a 351(k) application referencing that product may not be made effective;

●	A 4-year exclusivity period from the date of first licensure of the reference product, during which a 351(k) application referencing that product may not be submitted; and
●	An exclusivity period for certain biological products that have been approved through the 351(k) pathway as interchangeable biosimilars.

The BPCIA also establishes procedures for identifying and resolving patent disputes involving applications submitted under section 351(k) of the PHSA.

The BPCIA is complex and its interpretation and implementation by the FDA remains unpredictable. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate effect, implementation, and meaning of the BPCIA is subject to uncertainty.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including biological products, are required to register and disclose certain clinical trial information on the website www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of a clinical trial are then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of clinical development programs as well as clinical trial design.

Pediatric Information

Under the Pediatric Research Equity Act (PREA), BLAs or supplements to BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any biological product with orphan product designation except a product with a new active ingredient that is a molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by FDA to be substantially relevant to the growth or progression of a pediatric cancer that is subject to a BLA submitted on or after August 18, 2020.

The Best Pharmaceuticals for Children Act (BPCA) provides a six-month extension of any non-patent exclusivity for a biologic if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug or biologic in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

FDA Post-Approval Requirements

Once an NDA or BLA is approved, maintaining post-approval compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register the establishments where the approved products are made with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP and other laws. Rigorous and extensive FDA regulation of products continues after approval, particularly with respect to GMP. We rely, and expect to continue to rely, on third parties for the production and distribution of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain GMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA or BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

Failure to comply with the applicable U.S. requirements after approval may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

Other Regulatory Requirements

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

Our executive offices are located at 100 Spy Court, Markham, Ontario, L3R 5H6, Canada. Our phone number is 289-800- 9600. Our registered and records office is 2900 - 550 Burrard Street, Vancouver, British Columbia, V6C 0A3, Canada. Our website address is www.edesabiotech.com. The contents of our website or social media postings are not part of our Securities and Exchange Commission (SEC) reports for any purpose or otherwise incorporated by reference. Any references to website addresses contained in this report are intended to be inactive textual references only.

Available Information

We file or furnish periodic reports and amendments thereto, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other information with the SEC. Such reports and other information filed or furnished by us with the SEC are available free of charge on our website at www.edesabiotech.com/investors/sec-filings as soon as reasonably practicable after such reports are available on the SEC’s website at www.sec.gov. Our filings are also available at the Canadian Securities Administrators’ SEDAR website at www.sedar.com. Investors and other interested parties should note that we may also use our website and our social media channels to publish information about us that may be deemed material to investors. We encourage investors and other interested parties to review the information we may publish through our website and social media channels.

Smaller Reporting Company

We are currently a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and are thus allowed to provide simplified executive compensation disclosures in our filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting and have certain other reduced disclosure obligations with respect to our SEC filings.

Item 1A. RISK FACTORS.

Certain factors may have a material adverse effect on our business, prospects, financial condition and results of operations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes, before deciding to invest in our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and cause the market price of our securities to decline. In addition, many of the following risk factors could be exacerbated by any worsening of the global business and economic environment or the resurgence of Covid-19 or other public health threats. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Forward-Looking Statements And Other Matters” for a discussion of some of the forward-looking statements that are qualified by these risk factors.

Summary of Risks

The following summarizes key risks and uncertainties that could materially adversely affect us. You should read this summary together with the more detailed description of each risk factor contained below.

●

We are a late-stage biopharmaceutical company with no products approved for commercial sale, and we have incurred significant losses since our inception and expect to continue to incur losses and may never generate profits from operations or maintain profitability.

●

We will need substantial additional funding to finance our operations through regulatory approval of one or more of our product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs, commercialization efforts or other operations.

●

We depend heavily on the success of our drug product candidates. If we are unable to obtain regulatory approval or commercialize one or more of these experimental treatments, or experience significant delays in doing so, our business will be materially harmed. We cannot give any assurance that we will receive regulatory approval for such product candidates or any other product candidates, which is necessary before they can be commercialized.

●

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

●	A successful sPLA2, anti-TLR4 or anti-CXCL10 drug has not been developed to date and we can provide no assurances that we will be successful or that there will be no adverse side effects.
●

Even if one of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

●

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and any of our other current or future product candidates, we may not be successful in commercializing the applicable product candidate if it receives marketing approval.

●

Even if we are able to commercialize one of our product candidates, the product may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

●	We face substantial competition, which may result in others discovering, developing or commercializing products to treat our target indications or markets before or more successfully than we do.
●	We will be dependent on third parties for manufacturing, including optimization, technology transfers and scaling up of clinical scale quantities of all of our product candidates.
●

The manufacturing of our monoclonal antibody candidates is complex and subject to a multitude of risks. These manufacturing risks could substantially increase our costs and limit supply of these drug candidates for clinical development, and commercialization.

●	We rely on third parties to conduct our clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such clinical trials.
●

Even if we complete the necessary clinical trials, the marketing approval process is expensive, time consuming and uncertain. If we are not able to obtain, or if there are delays in obtaining, required marketing approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

●

Even if we obtain marketing approval for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products, and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.

●

If we are unable to obtain and maintain patent protection for our licensed technology and products, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our licensed technology and products may be adversely affected.

●

The ownership of our common shares is highly concentrated, which may prevent you and other shareholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our common shares price to decline.

Risks Related to Our Business, Financial Position and Capital Requirements

We are a late-stage biopharmaceutical company with no products approved for commercial sale, and we have incurred significant losses since our inception and expect to continue to incur losses and may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. At September 30, 2023, we had an accumulated deficit of $52.4 million. We have historically financed operations primarily through issuances of common shares, the exercise of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed the development of any of our drug candidates.

We expect to continue to incur significant expenses and operating losses without corresponding revenue for the foreseeable future as we continue the development of, and seek marketing approvals for our product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our product development efforts and operations as a public company in the U.S. and Canada. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

Based on our current plans, we do not expect to generate significant revenue unless and until we or a current or potential future licensee obtains marketing approval for, and commercializes, one or more of our product candidates, which may require several years. Neither we nor a licensee may ever succeed in obtaining marketing approval for, or commercializing our product candidates and, even if marketing approval is obtained, we may never generate revenues that are significant enough to generate profits from operations.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable would impair our ability to sustain operations and adversely affect the price of our securities and our ability to raise capital.

We will need substantial additional funding to finance our operations through regulatory approval of one or more of our product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs, commercialization efforts or other operations.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. In addition, future debt financing into which we may enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our shares, make certain investments and engage in certain merger, consolidation or asset sale transactions.

If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, share price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our securityholders losing some or all of their investment in us. In addition, our ability to achieve profitability or to respond to competitive pressures would be significantly limited.

Raising additional capital may cause dilution to our investors, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, licensing, collaboration or similar arrangements, grants and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common shares. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our existing shareholders. If we raise additional funds through licensing, collaboration or similar arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research and development programs or product candidates or to grant licenses on terms that may not be favorable to us.  If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development of our product candidates.

To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, clinical trials of our product candidates, and other operations and potential product acquisitions and in-licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in-licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, in-licensing or similar strategic business transaction.

We partially rely on government grants to contribute to our EB05 (paridiprubart) development program. If we are unable to satisfy our contractual obligations and manage our covenants or meet expected under both SIF agreements, the development of EB05 may be extended, delayed, modified, or terminated and we may be required to repay all or part of the grant earlier than expected.

In February 2021, we and Edesa Biotech Research signed the 2021 SIF Agreement whereby the Government of Canada agreed to contribute C$14.1 million in nonrepayable funding for an international Phase 2 study and certain pre-clinical experiments. In the event that we or Edesa Biotech Research breach our obligations under the 2021 SIF Agreement, subject to applicable cure, the SIF may exercise a number of remedies, including demanding repayment of funding previously received and/or terminating the agreement. The performance obligations of Edesa Biotech Research under the contribution agreement are guaranteed by us. All potential funding available under the 2021 SIF Agreement has been received. As of the date of this filing, we have met all of our performance and reporting requirements under the 2021 SIF Agreement.

On October 12, 2023, we and Edesa Biotech Research signed the 2023 SIF Agreement whereby the Government of Canada agreed to contribute up to C$23 million from the SIF in partially repayable funding toward of the development and commercialization of our investigational therapy EB05. Under the 2023 SIF Agreement, we agreed to complete the project, to be conducted exclusively in Canada except as permitted otherwise under certain circumstances, on or before December 31, 2025. We also have agreed to certain financial and non-financial covenants and other obligations in relation to EB05, including the achievement of certain headcount requirements in Canada, the maintenance of a collaboration with a Canadian research institute or post-secondary institutions, and the maintenance of certain research and development expenditures in Canada. In an event of default, such as our breach of our covenants and obligations under either the 2023 SIF Agreement or the 2021 SIF Agreement, the Government of Canada may suspend or terminate its contribution to the project, or require repayment. As a result, if we default on our obligations under the SIF agreements, we may not have sufficient funds available to continue the Phase 3 clinical study of our investigational therapy EB05, and we cannot be certain that we will be able to obtain additional capital to fund the program. We are currently not in default of our obligations per the terms of either SIF agreement.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

In October 2023, we entered into a credit agreement with Pardeep Nijhawan Medicine Professional Corporation, an entity controlled by Dr. Nijhawan, our Chief Executive Officer, Secretary and member of our board of directors, providing for an unsecured revolving credit facility in the principal amount of up to $10 million.  Such credit facility combined with our other financial obligations and contractual commitments, including any future indebtedness, could have adverse consequences, including:

•	requiring us to dedicate a portion of our cash resources to the payment of interest and principal, thereby reducing money available to fund working capital, capital expenditures, product development and other general corporate purposes;
•	increasing our vulnerability to adverse changes in general economic, industry and market conditions;
•	subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing; and
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete.

We depend heavily on the success of our drug product candidates. If we are unable to obtain regulatory approval or commercialize one or more of these experimental treatments, or experience significant delays in doing so, our business will be materially harmed. We cannot give any assurance that we will receive regulatory approval for such product candidates or any other product candidates, which is necessary before they can be commercialized.

We have not completed development of and/or obtained regulatory approval for any of our product candidates. Development will require the commitment of substantial financial resources, extensive product candidate development, and clinical trials. This process takes years of effort without any assurance of ultimate success.

Our ability to generate product revenues, which may not occur for multiple years, if at all, will depend heavily on the successful development and commercialization of our drug product candidates. The success of our product candidates will depend on a number of factors, including, but not limited to:

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

Our product development efforts with respect to our product candidates may fail for many reasons, including but not limited to:

•	the failure of the product candidate in clinical studies;
•	adverse patient reactions to the product candidate or indications of other safety concerns;
•	insufficient clinical trial data to support the effectiveness or superiority of the product candidate;
•	the inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner; and
•	changes in the regulatory environment, including pricing and reimbursement, that make development of a new product or of an existing product for a new indication no longer attractive.

Deterioration in general economic conditions in the U.S., Canada and globally, including the effect of prolonged periods of inflation on our suppliers, third-party service providers and potential partners, could harm our business and results of operations.

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

We conduct a significant portion of our operations outside of the U.S. Because our financial statements are presented in U.S. dollars, changes in currency exchange rates have had and could have in the future a significant effect on our operating results when our operating results are translated into U.S. dollars.

We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws, privacy laws and other laws governing our operations. If we fail to comply with these laws, it could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (FCPA), and other anti-corruption laws that apply in countries where we do business and may do business in the future. We are also subject to other laws and regulations governing our international operations, including regulations administered by the government of the U.S. and authorities in the EU, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws. If we are not in compliance, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Similarly, compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and our failure to comply with data protection laws and regulations could lead to government enforcement actions, which would cause our business and reputation to suffer.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations. Our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations produce hazardous waste products. We expect to contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and collaborators, including intentional failures to comply with FDA or Office of Inspector General regulations or similar regulations of comparable non-U.S. regulatory authorities, provide accurate information to the FDA or comparable non-U.S. regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. Such actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse impact on our business, financial condition, results of operations and prospects including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, loss of eligibility to obtain marketing approvals from the FDA, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with any of these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our operating results.

We expect to expand our capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, finance and administration and, potentially, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. If we are not able to effectively manage our growth and expand our organization, we might be unable to implement successfully the tasks necessary to execute effectively on our planned research, development and commercialization activities and, accordingly, might not achieve our research, development and commercialization goals.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Dr. Pardeep Nijhawan, our CEO and Secretary; and Michael Brooks, our President; as well as other principal members of our management and scientific teams. Although we have employment agreements with each of our executives, these agreements do not prevent our executives from terminating their employment at any time. The unplanned loss of the services of any of these persons could materially impact the achievement of our research, development, financial and commercialization objectives.  If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result.

Recruiting and retaining qualified personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous biotechnology and pharmaceutical companies for similar personnel. We could have difficulty attracting experienced personnel to our Company and may be required to expend significant financial resources in our employee recruitment and retention efforts. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives.

In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

Despite the implementation of security measures, our computer systems and those of third parties with which we contract are vulnerable to damage, including damage from cyberattacks, ransomware attacks, computer viruses, unauthorized access, human error and technological errors, natural disasters and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our product research, development and commercialization efforts could be delayed.

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

We may publicly disclose interim, top-line or initial data from time to time that is based on a preliminary analysis of then- available efficacy and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimates, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Interim, top-line and initial data should be viewed with caution until the final data are available. In addition, the information we may publicly disclose regarding a particular preclinical or clinical study is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant regarding a particular drug, drug candidate or our business. If the interim, top-line or initial data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed or delayed, which could harm our business, financial condition, operating results or prospects.

Any product candidate we advance into and through clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent their regulatory approval or commercialization or limit their commercial potential.

Unacceptable adverse events caused by our product candidates in clinical trials could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This, in turn, could prevent us from commercializing the affected product candidate and generating revenues from its sale. We have not yet completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent of adverse events, if any, that will be observed in patients who receive any of our product candidates. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain regulatory approval or commercialize such product or, if such product candidate is approved for marketing, future adverse events could cause us to withdraw such product from the market.

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

If the commercial opportunity in chronic ACD, ARDS, vitiligo or fibrotic diseases like systemic sclerosis (SSc) is smaller than we anticipate, our future revenue from our drug candidates will be adversely affected and our business will suffer.

It is critical to our ability to grow and become profitable that we successfully identify patients with chronic ACD, ARDS, vitiligo or SSc. Our estimates of the number of people who have these conditions as well as the subset who have the potential to benefit from treatment with EB01, EB05, EB06 or EB07, are based on a variety of sources, including third-party estimates and analyses in the scientific literature, and may prove to be incorrect. Further, new information may emerge that changes our estimate of the prevalence of these diseases or the number of patient candidates for these drug candidates. The effort to identify patients for our other potential target indications is at an early stage, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for our drug candidates may be limited or may not be amenable to treatment with our drug candidates, and new patients may become increasingly difficult to identify or access. If the commercial opportunity for these conditions is smaller than we anticipate, our future financial performance may be adversely impacted.

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

A successful sPLA2, anti-TLR4 or anti-CXCL10 drug has not been developed to date and we can provide no assurances that we will be successful or that there will be no adverse side effects.

Our sPLA2, anti-TLR4 and anti-CXCL10 product candidates employ novel mechanisms of action. To our knowledge no drug companies have successfully commercialized an sPLA2 inhibitor, an anti-TLR4 antibody or an anti-CXCL10 antibody and as a result the efficacy and long-term side effects are not known. There is no guarantee that we will successfully develop and/or commercialize any of these therapies, and/or that our product candidates will have no adverse side effects.

Even if one of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any product candidate receives marketing approval, the approved product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If an approved product does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. Our ability to negotiate, secure and maintain third-party coverage and reimbursement for our product candidates may be affected by political, economic and regulatory developments in the U.S., Canada, the EU and other jurisdictions. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of any of our future product candidates that receive marketing approval.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Competitors may also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of our competitors have significantly greater financial resources and expertise than we do. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are approved for broader indications or patient populations, or are more convenient or less expensive than any products that we develop and commercialize. Our competitors may also obtain marketing approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market. If approved, our product candidates will compete for a share of the existing market with numerous other products being used to treat ACD, ARDS, vitiligo, SSc or any other indications for which we may receive government approval.

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

Our ability to commercialize EB01, EB05, EB06, EB07 or any other product candidate successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third- party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage when and if we begin conducting more expansive clinical development of our product candidates, and we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If any of our product candidates are approved for commercial sale, we will be highly dependent upon consumer perceptions of us and the safety and quality of our products. We could be adversely affected if we are subject to negative publicity. We could also be adversely affected if any of our products or any similar products manufactured and distributed by other companies prove to be, or are asserted to be, harmful to patients. Because of our dependence upon consumer perceptions, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our products or any similar products distributed by other companies could have a material adverse impact on our financial condition or results of operations.

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

The manufacture of our monoclonal antibody candidates requires processing steps that are more complex than those required for most small molecule drugs. As a result of the complexities in manufacturing biologics, the cost to manufacture biologics in general, and our monoclonal antibody candidates in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing processes are less reliable and are more difficult to reproduce. Although we are working with third parties to develop reproducible and commercially viable manufacturing processes for our product candidates, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, and timely availability of reagents or raw materials.

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

We also must develop satisfactory methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate the effectiveness of the packaging and that the compound does not undergo unacceptable deterioration over its shelf life.  If we fail at any of these tasks, we may not be able to obtain approval or successfully commercialize our product candidates.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA, Health Canada and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market EB01, EB05, EB06, EB07 or any other Edesa product candidate from regulatory authorities in any jurisdiction.

Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and effectiveness. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that EB01, EB05, EB06, EB07 or any of our other product candidates is not effective, is only moderately effective or has undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials or other trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

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

We may not qualify for or ultimately benefit from various expedited regulatory review programs or other special designations.

We have obtained a Fast Track designation in the U.S. for EB05 as a treatment for ARDS in critically ill Covid-19 patients, and we may seek additional designations for EB05 or our other product candidates; however, we may never receive such designations.  If we believe we meet eligibility requirements, we intend to apply for various regulatory incentives in the U.S., such as breakthrough therapy designation, fast track designation, accelerated approval and priority review, where available, that provide for expedited review and/or other benefits, and we may also seek similar designations elsewhere in the world. Similarly, we may seek orphan drug designation in the U.S. and other jurisdictions for our product candidates, but we may be unable to obtain such designation or to obtain or maintain the benefits associated with orphan drug designation, including market exclusivity. Often, regulatory agencies have broad discretion in determining whether or not product candidates qualify for such regulatory incentives and benefits and we cannot guarantee we would be successful in obtaining beneficial regulatory designations by FDA or other regulatory agencies. Even if approved, expedited designations may not result in faster development processes, reviews or approvals compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may later decide that any of our development programs no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. If we are not able to obtain or maintain such designations for EB05 or other product candidates, it could delay and/or negatively impact our ability to obtain regulatory approval.

Regulators have broad discretion regarding emergency use authorizations for medical products, and such authorizations may only be valid during a public health emergency.

While, in most cases, a therapeutic must be approved by FDA before the product may be sold, when a public health emergency is declared, subject to certain conditions, FDA may authorize the emergency use of an unapproved medical product under an Emergency Use Authorization (EUA). Similar systems are in place in Canada and the EU.  In the event that our clinical study of EB05 is successful, and if we believe we meet eligibility requirements, we intend to submit an application with the regulators for emergency use. Regulators typically do not have review deadlines with respect to such submissions and, therefore, the timing of any potential approval of an emergency use submission would be uncertain. Regulators may refuse to approve our application. In addition, even if granted, the regulators may revoke an emergency use where it is determined that the underlying health emergency no longer exists or warrants such authorization. If we are unsuccessful in obtaining an EUA, or if any granted EUA is revoked after a short period of time, it could have a material adverse effect on our future business, financial condition and operating results.

Increasing use of social media platforms could give rise to liability, breaches of data security and privacy laws, or reputational damage.

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

In 2016, we entered into the Yissum License Agreement to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. We are using the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications, including for the development of EB01 to treat ACD and EB02 to treat HD. In 2021, we also entered into the Inventor License Agreement to acquire global rights for all fields of use beyond those named under the Yissum License Agreement. If we default or fail to perform any of the terms, covenants, provisions or our obligations under the Yissum License Agreement, Yissum has the option to terminate the Yissum License Agreement, subject to advance notice to cure such default. Any termination of this license agreement would have a materially adverse impact on our business and results from operations.

In April 2020, we entered into the NovImmune License Agreement to obtain exclusive rights throughout the world to certain know-how, patents and data relating to the monoclonal antibodies targeting TLR4 and CXCL10. We are using these rights to develop EB05 as a potential treatment for ARDS and other disease indications. If we default or fail to perform any of the terms, covenants, provisions or our obligations under the NovImmune License Agreement, including milestone payments, NovImmune has the option to terminate the NovImmune License Agreement, subject to advance notice to cure such default. Any termination of this license agreement would have a materially adverse impact on our business and results from operations.

If we are unable to obtain and maintain patent protection for our licensed technology and products, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our licensed technology and products may be adversely affected.

Our success will partially depend on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary technology and products. We intend to protect our proprietary position by filing patent applications in the U.S., in Europe and in certain additional jurisdictions related to our novel technologies and product candidates that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, if we license technology or product candidates from third parties in the future, these license agreements may not permit us to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering the licensed technology or product candidates.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of any patents issued to us will likely be highly uncertain. Patent applications that we file may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may also diminish the value of patents issued to us, narrow the scope of our patent protection or make enforcement more difficult or uncertain.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology. The risks of being involved in such litigation and office proceedings may also increase as our product candidates approach commercialization, and as our business gains greater visibility. Third parties may assert infringement claims against us based on existing or future intellectual property rights and to restrict our freedom to operate. Third parties may also seek injunctive relief against us, whereby they would attempt to prevent us from practicing our technologies altogether pending outcome of any litigation against us. We may not be aware of all such intellectual property rights potentially relating to our product candidates prior to their assertion against us. If we are found to infringe a third party’s intellectual property rights, we could incur substantial monetary damages. A finding of infringement could also prevent us from commercializing our product candidates, lose market exclusivity, require substantial license payments, or force us to cease some of our business operations, which could materially harm our business.

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

We partially rely on trade secrets and know-how, including unpatented know-how, technology and other proprietary and confidential information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into nondisclosure and confidentiality agreements with parties who have access to them. However, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets or that the agreements we have executed will provide adequate protection. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary or confidential information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets, particularly unpatented know-how, were to be obtained or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Owning Our Securities

The price of our common shares may continue to be volatile.

Market prices for securities of clinical-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile, and the market price of our common shares has been subject to significant fluctuations. This volatility can be exacerbated by low trading volume. Some of the factors that may cause the market price of our shares to fluctuate include:

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

Our common shares are listed on The Nasdaq Capital Market. We must satisfy the continued listing requirements of Nasdaq, to maintain the listing of our common shares on The Nasdaq Capital Market.

As previously reported, on June 22, 2023, we received notice from Nasdaq’s Listing Qualifications Staff indicating that, based upon the closing bid price of our common shares for the prior 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the Bid Price Rule). We had 180 days, or through December 19, 2023, to regain compliance with the Bid Price Rule.  On October 11, 2023, we effected a one-for-seven reverse split of our common shares. By letter dated October 25, 2023, Nasdaq advised us that we had regained compliance with the Bid Price Rule.

There can be no assurance that we will be able to continue to maintain compliance with the Nasdaq continued listing requirements, and if we are unable to maintain compliance with the continued listing requirements, including the Bid Price Rule, our securities may be delisted from Nasdaq, which could reduce the liquidity of our common shares materially and result in a corresponding material reduction in the price of our common shares. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees, suppliers and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common shares when you wish to do so. Further, if we were to be delisted from Nasdaq, our common shares may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common shares.

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

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our share price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of our internal control over financial reporting. As a smaller reporting company as defined in Rule 12b-2 under the Exchange Act, we are currently exempt from the auditor attestation requirement of Section 404(b). If we lose this eligibility, we will incur increased personnel and audit fees in connection with the additional audit requirements.

If we fail to maintain the adequacy of our internal control over financial reporting, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness or significant deficiencies in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also adversely affect investor confidence in the reliability of our financial reports and restrict our future access to the capital markets.

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

A special set of U.S. federal income tax rules applies to a foreign corporation that is deemed a passive foreign investment company (PFIC) for U.S. federal income tax purposes. Based on our audited financial statements, income tax returns, and relevant market and shareholder data, we believe that we likely will not be classified as a PFIC in the September 30, 2023 taxable year. There can be no assurance, however, that we will not be considered to be a PFIC for any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control, generally cannot be determined until the close of the taxable year in question, and is determined annually. If we are deemed to be a PFIC during the current or a future taxable year, U.S. shareholders would be subject to special taxation rules related to gain on sale or disposition of our shares and excess distributions unless they make a timely election to treat our shares as a qualified electing fund (QEF election). A QEF election cannot be made unless we provide U.S. shareholders the information and computations needed to report income and gains pursuant to a QEF election. Without a QEF election, U.S. shareholders may not be able to use capital gains tax treatment and may be subject to potentially adverse tax consequences. Given the complexities of the PFIC and QEF election rules, U.S. shareholders may need to incur the time and expense of consulting a tax adviser about these rules.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 1C. CYBERSECURITY.

Not applicable.

Item 2. PROPERTIES.

We currently lease approximately 2,800 square feet of office space for our executive offices in Markham, Ontario, from 1968160 Ontario Inc., an entity affiliated with Dr. Nijhawan. Pursuant to the lease, as amended and extended on December 31, 2022, the term of the lease expires on December 31, 2024. We believe our current offices are sufficient to meet our needs. We may seek to negotiate new leases or evaluate additional or alternate space to accommodate operations. We believe that appropriate alternative space is readily available on commercially reasonable terms.

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

Holders

As of December 13, 2023, we had 3,164,722 common shares outstanding, with 13 shareholders of record. The number of record shareholders was determined from the records of our stock transfer agent and does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

Dividends

We have not declared any dividends on our common shares since our incorporation and do not anticipate that we will do so in the foreseeable future. Our present policy is to retain future earnings, if any, for use in our operations and the expansion of our business. Any future determination to pay dividends will be made at the discretion of our board of directors.

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

Our most advanced drug candidate is EB05. EB05 represents a new class of emerging therapies called Host-Directed Therapeutics (HDTs) that are designed to modulate the body’s own immune response when confronted with infectious diseases or even chemical agents. Importantly, these therapies are designed to work across multiple infectious diseases and threats, and could be stockpiled preemptively ahead of outbreaks. Because they are threat agnostic, HDTs like EB05 have the potential to become standard of care in ICUs and critical countermeasures for both pandemic preparedness and biodefense. We are currently evaluating EB05 as a potential treatment for ARDS, a life-threatening form of respiratory failure. Recruitment in a Phase 3 study is ongoing.

In addition to EB05, we are developing product candidates for a number of chronic dermatological and inflammatory conditions. In November 2023, we reported final results from a Phase 2b clinical study evaluating multiple concentrations of our drug candidate, EB01, as a monotherapy for moderate-to-severe chronic ACD, a common occupational skin condition. Among the findings, 1.0% EB01 cream demonstrated statistically significant improvement over placebo for the primary endpoint and a key secondary endpoint. For our EB06 monoclonal candidate, we have received regulatory approval by Health Canada to conduct a future Phase 2 study in patients with moderate to severe nonsegmental vitiligo, a common autoimmune disorder that causes skin to lose its color in patches. We are also preparing an IND in the U.S. for our EB07 product candidate to conduct a future Phase 2 study in patients with fibrotic diseases such as systemic sclerosis.

Operating and Financial Review and Prospects

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and our wholly owned subsidiaries, Edesa Biotech Research, Inc. and Edesa Biotech USA, Inc.

Our operations have been funded primarily through issuances of common shares, exercises of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed the development of any of our drug candidates. We believe our cash and cash equivalents on hand, including net proceeds from our equity distribution agreement with Canaccord Genuity LLC (Canaccord), advances under the credit facility and reimbursements of eligible research and development expenses under our contribution agreements with the Canadian government are sufficient to support the Company’s operations for at least the next 12 months.

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

Results of Operations

Fiscal Year Ended September 30, 2023 Compared to the Fiscal Year Ended September 30, 2022

Our total operating expenses decreased by $9.2 million to $9.2 million for the year ended September 30, 2023 compared to $18.4 million for the prior year:

•

Research and development (R&D) expenses decreased by $8.5 million to $4.8 million for the year ended September 30, 2023 compared to $13.3 million for the prior year primarily due to lower external R&D expenses related to our ongoing clinical studies and manufacturing of our investigational drugs, which included the purchase of $2.5 million in bulk drug product in the prior year. Our R&D expenses consist primarily of employee-related expenses, including salaries, benefits, taxes, travel, and share-based compensation expense for personnel in R&D functions; expenses related to process development and production of product candidates paid to contract manufacturing organizations, including the cost of acquiring, developing, and manufacturing research material; costs associated with clinical activities, including expenses for contract research organizations; and clinical trials and activities related to regulatory filings for our product candidates, including regulatory consultants.

•

General and administrative (G&A) expenses decreased by $0.6 million to $4.4 million for the year ended September 30, 2023 compared to $5.0 million for the prior year primarily due to a decrease in noncash share-based compensation. Our G&A expenses consist primarily of salaries and related costs for our employees in administrative, executive and finance functions. G&A expenses also include professional fees for legal, accounting, audit, tax and consulting services, insurance, office, and travel expenses.

Total other income was unchanged at $0.8 million for the years ended September 30, 2023 and September 30, 2022 and was composed of the following:

•

Grant income decreased by $0.2 million to $0.6 million for the year ended September 30, 2023 compared to $0.8 million for the year ended September 30, 2022, reflecting a decrease in grant income associated with the completion activities under the 2021 SIF funding Agreement, which was partially offset by the initiation of reimbursable expenses under the 2023 SIF Agreement.

•

Interest income increased by $0.2 million to $0.3 million for the year ended September 30, 2023 compared to $0.1 million for the prior year primarily due to higher cash balances and an increase in interest rates.

•	Foreign exchange loss was unchanged at $21,000 for both the year ended September 30, 2023 and September 30, 2022.

For the year ended September 30, 2023, our net loss was $8.4 million, or $2.93 per common share, compared to a net loss of $17.6 million, or $8.37 per common share, for the year ended September 30, 2022.

Capital Expenditures

Our capital expenditures primarily consist of computer and office equipment. There were no significant capital expenditures for the years ended September 30, 2023 and 2022.

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

Our primary use of cash is to fund our operating expenses, which consist of R&D and G&A expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $6.6 million and $12.3 million for the years ended September 30, 2023 and 2022, respectively. We incurred net losses of $8.4 million and $17.5 million for those same years.

In October 2023, we entered into the 2023 SIF Agreement with the Canadian Government’s SIF. Under the 2023 SIF Agreement, the Government of Canada committed up to C$23 million in partially repayable funding. Of the C$23 million committed by SIF, up to C$5.8 million is not repayable by us. The remaining C$17.2 million is conditionally repayable starting in 2029 only if and when we earn gross revenue. In February 2021, we entered into the 2021 SIF Agreement,  pursuant to which we were eligible to receive cash reimbursements up to C$14.1 million in the aggregate for certain R&D expenses related to our EB05 clinical development program. All potential funding available under the 2021 SIF Agreement has been received. For the years ended September 30, 2023 and 2022, we recorded grant income of $0.6 million and $0.8 million respectively related to both the 2023 SIF Agreement and the 2021 SIF Agreement.

In October 2023, we entered into $10.0 million revolving credit agreement with Pardeep Nijhawan Medicine Professional Corporation, an entity controlled by Dr. Pardeep Nijhawan, MD, our Chief Executive Officer and Secretary and member of our board of directors (Credit Agreement), providing an unsecured revolving credit facility, with a credit limit of $3.5 million (Credit Limit) which was available immediately. The line of credit bears interest at the Canadian Imperial Bank of Commerce US Base-Interest Rate plus 3% per annum and has a maturity date of March 31, 2026, unless terminated earlier by either party with 90 days’ notice. Advances under the line of credit are tied to a borrowing base (Borrowing Base) consisting of eligible grant receivables from SIF, future potential license fee receivables and any other accounts receivable. At no time shall the aggregate principal amount of all advances outstanding exceed the lesser of (i) the Credit Limit and (ii) an amount equal to 85% of the Borrowing Base. We have not drawn any funds from the Credit Agreement.

In August 2022, we filed a $150.0 million shelf registration statement. In March 2023, we entered into an equity distribution agreement with Canaccord, as sales agent, pursuant to which we may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $20 million in gross proceeds, subject to certain offering limitations that currently allow us to offer and sell common shares having an aggregate gross sales price of up to $8.4 million (Canaccord ATM).  There was approximately $7.1 million of available capacity on the Canaccord ATM as of September 30, 2023.We have no obligation to sell any of the common shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms. For the fiscal year ended September 30, 2023, we sold a total of 196,401 common shares pursuant to the agreement for net proceeds of $1.1 million after deducting commissions and costs of $0.2. Subsequent to September 30, 2023, we sold a total of 89,241 common shares pursuant to the agreement for net proceeds of $0.3 million after deducting sales agent commissions.

In November 2022, we completed a private placement of units consisting of 384,475 common shares, 12-month warrants to purchase up to an aggregate of 192,248 common shares and 3-year warrants to purchase up to an aggregate of 192,248 common shares. The gross proceeds from this offering were approximately $3.0 million, before offering expenses.

In March 2022, we completed a registered direct offering of 220,000 common shares and pre-funded warrants to purchase up to an aggregate of 171,390 common shares. In a concurrent private placement, we issued common share purchase warrants to purchase an aggregate of up to 391,390 common shares. After deducting the placement agent fees and offering expenses, net proceeds to us were approximately $9.0 million.

In November 2021, we entered into an equity distribution agreement with RBC Capital Markets, LLC (RBCCM), as sales agent, which was subsequently terminated in March 2022. Pursuant to the terms of the agreement, as amended, the Company could offer and sell, from time to time, common shares through an at-the-market offering program for up to $15.4 million in gross cash proceeds. During the term of the agreement, we sold a total of 89,558 common shares. After deducting commissions and direct costs, net proceeds totaled approximately $2.6 million.

At September 30, 2023, we had an accumulated deficit of $52.4 million and working capital of $4.6 million, including $5.4 million in cash and cash equivalents. We plan to finance company operations over the course of the next twelve months with cash and cash equivalents on hand, including net proceeds from the Canaccord ATM, advances under the Credit Facility and reimbursements of eligible R&D expenses under the 2023 SIF Agreement with the Canadian government. Management has flexibility to adjust this timeline by making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures and manufacturing campaigns, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations in the future, we plan to seek additional financing through the sale of equity, government grants, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. If we raise additional funds by issuing equity securities, our shareholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our existing shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development of our product candidates.

We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced manufacturing expenses. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization efforts. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to us as a public company. To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, clinical trials of our product candidates, and other operations and potential product acquisitions and in licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, in licensing or similar strategic business transaction.

Cash Flows

Net cash used in operating activities

Net cash used in operating activities was $6.6 million for the year ended September 30, 2023 compared to $12.3 million for the year ended September 30, 2022 primarily due to a decrease in R&D expenses of $8.5 million, partially offset by a reduction in the recovery of working capital of $2.3 million in the current year compared to a $2.9 million recovery of working capital in the comparative year.

Net cash used in investing activities

Net cash used in investing activities was $5,700 for the year ended September 30, 2022. There was no cash used in investing activities for the year ended September 30, 2023. In the comparative year, we purchased a nominal amount of computer equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $4.8 million for the year ended September 30, 2023 as compared to $11.6 million for the year ended September 30, 2022. In the current year, we received proceeds of $3.0 million from a private placement completed in November 2022, $1.3 million from the Canaccord ATM and $0.8 million from the exercise of warrants, partially offset by issuance costs of $0.3 million. In the comparative year, we received proceeds of $11.9 million and incurred issuance costs of $0.3 million for net proceeds of $11.6 million. The net proceeds relate to $9.0 million from a registered direct offering in March 2022 and $2.6 million was from the equity distribution agreement with RBCCM.

Research and Development

Our primary business is the development of innovative therapeutics for inflammatory and immune-related diseases with clear unmet medical needs. We focus our resources on R&D activities, including the conduct of clinical studies and product development, and expense such costs as they are incurred.

R&D expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Our R&D expenses were $4.8 million and $13.3 million for the years ended September 30, 2023 and 2022, respectively. The decrease was due primarily to lower external research expenses related to our ongoing clinical studies and investigational drug product manufacturing expenses, which were partially offset by increased personnel expenses.

Foreign Exchange Risk

Our exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. We have balances in Canadian dollars which are subject to foreign currency fluctuations relating to the impact of translating to U.S. dollars for financial statements presentation. We also periodically exchange U.S. dollars for Canadian dollars since most operating expenses are incurred in Canadian dollars. The fluctuation of the U.S. dollar in relation to the Canadian dollar will have an impact upon our profitability and may also affect the value of our assets and the amount of shareholders’ equity. We have not entered into any agreements or purchased any instruments to hedge possible currency risks. At September 30, 2023, we had assets denominated in Canadian dollars of approximately C$3.0 million and the U.S. dollar exchange rate as at this date was equal to 1.3581 Canadian dollars. Based on the exposure at September 30, 2023, a 10% annual change in the Canadian/U.S. exchange rate would impact our net loss and other comprehensive loss by $0.2 million.

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

Accounts and other receivable include Harmonized Sales Tax (HST) refunds receivable from the Canada Revenue Agency and reimbursements receivable from the Canadian government’s SIF. We assess the collectability of our accounts receivable through a review of our current aging and payment terms, as well as an analysis of our historical collection rate, general economic conditions and credit status of the government agencies. As of September 30, 2023 and 2022, all outstanding accounts and other receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.

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

Accounts and other receivable

Accounts and other receivable include HST refunds receivable and reimbursements receivable from the Canadian government’s SIF. As of September 30, 2023, all outstanding accounts, grants and HST refunds receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.

Intangible assets

Intangible assets represent the exclusive world-wide rights to know-how, patents and data relating to certain monoclonal antibodies (the Constructs), including sublicensing rights, acquired by entering into the NovImmune License Agreement. Unless earlier terminated, the term of the NovImmune License Agreement will remain in effect for 25 years from the date of first commercial sale of licensed products containing the Constructs. Subsequently, the NovImmune License Agreement will automatically renew for 5-year periods unless either party terminates the agreement in accordance with its terms. We recognize intangible assets at their historical cost, amortized on a straight-line basis over their expected useful lives, which is 25 years, and subject to impairment review at the end of each reporting period.

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

Share-based compensation

We have equity incentive plans under which various types of equity-based awards including share options, restricted shares and restricted share unit awards may be granted to employees, non-employee directors and non-employee consultants and warrants that may be granted as compensation to non-employees.

We measure the cost of equity-settled transactions by reference to the fair value of the equity instruments at the date at which they are granted since the fair value of the goods or services received by us cannot be reliably estimated.

We recognize compensation expense for all share-based awards based on the estimated grant-date fair values. For restricted share unit awards to employees, the fair value is based on the 5-day volume weighted average price (VWAP) of our common shares up to the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

The fair value of share options is determined using the Black-Scholes option pricing model. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention of paying cash dividends. We elected an accounting policy to record forfeitures as they occur. See Note 8 for a discussion of the assumptions used by us in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the share option activity under our share-based compensation plan for all years presented.

The provisions of our share-based compensation plans do not require us to settle any options or restricted share units by transferring cash or other assets, and therefore we classify the awards as equity.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2023, were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for designing, establishing and maintaining a system of internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to provide reasonable assurance that the financial information prepared by us for external purposes is reliable and has been recorded, processed and reported in an accurate and timely manner in accordance with accounting principles generally accepted in the United States. Our board of directors is responsible for ensuring that management fulfills its responsibilities. The audit committee of our board of directors fulfills its role of ensuring the integrity of the reported information through its review of the interim and annual financial statements. Management reviewed the results of their assessment with our audit committee.

Management has used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (2013)” to evaluate the effectiveness of our internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting and concluded that such internal control over financial reporting was effective as of September 30, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of Our Registered Public Accounting Firm

Because we are a non-accelerated filer, this Annual Report does not include an attestation report from our independent registered public accounting firm.  We are not required to provide an attestation report on our internal control over financial reporting until such time as we are an accelerated filer or large accelerated filer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Not applicable.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Our directors and their ages as of the date of this filing are set forth below. Each director is elected annually to serve until the next annual meeting of shareholders, or until his or her successor is duly elected.

Name	Age	Position(s) Held	Director Since
Joan Chypyha (1) (2)	57	Director	May 23, 2023
Sean MacDonald	47	Director	June 7, 2019
Patrick Marshall (1) (3)	52	Director	May 23, 2023
Pardeep Nijhawan, MD	53	Director, Chief Executive Officer and Corporate Secretary	June 7, 2019
Frank Oakes (2) (3)	73	Director	April 9, 2010
Charles Olson, DSc (2) (3)	66	Director	May 23, 2023
Carlo Sistilli, CPA, CMA (1)	67	Board Chair	June 7, 2019

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

Joan Chypyha has more than 30 years of experience in the pharmaceutical industry including executive and operational positions in business development, sales and marketing, and general management. She is the President of Alto Pharmaceuticals, Ltd., a specialty pharmaceutical company focused on dermatology, women's health and elder care, which she founded in 2009. Alto is also a major shareholder in Pepper and Pink Inc., a manufacturer of brand and private label personal care products for major retailers in Canada. From July 2015 to June 2017, she was the President of Cipher Pharmaceuticals, Inc., having previously served as Vice President of Marketing and Sales. Ms. Chypyha’s professional career also includes executive positions at Rhei Pharmaceuticals Ltd. and Barrier Therapeutics Canada, Inc., following sixteen years at Hoffman-La Roche, where she held progressively senior positions. Since February 2018, she has served as a director and a member of the audit committee of Ovation Science Inc., a research and development company that develops topical and transdermal consumer products. She is a past advisory board member of Up Cannabis Inc (from August 2017 to January 2019). Ms. Chypyha currently served as the President of the Canadian Dermatology Industry Association, from 2015 to 2023, and is a Co-Chair of DiTiDE (Dermatology Industry Taskforce on Inclusiveness, Diversity & Equity), a group she co-founded in 2020. She has also previously served on boards of other non-profits and business organizations, including the Canadian Healthcare Licensing Association. Ms. Chypyha earned her Bachelor’s Degree from the University of Toronto and a Master’s Degree in Business Administration from Queen's University. Ms. Chypyha’s qualifications to serve on our board of directors include her extensive operational experience in founding, managing and building companies, previous board experience and her extensive experience in the dermatology industry.

Sean MacDonald has been a member of our Board since June 2019, and served as Chairman of the Board from June 2019 until May 2023. He previously served on the board of our principal operating subsidiary, Edesa Biotech Research, from September 2017 to June 2019. In his career, he has led and closed multiple licensing transactions, financings, acquisitions and divestments, and led corporate strategy for several pharmaceutical and biotechnology companies. Mr. MacDonald is currently an advisor to investors and biotechnology companies, including Domain Therapeutics Inc. and Raya Therapeutic Inc., a role he has held since April 2022. From August 2021 to April 2022, he was the Chief Business Officer of iOnctura SA, a Swiss clinical-stage oncology company. From April 2019 to August 2021, he was the Head of Business Development for Cosmo Pharmaceuticals NV, a European gastroenterology focused pharmaceutical company; and from October 2018 to August 2021 he was the chief executive of Corbin Therapeutics, a Montreal-based biotech company focused on treating neuroinflammation. Mr. MacDonald held various operational and executive leadership roles from October 2012 to October 2018 at Pharmascience Inc., one of Canada's largest pharmaceutical companies, including Vice President of Business Development and Corporate Development. He received his BSc in Molecular Biology and MBA from the University of Ottawa. Mr. MacDonald's qualifications to serve on our board of directors include his extensive operational experience and background in the pharmaceutical/biotechnology industry.

Patrick Marshall has more than 20 years of experience raising capital, building and launching new products and services, developing strategy and completing mergers and acquisitions to support growth in private and public companies. Since 2010 he has been a managing director at VRG Capital, having previously held various executive roles in several of the firm’s portfolio companies since 2000, including Wheels Group Inc., a North American third-party logistics company acquired by Radiant Logistics, Inc. in 2015, and Thomas International Ltd., a global provider of psychometric and aptitude tests acquired by Palamon Capital Partners in 2018. Mr. Marshall currently serves as President and board member of Adrem Brands Inc., a privately held Canadian company focused on the over-the-counter and nutritional supplements markets, a position he has held since January 2016. Prior to 2000, he held fundraising, business development and strategy roles for various international enterprises and non-governmental organizations. Mr. Marshall is a cofounder and board member of Together Project (since 2016) and a trustee of Lakefield College School (since 2012). He received his Bachelor of Arts in Sociology from Queen's University and Master of Business Administration from the University of Exeter. Mr. Marshall’s qualifications to serve on our board of directors include his experience managing and building companies, strategic transactions, raising capital and prior board experience.

Pardeep Nijhawan, MD, FRCPC, AGAF has served as our Chief Executive Officer, Corporate Secretary and a member of our board of directors since June 2019, having previously founded and led our principal operating subsidiary, Edesa Biotech Research, since January 2015. Dr. Nijhawan is a seasoned pharmaceutical entrepreneur with more than 20 years of experience in cross-functional leadership roles in finance, marketing, corporate strategy and business development. In 2002 Dr. Nijhawan founded Medical Futures Inc., and served as its CEO. He sold Medical Futures to Tribute Pharmaceuticals in 2015. In 2014, he founded Exzell Pharma, a specialty Canadian-based pharmaceutical organization that markets and commercializes approved products. He sold Exzell Pharma to BioLab Pharma in 2022. Dr. Nijhawan also founded Digestive Health Clinic in 2000 and led it to become one of Canada’s largest provider of private endoscopy services. He continues to serve on the Board of Digestive Health Clinic.  Since January 2021, he has served on the advisory board of Private Debt Partners, a Canadian alternative asset management firm. Dr. Nijhawan received his MD from the University of Ottawa and completed his internship at Yale University, and his internal medicine residency and fellowship at the Mayo Clinic. Dr. Nijhawan’s qualifications to serve on our board of directors include his extensive executive leadership and experience in the life sciences industry and his knowledge of our business as its chief executive.

Frank Oakes has more than 40 years of executive leadership experience. He has been a member of our board of directors since April 2010 and served as the Chairman of the Board until June 2019. From 1999 to 2019, he also served as the President and Chief Executive Officer of our legacy operating subsidiary, which he founded. Prior to founding Stellar Biotechnologies, Inc., he was the Chief Executive Officer of The Abalone Farm, Inc., where he led the company through the research and development, capitalization, and commercialization phases of development to become the largest abalone producer in the United States at the time. Mr. Oakes has consulted and lectured around the world. He received his BS degree from California State Polytechnic University, San Luis Obispo and is a graduate of the Los Angeles Regional Technology Alliance University’s management program. Mr. Oakes qualifications to serve on our board of directors include his extensive operational experience building companies and management teams and leading a U.S. and Canadian publicly listed life science company.

Charles Olson, DSc is a CMC consultant with more than 40 years of biotech experience. From September 2021 to April 2023 he was  Chief Operating Officer at Dendreon Corporation, where he was responsible for the commercial manufacturing of Provenge, a commercial cell-based product for prostate cancer, overseeing multiple sites and several hundred employees. From September 2017 to August 2021, he was a senior Vice President of Operations at Applied Molecular Transport. From April 2010 to August 2017, Dr. Olson held various leadership roles at Anthera Pharmaceuticals Inc., including Chief Technology Officer. He has also been a Principal Biotechnology Consultant for Compass Biotechnology LLC since 2006. Dr. Olson previously held senior and executive management positions at NGM Biopharmaceuticals Inc., Coherus BioSciences Inc., Nexbio Inc., Cell Genesys, Inc., Biomarin Pharmaceuticals, Inc, and Onyx Pharmaceuticals, Inc. From December 2016 to June 2019, Dr. Olson served on the board of directors of Edesa Biotech, Inc. (then operating as Stellar Biotechnologies, Inc.), having previously served on Stellar’s scientific advisory board. After graduate school, Dr. Olson was a Research Scientist at Kaiser Hospitals, followed by Scientist and Senior Scientist positions at Genentech and Bayer, respectively. He holds a B.A. in biology and chemistry from Westmont College, an M.A. in chemistry from the University of California at Santa Barbara and a D.Sc. in biochemistry. Dr. Olson qualifications to serve on our board of directors include his extensive scientific, manufacturing operations, process development and senior management and board experience in the biopharmaceutical industry.

Carlo Sistilli, CPA, CMA has more than 35 years of financial experience and has held a variety of executive positions in accounting and finance during his career. He has been a member of our board of directors since June 2019, having previously served as a board observer of our principal operating subsidiary, Edesa Biotech Research, since September 2017. Mr. Sistilli has served as the Chief Financial Officer of Arista Homes since March 2003 to present. Prior to Arista, Mr. Sistilli was a founder and served as CFO and a board member of an Internet start-up company in the automotive sector, and played a key role in taking the company public on the Alberta Ventures Exchange. Earlier in his career, Mr. Sistilli was the Controller and a member of the senior management team of a major regional trust company, which Mr. Sistilli helped sell to Manulife Financial. Since January 2021, he has served on the board of directors and audit committee of Aleafia Health Inc. In addition to his professional career, Mr. Sistilli is an officer and a member of the board of directors of Mother of Mercy Centre. Mr. Sistilli holds a Bachelor of Arts from York University, with a major in economics, Certified Management Accountant Designation and a Chartered Professional Accountant Designation. Mr. Sistilli’s qualifications to serve on our board of directors include his knowledge of Edesa’s business and his background in accounting and finance.

Executive Officers

Set forth below is certain information with respect to the names, ages, and positions of our executive officers as of the date of this filing. Biographical information pertaining to Dr. Nijhawan, who is a director and an executive officer, may be found in the above section entitled “Directors.” The executive officers serve at the pleasure of our Board of Directors.

Name	Age	Position(s) Held	Date of Appointment
Pardeep Nijhawan, MD	53	Director, Chief Executive Officer and Corporate Secretary	June 7, 2019
Stephen Lemieux, CPA	48	Chief Financial Officer	July 15, 2023
Michael Brooks, PhD	45	President	June 7, 2019

Stephen Lemieux, CPA was appointed Chief Financial Officer in July 2023. He is a veteran of the healthcare and biopharmaceutical sectors, with more than 20 years of experience in financial planning and analysis, licensing and mergers & acquisitions. Prior to joining the Company, Mr. Lemieux held senior financial leadership positions at healthcare and biopharmaceutical biotechnology companies, where he guided financial strategies, optimized capital structures and supported significant corporate transactions and sales growth. From July 2021 until June 2023, Mr. Lemieux served as CFO of Titan Medical Inc., and from April 2019 to July 2021 as CFO and Secretary of NeuPath Health. Previously, he was the CFO and Secretary of Cipher Pharmaceuticals (TSX: CPH) from September 2016 to March 2019 and during his tenure served as Interim-CEO from November 2016 to April 2017. Prior to Cipher, he was CFO at Nuvo Pharmaceuticals and Crescita Therapeutics. Mr. Lemieux is a Chartered Professional Accountant and holds a Master of Management & Professional Accounting degree from the University of Toronto.

Michael Brooks, PhD was appointed President of Edesa in June 2019, having served as Vice President of Corporate Development and Strategy for our principal operating subsidiary, Edesa Biotech Research, since January 2015. Prior to joining Edesa, Dr. Brooks held positions of increasing responsibility at Cipher Pharmaceuticals Inc from 2010 to 2015 and served most recently as the company’s Director of Business Development. Prior to joining Cipher, Dr. Brooks was a Postdoctoral fellow at the University of Toronto. Dr. Brooks holds a Hons B.Sc. degree in Microbiology and a PhD in Molecular Genetics from the University of Toronto. Dr. Brooks received his MBA degree from the Rotman School of Management where he was a Canadian Institute for Health Research (CIHR) Science-to- Business Scholar.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics and Business Conduct is available on the Investor Relations section of our website at edesabiotech.com/investors/governance, in the Corporate Governance section, under the Governance Documents section. We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, our Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website identified above. Copies of our Code of Ethics and Business Conduct may be obtained, free of charge, by writing to our Corporate Secretary, Edesa Biotech, Inc., 100 Spy Court, Markham, ON Canada L3R 5H6.

Information about our Board Committees

Our Board of Directors has appointed an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Board of Directors has determined that each director who serves on these committees is “independent,” as that term is defined by the listing rules of Nasdaq and rules of the SEC. The Board of Directors has adopted written charters for its Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Copies of these charters are available on our website at www.edesabiotech.com/investors/governance.

Audit Committee

Our Audit Committee is composed of Joan Chypyha, Patrick Marshall and Carlo Sistilli (chair). The purpose of the Audit Committee is to oversee our accounting and financial reporting processes and the audits of our financial statements. In that regard, the Audit Committee assists the Board in monitoring: (a) the integrity of our financial statements; (b) our independent auditor’s qualifications, independence, and performance; (c) the performance of our system of internal controls, financial reporting, and disclosure controls; and (d) our compliance with legal and regulatory requirements. To fulfill this obligation and perform its duties, the Audit Committee maintains effective working relationships with the Board, management, and our independent auditor.

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

Compensation Committee

Our Compensation Committee is composed of Joan Chypyha (chair), Frank Oakes and Charles Olson. The purpose of the Compensation Committee is to assist the Board’s oversight relating to compensation of our Chief Executive Officer and our other Named Executive Officers. It has responsibility for evaluating and recommending to the independent members of the Board for approval, our compensation plans, policies and programs as such plans, policies and programs affect executive officers.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is composed of Patrick Marshall, Frank Oakes (chair) and Charles Olson. The purpose of the Nominating and Corporate Governance Committee is to identify individuals qualified to become Board members; recommend to the Board individuals to serve as directors; advise the Board with respect to Board composition, procedures and committees; lead the Board in its annual review of the Board and management’s performance; develop, recommend to the Board and annually review a set of corporate governance principles applicable to the Company; and oversee any related matters required by the federal securities laws.

Item 11. EXECUTIVE COMPENSATION.

Executive Compensation

Our named executive officers for the year ended September 30, 2023 were Pardeep Nijhawan, MD, Director, Chief Executive Officer and Corporate Secretary; Stephen Lemieux, CPA, Chief Financial Officer; Michael Brooks, PhD, President and Kathi Niffenegger, CPA, Former Chief Financial Officer.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to the named executive officers for the years ended September 30, 2023 and September 30, 2022.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)		Options Awards ($) (1)	All Other Compensation ($)		Total ($)
Pardeep Nijhawan, MD	2023	$341,391	$99,340	(2)	$-		$74,229	$34,601	(3)	$549,561
Director, Chief Executive Officer and Corporate Secretary	2022	325,861	89,600		-		123,152	63,118	(3)	601,731

Stephen Lemieux, CPA	2023	82,500	-		13,922	(4)	46,396	13,126	(5)	155,944
Chief Financial Officer	2022	-	-		-		-	-		-

Michael Brooks, PhD	2023	320,054	93,160	(6)	-		49,488	26,060	(7)	488,762
President	2022	305,495	96,000		-		109,329	41,908	(7)	552,731

Kathi Niffenegger, CPA (8)	2023	253,391	102,080	(9)	-		49,488	48,414	(10)	453,373
Former Chief Financial Officer	2022	295,075	87,000		-		109,329	50,546	(10)	541,950

(1)

The amounts shown in these columns represent the aggregate grant date fair value of the restricted share units and share option awards computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 718, not the actual amounts paid to or realized by the named executive officers during the covered fiscal year. The assumptions used in determining grant date fair value of these awards are set forth in Note 8 to our audited consolidated financial statements for the year ended September 30, 2023 included in this Annual Report.

(2)	Includes 14,186 restricted share units with an aggregate grant date fair value of $79,440 issued as partial payment of the bonus with the balance paid in cash.
(3)

Represents (i) $32,415 in car allowance and (ii) $2,186 in health insurance in 2023. Represents (i) $32,415 in car allowance, (ii) $2,186 in health insurance and (iii) $28,517 in vacation payout in 2022. All compensation to Dr. Nijhawan was paid in Canadian dollars and was converted from US dollars using the average foreign exchange rate for each bi-weekly pay period of the year from oanada.com.

(4)

Represents the aggregate grant date fair value of 2,486 restricted share units issued as partial payment on consulting invoices for services prior to Mr. Lemieux’s appointment as Chief Financial Officer.

(5)

Represents (i) $5,000 in car allowance and (ii) $8,126 in consulting fees for services prior to Mr. Lemieux’s appointment as Chief Financial Officer in 2023. All compensation to Mr. Lemieux was paid in Canadian dollars and was converted from US dollars using the average foreign exchange rate for the year from oanda.com.

(6)	Includes 13,315 restricted share units with an aggregate grant date fair value of $74,560 as partial payment of the bonus with the balance paid in cash.
(7)

Represents (i) $24,000 in car allowance and (ii) $2,060 in health insurance in 2023. Represents (i) $24,000 in car allowance (ii) $2,788 in health insurance and (iii) $15,120 in vacation payout in 2022. All compensation to Dr. Brooks was paid in Canadian dollars and was converted from US dollars using the average foreign exchange rate for each bi-weekly pay period of the year from oanda.com.

(8)	Ms. Niffenegger served as Chief Financial Officer through July 15, 2023.
(9)	Includes 10,943 restricted share units with an aggregate grant date fair value of $61,280 as partial payment of the bonus with the balance paid in cash.
(10)

Represents (i) $21,273 in health insurance, (ii) $8,167 in 401(k) Company contributions and (iii) $18,974 in non-executive salary following Ms. Niffenegger’s tenure as Chief Financial Officer in 2023. Represents (i) $19,751 in health insurance, (ii) $9,150 in 401(k) Company contributions and (iii) $21,645 in vacation pay out in 2022.

Narrative Disclosure to Summary Compensation Table Employment Agreements

Amended and Restated Employment Agreement with Pardeep Nijhawan effective as of August 4, 2023, as amended December 7, 2023

On August 4, 2023, the Company entered into an amended and restated employment agreement with Pardeep Nijhawan, the Company’s Chief Executive Officer that superseded prior employment agreements (as amended, the Nijhawan Employment Agreement).

Pursuant to the Nijhawan Employment Agreement, Dr. Nijhawan serves as the Company’s Chief Executive Officer as well as Chief Executive Officer of each of the Company’s subsidiaries, Edesa Biotech Research and Edesa Biotech USA, Inc. and a director of Edesa Biotech Research. Dr. Nijhawan’s employment will continue for an indefinite term until terminated in accordance with the Nijhawan Employment Agreement.

Pursuant to the Nijhawan Employment Agreement, Dr. Nijhawan is entitled to a base salary of $357,700 per year effective May 13, 2023 and is eligible to receive a target annual bonus of 40% of his base salary, subject to the achievement of corporate and personal targets as determined by the Company and the Board of Directors. Dr. Nijhawan’s base salary is subject to annual review by the Board of Directors. Dr. Nijhawan is also entitled to an automobile allowance of $2,701.50 per month and is eligible to participate in the Company’s group insured benefits program, as may be in effect from time-to-time for employees generally, and executive employees specifically. Dr. Nijhawan is eligible for equity-based awards pursuant to the Company’s Equity Incentive Compensation Plan, as determined by the Board of Directors or Compensation Committee, commensurate with Dr. Nijhawan’s position and any business milestones that may be established by the Company.

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

If Dr. Nijhawan is terminated without “Cause”, subject to Dr. Nijhawan signing a general release of claims, Dr. Nijhawan is entitled to: (i) a lump sum payment equal to Dr. Nijhawan’s then current base salary for 12 months plus one additional month for every completed year of service since August 1, 2017 (the Nijhawan Severance Period) which shall not exceed 24 months, inclusive of, and not in addition to, his notice and severance entitlements, if any, pursuant to applicable law, (ii) a lump sum payment of the annual bonus to which Dr. Nijhawan is entitled for the calendar year immediately preceding the date of termination, if such bonus has not already been paid, (iii) a lump sum payment equal to Dr. Nijhawan’s annual bonus entitlement, prorated over Dr. Nijhawan’s length of service in the calendar year in which his employment is terminated, calculated in accordance with the terms of the Nijhawan Employment Agreement, (iv) payment of Dr. Nijhawan’s annual bonus entitlement during the full Nijhawan Severance Period, calculated in accordance with the terms of the Nijhawan Employment Agreement, (v) continuation of Dr. Nijhawan’s benefits and car allowance and any other benefit required to be maintained by law in accordance with the terms of the Nijhawan Employment Agreement, and (vi) subject to applicable law, all vested equity-based awards granted to Dr. Nijhawan shall be exercisable in accordance with the terms of the applicable Equity Incentive Compensation Plan.

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

Prior Employment Agreement with Pardeep Nijhawan effective as of June 7, 2019 and amended March 19, 2021 and April 12, 2022

Prior to the Nijhawan Employment Agreement, on June 14, 2019 but effective as of June 7, 2019, we entered into an employment agreement with Pardeep Nijhawan (as amended, the Nijhawan Prior Employment Agreement). Pursuant to the Nijhawan Prior Employment Agreement, Dr. Nijhawan agreed to serve as our Chief Executive Officer for an indefinite term until Dr. Nijhawan’s employment was terminated in accordance with the agreement. As compensation for his services to us, Dr. Nijhawan received a base salary of $320,000 per year effective for the period January 1, 2021 to March 23, 2022 and a base salary of $331,200 per year effective for the period March 24, 2022 to May 12, 2023 and was eligible to receive a target annual bonus of 40% of his base salary, subject to achieving corporate and personal targets to be determined by us. Dr. Nijhawan also received an automobile allowance of approximately $2,700 per month and was eligible to participate in our group insured benefits program, as may be in effect from time-to-time for our employees generally, and executive employees specifically. Dr. Nijhawan was eligible for future share and/or option grants, as may have been determined by our Compensation Committee, commensurate with Dr. Nijhawan’s position and any business milestones which may have been established by the Compensation Committee and subject to availability of shares and/or options for grant under our Equity Incentive Compensation Plan.

Under the Nijhawan Prior Employment Agreement, if Dr. Nijhawan’s employment with us was terminated for “Cause” (as such term is defined in the Nijhawan Prior Employment Agreement), subject to applicable law, our only obligation would have been to provide Dr. Nijhawan with his base salary and vacation pay earned through the date of termination and all of Dr. Nijhawan’s vested or non-vested share options which had not been exercised by Dr. Nijhawan as of the date of termination would have been automatically extinguished. If Dr. Nijhawan was terminated by us without “Cause”, our obligation would have been to provide Dr. Nijhawan with (i) a lump sum payment equal to Dr. Nijhawan’s then current base salary for twenty-four months (the Nijhawan Prior Severance Period), (ii) a lump sum payment of the annual bonus to which Dr. Nijhawan would have been entitled for the fiscal year immediately preceding the date of termination, if such bonus had not already been paid, (iii) a lump sum payment equal to Dr. Nijhawan’s annual bonus entitlement, prorated over Dr. Nijhawan’s length of service in the fiscal year in which his employment was terminated, calculated in accordance with the terms of the Nijhawan Prior Employment Agreement, (iv) payment of Dr. Nijhawan’s annual bonus entitlement during the full Nijhawan Prior Severance Period, calculated in accordance with the terms of the Nijhawan Prior Employment Agreement, (v) continuation of Dr. Nijhawan’s benefits and car allowance and any other benefit required to be maintained by law in accordance with the terms of the Nijhawan Prior Employment Agreement and (vi) subject to applicable law, all share options granted to Dr. Nijhawan would have been exercisable in accordance with the terms of the applicable share option plan. Dr. Nijhawan could have resigned from his employment at any time by providing us with a minimum of sixty days advance notice, in writing. Dr. Nijhawan’s notice could have been waived by us, subject only to providing Dr. Nijhawan with payment of his base salary and continuation of benefits until the end of the notice period. If Dr. Nijhawan had resigned from his employment, subject to applicable law, (i) all non-vested share options and all vested share options held by Dr. Nijhawan which had not been exercised by Dr. Nijhawan as of the date of termination would have been automatically extinguished and (ii) Dr. Nijhawan would not have been entitled to any bonus or pro rata bonus payment not already paid on or before the date of termination.

During the term of Dr. Nijhawan’s employment with us and for twelve months following the cessation of Dr. Nijhawan’s employment with us, Dr. Nijhawan was prohibited from competing with our business in North America. In addition, for twenty-four months following the cessation of Dr. Nijhawan’s employment with us, Dr. Nijhawan was prohibited from soliciting customers or prospective customers for any purpose competitive with our business, encouraging any customer to cease doing business with us and soliciting the employment or engagement of certain of our employees.

Employment Agreement with Stephen Lemieux effective as of July 15, 2023

On June 26, 2023 but effective as of July 15, 2023, we entered into an employment agreement with Stephen Lemieux (the Lemieux Employment Agreement). Pursuant to the Lemieux Employment Agreement, Mr. Lemieux will serve as our Chief Financial Officer for an indefinite term until Mr. Lemieux’s employment is terminated in accordance with the agreement. As compensation for his services to us, Mr. Lemieux will receive a base salary of $330,000 per year and is eligible to receive a target annual bonus of 40% of his base salary, subject to achieving corporate and personal targets to be determined by us. Mr. Lemieux also receives an automobile allowance of $2,000 per month and is eligible to participate in our group insured benefits program, as may be in effect from time-to-time for our employees generally, and executive employees specifically. Mr. Lemieux is eligible for future equity-based awards, as determined by our Compensation Committee, commensurate with Mr. Lemieux’s position and any business milestones which may be established by the Compensation Committee and subject to availability of shares and/or options for grant under our Equity Incentive Compensation Plan.

If Mr. Lemieux’s employment with the Company is terminated for “Cause” (as such term is defined in the Lemieux Employment Agreement), subject to applicable law, the Company’s only obligation shall be to provide Mr. Lemieux with his base salary and vacation pay earned through the date of termination and all of Mr. Lemieux’s non-vested equity-based awards as of the date of termination will be automatically extinguished. All vested equity-based awards will be subject to the terms of the applicable equity incentive compensation plan. If Mr. Lemieux is terminated by the Company without “Cause”, subject to Mr. Lemieux executing a general release of claims in a form reasonably required by the Company, the Company’s obligation shall be to provide Mr. Lemieux with (i) a lump sum payment equal to Mr. Lemieux’s then current base salary for twelve months plus one additional month for every completed year of service since July 15, 2023, not to exceed an aggregate of twenty- four months (the Lemieux Severance Period), (ii) a lump sum payment of the annual bonus to which Mr. Lemieux is entitled for the calendar year immediately preceding the date of termination, if such bonus has not already been paid, (iii) a lump sum payment equal to Mr. Lemieux’s annual bonus entitlement, prorated over Mr. Lemieux’s length of service in the calendar year in which his employment is terminated, calculated in accordance with the terms of the Lemieux Employment Agreement, (iv) payment of Mr. Lemieux’s annual bonus entitlement during the full Lemieux Severance Period, calculated in accordance with the terms of the Lemieux Employment Agreement, (v) continuation of Mr. Lemieux’s benefits and car allowance and any other benefit required to be maintained by law in accordance with the terms of the Lemieux Employment Agreement and (vi) subject to applicable law, any and all vested equity-based awards shall be exercisable in accordance with the terms of the applicable equity incentive compensation plan. If Mr. Lemieux’s employment is terminated or “constructively terminated” (as such term is defined in the Lemieux Employment Agreement) by the Company without “Cause” upon or within a twelve month period following a Change of Control (as such term is defined in the Lemieux Employment Agreement), Mr. Lemieux shall be entitled to the payments and benefits provided as described in clauses (ii) to (v) above, plus a change of control payment equal to twenty-four months of his then current base salary. Mr. Lemieux may resign from his employment at any time by providing the Company with a minimum of sixty days advance notice, in writing. Mr. Lemieux’s notice may be waived by the Company, subject only to providing Mr. Lemieux with payment of his base salary and continuation of benefits until the end of the notice period. If Mr. Lemieux resigns from his employment, subject to applicable law, (i) all non-vested equity-based awards held by Mr. Lemieux as of the date of termination shall be automatically extinguished and all vested equity-based awards will be subject to the terms of the applicable equity incentive compensation plan and (ii) Mr. Lemieux shall not be entitled to any bonus or pro rata bonus payment not already awarded on or before the date of termination.

During the term of Mr. Lemieux’s employment with us and for twelve months following the cessation of Mr. Lemieux’s employment with us, Mr. Lemieux is prohibited from competing with our business in North America. In addition, for twenty-four months following the cessation of Mr. Lemieux’s employment with us, Mr. Lemieux is prohibited from soliciting customers or prospective customers for any purpose competitive with our business, encouraging any customer to cease doing business with us and soliciting the employment or engagement of certain of our employees.

Prior Consulting Agreement with Stephen Lemieux effective December 22, 2022, terminated July 15, 2023

Prior to the Lemieux Employment Agreement, on December 21, 2022, the Company entered into a consulting agreement with Stephen Lemieux to provide, as an independent contractor, advice and services related to finance, accounting, financial reporting, financial planning and analysis and similar services as requested by the Company from time to time at a rate of C$135 per hour. The agreement contained customary confidentiality, nondisclosure and proprietary information provisions. The consulting agreement was terminated upon Mr. Lemieux’s appointment as Chief Financial Officer.

Amended and Restated Employment Agreement with Michael Brooks effective as of August 4, 2023

On August 4, 2023, the Company entered into an amended and restated employment agreement with Michael Brooks, the Company’s President, that superseded prior employment agreements (the Brooks Employment Agreement).

Pursuant to the Brooks Employment Agreement, Dr. Brooks serves as the Company’s President as well as President and a director of the Company’s subsidiary, Edesa Biotech Research. Dr. Brooks’ employment will continue for an indefinite term until terminated in accordance with the Brooks Employment Agreement.

Pursuant to the Brooks Employment Agreement, Dr. Brooks is entitled to a base salary of $335,340 per year effective May 13, 2023 and is eligible to receive a target annual bonus of 40% of his base salary, subject to the achievement of corporate and personal targets as determined by the Company and the Board of Directors. Dr. Brooks’ base salary is subject to annual review by the Board of Directors. Dr. Brooks is also entitled to an automobile allowance of $2,000 per month and is eligible to participate in the Company’s group insured benefits program, as may be in effect from time-to-time for employees generally, and executive employees specifically. Dr. Brooks is eligible for equity-based awards pursuant to the Company’s Equity Incentive Compensation Plan, as determined by the Board of Directors or Compensation Committee, commensurate with Dr. Brooks’ position and any business milestones that may be established by the Company.

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

If Dr. Brooks is terminated without “Cause”, subject to Dr. Brooks signing a general release of claims, Dr. Brooks is entitled to: (i) a lump sum payment equal to Dr. Brooks’ then current base salary for 12 months plus one additional month for every completed year of service since September 1, 2015 (the Brooks Severance Period) which shall not exceed 24 months, inclusive of, and not in addition to, his notice and severance entitlements, if any, pursuant to applicable law, (ii) a lump sum payment of the annual bonus to which Dr. Brooks is entitled for the calendar year immediately preceding the date of termination, if such bonus has not already been paid, (iii) a lump sum payment equal to Dr. Brooks’ annual bonus entitlement, prorated over Dr. Brooks’ length of service in the calendar year in which his employment is terminated, calculated in accordance with the terms of the Brooks Employment Agreement, (iv) payment of Dr. Brooks’ annual bonus entitlement during the full Brooks Severance Period, calculated in accordance with the terms of the Brooks Employment Agreement, (v) continuation of Dr. Brooks’ benefits and car allowance and any other benefit required to be maintained by law in accordance with the terms of the Brooks Employment Agreement, and (vi) subject to applicable law, all vested equity-based awards granted to Dr. Brooks shall be exercisable in accordance with the terms of the applicable Equity Incentive Compensation Plan.

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

Prior Employment Agreement with Michael Brooks effective as of June 7, 2019 and amended March 19, 2021 and April 12, 2022

Prior to the Brooks Employment Agreement, on June 14, 2019 but effective as of June 7, 2019, we entered into an employment agreement with Michael Brooks, PhD (as amended, the Brooks Prior Employment Agreement). Pursuant to the Brooks Prior Employment Agreement, Dr. Brooks agreed to serve as our President for an indefinite term until Dr. Brooks’ employment was terminated in accordance with the agreement. As compensation for his services to us, Dr. Brooks received a base salary of $300,000 per year effective for the period January 1, 2021 to March 23, 2022 and a base salary of $310,500 per year effective for the period March 24, 2022 to May 12, 2023 and was eligible to receive a target annual bonus of 40% of his base salary, subject to achieving corporate and personal targets to be determined by us. Dr. Brooks also received an automobile allowance of $2,000 per month and was eligible to participate in our group insured benefits program, as may be in effect from time-to-time for our employees generally, and executive employees specifically. Dr. Brooks was eligible for future share and/or option grants, as may have been determined by our Compensation Committee, commensurate with Dr. Brooks’ position and any business milestones which may have been established by the Compensation Committee and subject to availability of shares and/or options for grant under our Equity Incentive Compensation Plan.

If Dr. Brooks’ employment with us was terminated for “Cause” (as such term is defined in the Brooks Prior Employment Agreement), subject to applicable law, our only obligation would have been to provide Dr. Brooks with his base salary and vacation pay earned through the date of termination and all of Dr. Brooks’ vested or non-vested share options which had not been exercised by Dr. Brooks as of the date of termination would have been automatically extinguished. If Dr. Brooks was terminated by us without “Cause”, our obligation would have been to provide Dr. Brooks with (i) a lump sum payment equal to Dr. Brooks’ then current base salary for months plus one additional month for every completed year of service since September 2015, not to exceed an aggregate of twenty-four months (the Brooks Prior Severance Period), (ii) a lump sum payment of the annual bonus to which Dr. Brooks was entitled for the fiscal year immediately preceding the date of termination, if such bonus had not already been paid, (iii) a lump sum payment equal to Dr. Brooks’ annual bonus entitlement, prorated over Dr. Brooks’ length of service in the fiscal year in which his employment was terminated, calculated in accordance with the terms of the Brooks Prior Employment Agreement, (iv) payment of Dr. Brooks’ annual bonus entitlement during the full Brooks Prior Severance Period, calculated in accordance with the terms of the Brooks Prior Employment Agreement, (v) continuation of Dr. Brooks’ benefits and car allowance and any other benefit required to be maintained by law in accordance with the terms of the Brooks Prior Employment Agreement and (vi) subject to applicable law, all share options granted to Dr. Brooks would have been exercisable in accordance with the terms of the applicable share option plan. If Dr. Brooks’ employment was terminated or “constructively terminated” (as such term is defined in the Brooks Prior Employment Agreement) by us without “Cause” upon or within a twelve month period following a Change of Control (as such term is defined in the Brooks Prior Employment Agreement), Dr. Brooks would have been entitled to the payments and benefits provided as described in clauses (ii) to (v) above, plus a change of control payment equal to twenty-four months of the his then current base salary. Dr. Brooks could have resigned from his employment at any time by providing us with a minimum of sixty days advance notice, in writing. Dr. Brooks’ notice could have been waived by us, subject only to providing Dr. Brooks with payment of his base salary and continuation of benefits until the end of the notice period. If Dr. Brooks had resigned from his employment, subject to applicable law, (i) all non-vested share options and all vested share options held by Dr. Brooks which had not been exercised by Dr. Brooks as of the date of termination would have been automatically extinguished and (ii) Dr. Brooks would not have been entitled to any bonus or pro rata bonus payment not already paid on or before the date of termination.

During the term of Dr. Brooks’ employment with us and for twelve months following the cessation of Dr. Brooks' employment with us, Dr. Brooks was prohibited from competing with our business in North America. In addition, for twenty-four months following the cessation of Dr. Brooks' employment with us, Dr. Brooks was prohibited from soliciting customers or prospective customers for any purpose competitive with our business, encouraging any customer to cease doing business with us and soliciting the employment or engagement of certain of our employees.

Prior Employment Agreement with Kathi Niffenegger effective as of December 1, 2020 and amended March 19, 2021 and April 12, 2022, which terminated July 15, 2023

Prior to the Non-Executive Employment Agreement (as defined below), on December 1, 2020, we entered into an employment agreement with Ms. Niffenegger (as amended, the Niffenegger Employment Agreement) that superseded prior employment agreements. Pursuant to the Niffenegger Employment Agreement, Ms. Niffenegger had agreed to continue to serve as our Chief Financial Officer. Both Ms. Niffenegger and we had the right to terminate the employment relationship at any time, with or without cause. As compensation for her services to us, Ms. Niffenegger received a base salary of $290,000 per year effective for the period January 1, 2021 to March 23, 2022 and a base salary of $300,150 per year effective for the period March 24, 2022 to July 15, 2023 when Ms. Niffenegger ended her tenure as Chief Financial Officer. She was eligible to receive a discretionary bonus in an amount up to 40% of her base salary based on her performance and the Company’s performance and such other employee benefits as are generally provided to similarly situated employees of the Company. Ms. Niffenegger was eligible for future share and/or option grants in accordance with our executive compensation policy as in effect from time to time as determined by the independent members of our Board of Directors subject to availability of shares and/or options for grant under our Equity Incentive Compensation Plan.

If Ms. Niffenegger’s employment with us was terminated for “Cause” (as defined in the Niffenegger Employment Agreement) or if Ms. Niffenegger resigned from her employment at any time, our only obligation would have been to provide Ms. Niffenegger with: (i) her accrued salary and accrued unused vacation pay through and including her last day of employment (the Separation Date); (ii) reimbursement of any reimbursable expenses properly incurred through and including the Separation Date; and (iii) any benefit required under applicable law. If Ms. Niffenegger was terminated by us without “Cause”, our obligations would have been (a) to provide Ms. Niffenegger with the same payments and benefits as would be provided if we had terminated her employment for Cause; and (b) subject to Ms. Niffenegger’s execution of a release in our favor, Ms. Niffenegger would have also been paid, as severance (the Prior Severance Payment), (i) a lump sum payment equal to twelve months of Ms. Niffenegger’s then current base salary, plus one additional month of base salary for every completed year of service since June 7, 2019, not to exceed an aggregate of twenty-four months, (ii) a lump sum payment of any discretionary bonus for the prior calendar year already determined by our Board of Directors, if such bonus had not yet been paid; and (iii) a lump sum payment equal to Ms. Niffenegger’s potential discretionary bonus for the calendar year in which the Separation Date occurred, prorated over Ms. Niffenegger’s length of service in the calendar year in which her employment was terminated, calculated in accordance with the terms of the Niffenegger Employment Agreement. If Ms. Niffenegger’s employment was terminated or “constructively terminated” (as such term is defined in the Niffenegger Employment Agreement) by us without “Cause” upon or within a twelve month period following a Change of Control (as such term is defined in the Niffenegger Employment Agreement), Ms. Niffenegger would have been entitled to the Prior Severance Payment described above, except that the portion of the Prior Severance Payment established by (b)(i) would be equal to twenty four months of Ms. Niffenegger’s base salary.

The Niffenegger Employment Agreement provided that during the term of Ms. Niffenegger’s employment with us and for a period of one year thereafter, Ms. Niffenegger was prohibited from soliciting for employment certain of our employees. The Agreement also provided that both during and after Ms. Niffenegger’s employment with us, she was prohibited from (i) making use of our trade secrets to solicit on behalf of Ms. Niffenegger or any other person business from any of our customers and (ii) inducing or attempting to induce any person to sever any existing contractual relationship they have with us.

Non-executive Employment Agreement with Kathi Niffenegger effective as of July 15, 2023

On July 16, 2023 following Ms. Niffenegger’s tenure as Chief Financial Officer, Edesa Biotech USA, Inc. entered into a non-executive employment agreement with Ms. Niffenegger (the Non-Executive Employment Agreement) that superseded the Niffenegger Employment Agreement described above. Pursuant to the Non-Executive Employment Agreement, both Ms. Niffenegger and we have the right to terminate the employment relationship at any time, with or without cause. As compensation for her services to us. Ms. Niffenegger received a base salary of $100,000 per year effective July 16, 2023 and a one-time retention bonus of $10,000. She is eligible to receive a discretionary bonus in an amount up to 40% of her prorated base salary under the current and prior employment agreements based on her performance and the Company’s performance and such other employee benefits as are generally provided to similarly situated employees of the Company. Ms. Niffenegger is eligible for future share and/or option grants commensurate with her current position in accordance with our non-executive compensation policy as in effect from time to time as determined by the independent members of our Board of Directors subject to availability of shares and/or options for grant under our Equity Incentive Compensation Plan.

The Non-Executive Employment Agreement provides that during the term of Ms. Niffenegger’s employment with us and for a period of one year thereafter, Ms. Niffenegger is prohibited from soliciting for employment certain of our employees. The Non-Executive Employment Agreement also provides that both during and after Ms. Niffenegger’s employment with us, she is prohibited from (i) making use of our trade secrets to solicit on behalf of Ms. Niffenegger or any other person business from any of our customers and (ii) inducing or attempting to induce any person to sever any existing contractual relationship they have with us.

Outstanding Equity Awards at September 30, 2023

		Option Awards
Name	Award grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable (1)		Option exercise prices		Option expiration date
Pardeep Nijhawan, MD	9/26/17	6,785	-		C$	15.12	9/26/27
	12/28/18	232	-		C$	15.12	12/28/28
	10/13/20	8,572	-			$52.08	10/13/30
	4/22/21	14,287	2,856	(2)		$38.15	4/22/31
	2/28/22	3,896	3,104	(2)		$25.97	2/28/32
	7/20/23	1,435	15,708	(2)		$5.79	7/20/33

Stephen Lemieux, CPA	7/20/23	881	9,837	(2)		$5.79	7/20/33

Michael Brooks, PhD	8/28/17	19,488	-		C$	15.12	8/28/27
	9/26/17	3,472	-		C$	15.12	9/26/27
	12/28/18	232	-		C$	15.12	12/28/28
	2/12/20	9,856	-			$22.12	2/12/30
	10/13/20	7,143	-			$52.08	10/13/30
	4/22/21	9,527	1,902	(2)		$38.18	4/22/31
	2/28/22	3,447	2,768	(2)		$25.97	2/28/32
	7/20/23	968	10,461	(2)		$5.79	7/20/33

Kathi Niffenegger, CPA (3)	12/20/16	34	-			$596.82	12/20/23
Former Chief Financial Officer	3/12/18	119	-			$246.93	3/12/25
	2/12/20	12,672	-			$22.12	2/12/30
	10/13/20	7,143	-			$52.08	10/13/30
	4/22/21	9,527	1,902	(2)		$38.18	4/22/31
	2/28/22	3,447	2,768	(2)		$25.97	2/28/32
	7/20/23	968	10,461	(2)		$5.79	7/20/33

1)	Our options vesting policy is described in the Outstanding Equity Awards Narrative Disclosure section.
2)	The option will vest over a period of three years, with monthly vesting on a pro-rata basis beginning on the date of grant.
3)	Ms. Niffenegger served as Chief Financial Officer through July 15, 2023.

Outstanding Equity Awards Narrative Disclosure

Equity Incentive Compensation Plan

We adopted an Equity Incentive Compensation Plan in 2019 (the 2019 Plan) which amended and restated prior plans. Under the 2019 Plan, we are authorized to grant options, restricted shares and restricted share units (RSUs) to any of our officers, directors, employees, and consultants and those of our subsidiaries and other designated affiliates. The number of shares available for issuance under the 2019 Plan is 575,737, including shares available for the exercise of outstanding options and RSUs under the 2019 Plan and prior plans. The purpose of the 2019 Plan is to advance the interests of the Company by encouraging equity participation through the acquisition of common shares of the Company. The 2019 Plan is to be administered by the Compensation Committee of our Board of Directors, except to the extent (and subject to the limitations set forth in the 2019 Plan) the Board elects to administer the 2019 Plan, in which case the 2019 Plan shall be administered by only those members of the Board who are “independent” members of the Board. The administrator of the 2019 Plan has the power to, among other things:

•	allot common shares for issuance in connection with the exercise of options;
•	grant options, restricted shares or restricted share units;
•	amend, suspend, terminate or discontinue the plan; and
•	delegate all or a portion of its administrative powers as it may determine to one or more committees.

Options to purchase 420,615 common shares at prices ranging from C$15.12 and $5.79 to $596.82 are outstanding at September 30, 2023. RSUs eligible for conversion to 33,045 common shares are outstanding at September 30, 2023.

Options granted during the year ended September 30, 2023 to directors, officers and employees under the 2019 Plan totaled 118,579 options to purchase common shares at exercise prices ranging from $5.79 to $10.01. Options granted during the year ended September 30, 2022 to directors, officers and employees under the 2019 Plan totaled 71,451 options to purchase common shares at exercise prices ranging from $20.58 to $25.97. There were 46,602 RSUs granted during the year ended September 30, 2023. These RSUs were immediately vested and were for payment of bonuses or consulting fees to the current CFO. There were no RSUs granted during the year ended September 30, 2022.

Options Vesting Policy

Vesting requirements for option awards are determined by the independent members of the Board of Directors. Options granted by the Company during the year ended September 30, 2023 and 2022 generally had monthly vesting for directors in equal proportions over 12 months beginning on the grant date, monthly vesting for officers and current employees in equal proportions over 36 months beginning on the grant date and monthly vesting for new employees in equal proportions over 36 months beginning on the monthly anniversary of the grant date following 90 days of employment.

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

Other than the funds contributed under our 401(k) plan, no other funds were set aside or accrued by us during the years ended September 30, 2023 and 2022 to provide pension, retirement or similar benefits for our named executive officers.

Director Compensation

The following table sets forth information regarding the compensation of our non-employee directors for the year ended September 30, 2023.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($) (1)	Total ($)
Joan Chypyha	$18,437	(2)	$12,375	$30,812
Sean MacDonald	55,632	(2)	12,375	68,007
Patrick Marshall	16,826	(2)	12,375	29,201
Frank Oakes	43,990		12,375	56,365
Charles Olson, DSc	15,752		12,375	28,127
Carlo Sistilli, CPA, CMA	55,450	(2)	12,375	67,825

1)

The amounts shown in this column represent the aggregate grant date fair value of the share option awards computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 718, not the actual amounts paid to or realized by the directors during the covered fiscal year. The assumptions used in determining grant date fair value of these awards are set forth in Note 8 to our audited consolidated financial statements for the year ended September 30, 2023 included in this Annual Report. As of September 30, 2023, (i) Ms. Chypyha, Mr. Marshall and Dr. Olson each held 2,858 share options, (ii) Mr. MacDonald and Mr. Sistilli each held 11,773 share options and Mr. Oakes held 11,909 share options.

2)	The compensation was paid in Canadian dollars and was converted from US dollars using the average foreign exchange rate for each month of the year from oanda.com.

Narrative to Director Compensation Table

Non-Employee Director Compensation Policy

The board adopted a compensation policy effective June 7, 2019 and amended it effective March 24, 2022. As compensation for their services on the Board of Directors, each non-executive board member received annual remuneration as noted below and prorated during the effective periods. The Chief Executive Officer does not receive any additional compensation for his services on the Board of Directors.

From March 24, 2022 through September 30, 2023, each non-executive director received annual base remuneration of $35,000 and the Board Chair received annual remuneration of $65,000, inclusive of compensation for his services on committees of the Board of Directors. Each member of the Company’s Audit Committee received annual remuneration of $7,500, and the Chair of the Audit Committee received $15,000 annually for his services. Each member of the Company’s Compensation Committee and Nominating and Corporate Governance Committee received annual remuneration of $4,500 for each committee on which they serve, and the Chairs of each of the Compensation Committee and Nominating and Corporate Governance Committee received $9,000 annually for their services.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides certain information as of September 30, 2023 about our common shares that may be issued under our equity compensation plans, which consists of our 2019 Equity Incentive Compensation Plan in effect at September 30, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights		Weighted-average exercise price of outstanding options and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	453,660	(1)	$25.60	(2)	81,765
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	453,660		$25.60		81,765

(1)	Includes 422,615 common shares issuable upon the exercise of outstanding options and 33,045 common shares issuable upon the conversion of outstanding RSUs.

(2)	The weighted-average exercise price does not consider shares issuable upon the conversion of outstanding RSUs, which have no exercise price.

Warrants and other equity held by directors, officers and employees outside of the compensation plans are not included in the table above.

Security Ownership of Certain Beneficial Owners and Management

The following tables sets forth certain information as of December 13, 2023, with respect to the beneficial ownership of our common shares by: (1) all of our directors; (2) our named executive officers listed in the Summary Compensation Table; (3) all of directors and executive officers as a group; and (4) each person known by us to beneficially own more than 5% of our outstanding common shares.

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

Common shares subject to options, warrants or restricted share units currently exercisable or exercisable within 60 days of December 13, 2023 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants and restricted share units, but are not deemed outstanding for computing the percentage of any other person. The percentage ownership of our common shares of each person or entity named in the following table is based on 3,164,722 common shares outstanding as of December 13, 2023.

Directors and Officers

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned

Joan Chypyha	1,695	(2)	*
Sean MacDonald	12,634	(3)	*
Patrick Marshall	2,131	(4)	*
Pardeep Nijhawan, MD	658,568	(5)	20.1%
Frank Oakes	10,717	(6)	*
Charles Olson, DSc	1,666	(7)	*
Carlo Sistilli, CPA, CMA	11,103	(8)	*
Stephen Lemieux, CPA	4,572	(9)	*
Michael Brooks, PhD	75,615	(10)	2.3%
Kathi Niffenegger, CPA	50,861	(11)	1.6%

All directors and named executive officers as a group (10 persons)	829,562	(12)	25.4%

* Percentage of shares beneficially owned does not exceed one percent.

1)	Unless otherwise indicated, the address of each beneficial owner is c/o Edesa Biotech, Inc., 100 Spy Court, Markham, ON Canada L3R 5H6.
2)	Consists of (i) 29 common shares and (ii) 1,666 common shares issuable upon exercise of options exercisable within sixty days of December 13, 2023.
3)	Consists of (i) 2,053 common shares and (ii) 10,581 common shares issuable upon exercise of options exercisable within sixty days December 13, 2023.
4)

Consists of (i) 1,666 common shares issuable upon exercise of options exercisable within sixty days December 13, 2023 held by Patrick Marshall and.(ii) 465 common shares held by Quidnet Inc. for which Patrick Marshall has sole voting and dispositive power over all such shares.

5)

Consists of (A)(i) 84,973 common shares, (ii) 39,761 common shares issuable upon exercise of options exercisable within sixty days of December 13, 2023 and (iii) 14,186 common shares issuable upon the conversion of restricted share units held by Pardeep Nijhawan; (B)(i) 336,702 common shares and (ii) 32,610 common shares issuable upon exercise of warrants exercisable within sixty days of December 13, 2023 held by Pardeep Nijhawan Medicine Professional Corporation for which Pardeep Nijhawan has sole voting and dispositive power over all such shares; (C) 32,013 common shares held by The Digestive Health Clinic Inc. for which Pardeep Nijhawan has sole voting and dispositive power over all such shares; (D) 53,104 common shares held by 1968160 Ontario Inc. for which Pardeep Nijhawan has sole voting and dispositive power over all such shares and (E)(i) 32,609 common shares and (ii) 32,610 common shares issuable upon exercise of warrants exercisable within sixty days of December 13, 2023 held by The New Nijhawan Family Trust 2015 for which each of Pardeep Nijhawan and Nidhi Nijhawan, as trustees, have voting and dispositive power over all such shares.

6)	Consists of 10,717 common shares issuable upon exercise of options exercisable within sixty days of December 13, 2023.
7)	Consists of 1,666 common shares issuable upon exercise of options exercisable within sixty days of December 13, 2023.
8)

Consists of (i) 10,581 common shares issuable upon exercise of options exercisable within sixty days of December 13, 2023 held by Carlo Sistilli and (ii) 522 Common Shares held by York-Cav Enterprises Inc. for which Carlo Sistilli, as President and Director, has sole voting and dispositive power over all such shares.

9)

Consists of (i) 2,086 common shares issuable upon exercise of options exercisable within sixty days of December 13, 2023 and (ii) 2,486 common shares issuable upon the conversion of restricted share units.

10)

Consists of (i) 4,354 common shares, (ii) 57,340 common shares issuable upon exercise of options exercisable within sixty days of December 13, 2023, (iii) 606 common shares issuable upon exercise of warrants exercisable within sixty days of December 13, 2023 and (iv) 13,315 common shares issuable upon conversion of restricted share units.

11)

Consists of (A)(i) 10,943 common shares and (ii) 37,117 common shares issuable upon exercise of options exercisable within sixty days of December 13, 2023 held by Kathi Niffenegger and (B)(i) 1,531 common shares and (ii) 1,270 common shares issuable upon exercise of warrants exercisable within sixty days of December 13, 2023 held by the Kathi Niffenegger Trust for which Kathi Niffenegger, as trustee, has sole voting and dispositive power over all such shares.

12)

Consists of (i) 559,298 common shares, (ii) 173,181 common shares issuable upon exercise of options exercisable within sixty days of December 13, 2023, (iii) 67,096 common shares issuable upon exercise of warrants exercisable within sixty days of December 13, 2023 and (iv) 29,987 common shares issuable upon conversion of restricted share units.

Shareholders Known by Us to Own 5% or More of Our Common Shares

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned

Lumira Capital II, L.P. and Lumira Capital II (International), L.P. (1)	234,786	(1)	7.5%
Velan Capital Partners LP (2)	253,968	(2)	7.9%

1)

Consists of (i) 214,913 common shares held by Lumira Capital II, L.P. and (ii) 19,873 common shares held by Lumira Capital II (International), L.P. and beneficially owned by affiliates of Lumira Capital II, L.P. and Lumira Capital II (International), L.P. The address of both entities is 141 Adelaide Street West, Suite 770, Toronto, Ontario, Canada M5H 3L5. We relied in part on the SEC Schedule 13D/A filed with the SEC on January 13, 2023 for this information.

2)

Consists of (i) 190,476 common shares and (ii) 63,492 common shares issuable upon exercise of warrants exercisable within sixty days of December 13, 2023 held by Velan Capital Partners LP and beneficially owned by its affiliates. The address is 1055b Powers Place, Alpharetta, GA 30009. We relied in part on the SEC Schedule 13G filed with the SEC on January 6, 2023 for this information.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The following is a description of transactions since October 1, 2021 to which we have been a participant in which the amount involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent of the average of our total assets at year end for the last two completed fiscal years in which any of our directors, executive officers or holders of more than 5% of our voting securities, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements.

Right-of-Use Lease Agreement

In January 2017, Edesa Biotech Research entered into a right-of-use lease agreement with 1968160 Ontario Inc., a company related to Dr. Nijhawan, our Chief Executive Officer, for office space that serves as our principal executive office. The original lease expired on December 31, 2022 and we executed a two-year term extension through December 31, 2024. Monthly rents during the term ranged from C$8,320 to C$9,020 plus HST. Rents of approximately $82,000 and $81,000 were incurred during the years ended September 30, 2023 and 2022, respectively. Rents of approximately $15,000 and $22,000 were payable at September 30, 2023 and September 30, 2022, respectively.

Credit Agreement

On October 20, 2023, the Company entered into the Credit Agreement with Pardeep Nijhawan Medicine Professional Corporation, an entity controlled by Dr. Nijhawan, our Chief Executive Officer, providing for the Line of Credit in the principal amount of up to $10 million, with the Credit Limit of $3.5 million, which was available immediately upon the execution of the Credit Agreement. Subject to the terms of the Credit Agreement, the Credit Limit may be increased by the lender upon request from the Company in an amount not to exceed $10 million.

The Line of Credit bears interest at the Canadian Imperial Bank of Commerce US Base-Interest Rate plus 3% per annum and has a maturity date of March 31, 2026, unless terminated earlier by either party with 90 days’ notice.  The Company has the right at any time, and from time to time, to prepay all or any portion of each advance without premium or penalty.

Additionally, the Company agreed to pay a monthly standby fee for the term of the Credit Agreement, calculated as of the last business day of each month, on the difference between the Credit Limit at such time and the principal amount of outstanding advances, based on an annual interest rate of 1.5%.

As of December 13, 2023, the entire $3.5 million Credit Limit was available on the Line of Credit and the Company accrued $0.01 million in monthly standby fees.

Director Independence

In evaluating the independence of our Board members and the composition of the committees of our Board of Directors, the Board of Directors utilizes the definition of “independence” as that term is defined by the Exchange Act and the Nasdaq Listing Rules. Using this standard, the Board of Directors has determined that Joan Chypyha, Sean MacDonald, Patrick Marshall, Frank Oakes, Charles Olson and Carlo Sistilli are “independent directors.” Accordingly, our Board of Directors is composed of a majority of independent directors as required by the rules of Nasdaq. Pardeep Nijhawan is not an independent director due to his position as our Chief Executive Officer. We have established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which are composed of independent directors.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the aggregate fees billed for audit and other services provided for the years ended September 30, 2023 and 2022 rendered by MNP LLP.

Principal Accountant Fees and Services

Type of Service	Year Ended 2023	Year Ended 2022
Audit Fees	$129,318	$139,189
Audit-related Fees	108,294	73,382
Tax Fees	10,076	14,771

Total	$247,688	$227,342

Audit Fees

Audit fees consisted of fees incurred for professional services rendered for audits and interim reviews of the years ended September 30, 2023 and 2022. Audit-related fees include assurance and related services that were incurred for procedures related to registrations and offerings.

Tax Fees

Tax fees consisted of fees incurred for professional services rendered for tax compliance related to tax returns during the years ended September 30, 2023 and 2022.

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

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to an amount or range of estimated fees. All proposed engagements of the auditor for audit and permitted non-audit services are submitted to the Audit Committee for approval prior to the beginning of any such services. Our auditors are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee pre-approved 100% of the audit and non-audit services performed by our independent registered public accounting firm for the years ended September 30, 2023 and 2022.

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

3.5	Certificate of Change of Name of the Company, dated June 7, 2019 (included as Exhibit 3.6 to the Company's Annual Report on Form 10-K filed on December 12, 2019, and incorporated herein by reference).

3.6	Amended and Restated Articles of Edesa Biotech, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020, and incorporated herein by reference).

3.7	Notice of Articles of Edesa Biotech, Inc. (included as Exhibit 3.7 to the Company’s Registration Statement on Form S-1 filed on April 11, 2022, and incorporated herein by reference).

4.1	Specimen of common share certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on August 30, 2019, and incorporated herein by reference).

4.2	Form of Class A Purchase Warrant issued to investors (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 6, 2020, and incorporated herein by reference).

4.3

Form of Warrant issued to Brookline Capital Markets, a division of Arcadia Securities, LLC (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 6, 2020, and incorporated herein by reference).

4.4	Form of Warrant (included as Exhibit 4.2 to the Company's Registration Statement on Form S-1 filed on May 8, 2018, and incorporated herein by reference).

4.5	Form of Underwriter Warrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on February 26, 2021, and incorporated herein by reference).

4.6	Form of Pre-Funded Warrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022, and incorporated herein by reference).

4.7	Form of Private Placement Warrant (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2022, and incorporated herein by reference).

4.8	Form of Placement Agent Warrant (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 23, 2022, and incorporated herein by reference).

4.9	Form of Class A Warrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 3, 2022, and incorporated herein by reference).

4.10	Form of Class B Warrant (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 3, 2022, and incorporated herein by reference).

4.11	Description of Securities (filed herewith).

4.12	Form of Common Share Purchase Warrant issued to H.C. Wainwright & Co., Inc. designees on June 7, 2019 (filed herewith).

10.1	Advance Notice Policy, adopted October 31, 2013 (included as Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

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

10.11+

Third Amendment to Exclusive License Agreement, dated October 26, 2022, by and between the Registrant and Yissum Research Development Company (included as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on December 16, 2022 and incorporated herein by reference).

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

72

10.17+

Exclusive License Agreement, dated as of March 16, 2021, by and between Edesa Biotech Research, Inc. and Dr. Saul Yedgar (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2021, and incorporated herein by reference).

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

10.21

Form of Securities Purchase Agreement, dated March 21, 2022, by and between the Company and the Purchaser (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022, and incorporated herein by reference).

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

10.25	Form of Non-U.S. Subscription Agreement (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2022, and incorporated herein by reference).

10.26	Form of U.S. Subscription Agreement (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2022, and incorporated herein by reference).

73

10.27

Lease Extending and Amending Agreement dated as of December 31, 2022 by and between Edesa Biotech Research, Inc. and 1968160 Ontario, Inc. (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 10, 2023 and incorporated herein by reference).

10.28

Equity Distribution Agreement, dated as of March 27, 2023, by and between Edesa Biotech, Inc. and Canaccord Genuity LLC (included as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 27, 2023, and incorporated herein by reference).

10.29@

Amendment No. 2 to Edesa Biotech, Inc. 2019 Equity Incentive Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2023, and incorporated herein by reference).

10.30@

Employment Agreement by and between the Company and Stephen Lemieux, dated June 26, 2023 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023, and incorporated herein by reference).

10.31@

Amended and Restated Employment Agreement, by and between the Company and Pardeep Nijhawan, dated August 4, 2023 (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023, and incorporated herein by reference).

10.32@

Amended and Restated Employment Agreement, by and between the Company and Michael Brooks, dated August 4, 2023 (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023, and incorporated herein by reference).

10.33+

Strategic Innovation Fund Agreement, dated October 12, 2023, by and among Edesa Biotech Research, Inc., Edesa Biotech, Inc., and his Majesty the King in right of Canada as represented by the Minister of Industry (filed herewith).

10.34

Credit Agreement, effective as of October 20, 2023, by and between the Company and Pardeep Nijhawan Medicine Professional Corporation (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2023, and incorporated herein by reference).

10.35+	First Amendment to Exclusive License Agreement, dated as of September 21, 2023, by and between Edesa Biotech Research, Inc. and Dr. Saul Yedgar (filed herewith).

10.36@	First Amendment to Amended and Restated Employment Agreement, by and between the Company and Pardeep Nijhawan, dated December 7, 2023 (filed herewith).

21	Subsidiaries of Edesa Biotech, Inc. (included as Exhibit 21 to the Company’s Annual Report on Form 10-K filed on December 7, 2020, and incorporated herein by reference).

23.1	Consent of MNP LLP (filed herewith).

24.1	Power of Attorney (included on signature page).

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

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

74

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Repayment (Clawback) Policy (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

* All schedules and exhibits to the Share Exchange Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

** The information in this exhibit is furnished and deemed not filed with the SEC for purposes of section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of Edesa Biotech, Inc. under the Securities Act, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

@ Management contract or compensatory plan or arrangement.

+ Portions of this exhibit have been omitted pursuant to Rule 601(b)(10)(iv) of Regulation S-K.

Item 16. FORM 10-K SUMMARY

None.

75

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDESA BIOTECH, INC.

Date: December 15, 2023	/s/ Pardeep Nijhawan
Pardeep Nijhawan, MD
Director, Chief Executive Officer and Corporate Secretary (Principal Executive Officer)

Date: December 15, 2023	/s/ Stephen Lemieux
Stephen Lemieux
Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pardeep Nijhawan and Stephen Lemieux, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pardeep Nijhawan	Director, Chief Executive Officer, and	December 15, 2023
Pardeep Nijhawan	Corporate Secretary (Principal Executive Officer)

/s/ Stephen Lemieux	Chief Financial Officer	December 15, 2023
Stephen Lemieux	(Principal Financial and Accounting Officer)

/s/ Joan Chypyha	Director	December 15, 2023
Joan Chypyha

/s/ Sean MacDonald	Director	December 15, 2023
Sean MacDonald

/s/ Patrick Marshall	Director	December 15, 2023
Patrick Marshall

/s/ Frank Oakes	Director	December 15, 2023
Frank Oakes

/s/ Charles Olson	Director	December 15, 2023
Charles Olson

/s/ Carlo Sistilli	Chairman of the Board of Directors	December 15, 2023
Carlo Sistilli

76

 EDESA BIOTECH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Edesa Biotech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Edesa Biotech, Inc. (the Company) as of September 30, 2023 and September 30, 2022, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2023 and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2023 and September 30, 2022, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ MNP LLP

Chartered Professional Accountants
Licensed Public Accountants

We have served as the Company's auditor since 2019.

Toronto, Canada
December 15, 2023

MNP LLP
1 Adelaide Street East, Suite 1900, Toronto ON, M5C 2V9   1.877.251.2922 T: 416.596.1711 F: 416.596.7894

EDESA BIOTECH, INC.

Consolidated Balance Sheets

	September 30, 2023	September 30, 2022

Assets:

Current assets:
Cash and cash equivalents	$5,361,397	$7,090,919
Accounts and other receivable	626,543	1,255,451
Prepaid expenses and other current assets	448,912	745,543

Total current assets	6,436,852	9,091,913

Non-current assets:
Property and equipment, net	8,702	12,694
Long-term deposits	173,490	171,464
Intangible asset, net	2,180,020	2,281,192
Right-of-use assets	91,373	18,465

Total assets	$8,890,437	$11,575,728

Liabilities and shareholders' equity:

Current liabilities:
Accounts payable and accrued liabilities	$1,747,150	$2,121,802
Short-term right-of-use lease liabilities	74,714	18,975

Total current liabilities	1,821,864	2,140,777

Non-current liabilities:

Long-term payables	-	43,662
Long-term right-of-use lease liabilities	19,773	-

Total liabilities	1,841,637	2,184,439

Commitments (Note 7)

Shareholders' equity:
Capital shares
Authorized unlimited common and preferred shares without par value
Issued and outstanding: 3,075,473 common shares (September 30, 2022 - 2,380,280)	46,643,151	42,473,099
Additional paid-in capital	13,039,265	11,176,345
Accumulated other comprehensive loss	(214,648)	(213,602)
Accumulated deficit	(52,418,968)	(44,044,553)

Total shareholders' equity	7,048,800	9,391,289

Total liabilities and shareholders' equity	$8,890,437	$11,575,728

The accompanying notes are an integral part of these consolidated financial statements.

EDESA BIOTECH, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended
	September 30, 2023	September 30, 2022

Expenses:
Research and development	$4,794,549	$13,335,334
General and administrative	4,428,209	5,035,456

Loss from operations	(9,222,758)	(18,370,790)

Other income (loss):
Reimbursement grant income	581,039	780,257
Interest income	289,846	63,523
Foreign exchange loss	(21,742)	(21,114)

	849,143	822,666

Loss before income taxes	(8,373,615)	(17,548,124)

Income tax expense	800	800

Net loss	(8,374,415)	(17,548,924)

Exchange differences on translation	(1,046)	(8,340)

Net comprehensive loss	$(8,375,461)	$(17,557,264)

Weighted average number of common shares	2,858,929	2,096,446

Loss per common share - basic and diluted	$(2.93)	$(8.37)

The accompanying notes are an integral part of these consolidated financial statements.

EDESA BIOTECH, INC.

Consolidated Statements of Cash Flows

	Years Ended
	September 30, 2023	September 30, 2022

Cash flows from operating activities:
Net loss	$(8,374,415)	$(17,548,924)
Adjustments for:
Depreciation and amortization	183,471	118,188
Share-based compensation	1,246,457	2,260,634
Changes in working capital items:
Accounts and other receivable	562,770	2,027,454
Prepaid expenses and other current assets	301,504	(19,497)
Accounts payable and accrued liabilities	(556,270)	882,843

Net cash used in operating activities	(6,636,483)	(12,279,302)

Cash flows from investing activities:
Purchase of property and equipment	-	(5,656)

Net cash used in investing activities	-	(5,656)

Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	4,345,017	11,957,687
Proceeds from exercise of warrants	770,532	-
Payments for issuance costs of common shares and warrants	(285,438)	(328,059)

Net cash provided by financing activities	4,830,111	11,629,628

Effect of exchange rate changes on cash and cash equivalents	76,850	(93,010)

Net change in cash and cash equivalents	(1,729,522)	(748,340)
Cash and cash equivalents, beginning of year	7,090,919	7,839,259

Cash and cash equivalents, end of year	$5,361,397	$7,090,919

Supplemental Disclosure of Noncash Financing Activities:
Issuance costs withheld from gross proceeds from issuance of common shares and warrants	$-	$393,461
Fair value of placement agent warrants	-	408,059

The accompanying notes are an integral part of these consolidated financial statements.

EDESA BIOTECH, INC.

Consolidated Statements of Changes in Shareholders’ Equity

	Shares #	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Balance - September 30, 2021	1,899,333	$34,887,721	$4,871,461	$(205,262)	$(26,495,629)	$13,058,291

Issuance of common shares and warrants in equity offering	309,558	6,239,181	6,702,293	-	-	12,941,474
Issuance costs including fair value of placement agent warrants	-	(863,227)	(448,739)	-	-	(1,311,966)
Issuance of common shares upon exercise of pre-funded warrants, net of costs	171,389	2,209,424	(2,209,304)	-	-	120
Share-based compensation	-	-	2,260,634	-	-	2,260,634
Net loss and comprehensive loss	-	-	-	(8,340)	(17,548,924)	(17,557,264)

Balance - September 30, 2022	2,380,280	$42,473,099	$11,176,345	$(213,602)	$(44,044,553)	$9,391,289

Issuance of common shares and warrants in equity offering	580,876	3,400,191	944,828	-	-	4,345,019
Issuance of common shares upon exercise of warrants	100,760	994,618	(224,087)	-	-	770,531
Issuance of common shares upon exercise of restricted share units	13,557	75,920	(75,920)	-	-	-
Issuance costs	-	(300,677)	(28,358)	-	-	(329,035)
Share-based compensation	-	-	1,246,457	-	-	1,246,457
Net loss and comprehensive loss	-	-	-	(1,046)	(8,374,415)	(8,375,461)

Balance - September 30, 2023	3,075,473	$46,643,151	$13,039,265	$(214,648)	$(52,418,968)	$7,048,800

The accompanying notes are an integral part of these consolidated financial statements.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2023 and 2022

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

At September 30, 2023, the Company had an accumulated deficit of $52.4 million and working capital of $4.6 million, including $5.4 million in cash and cash equivalents. In August 2022 the Company filed a $150.0 million shelf registration statement, under which the Company entered into an equity distribution agreement with Canaccord for $20.0 million in gross proceeds, subject to certain offering limitations that currently allows the Company to offer and sell common shares having an aggregate gross sales price of up to $8.4 million (Canaccord ATM). There was approximately $7.1 million of available capacity on the Canaccord ATM as of September 30, 2023.

The Company’s  primary use of cash and cash equivalents is to fund our operating expenses, which consist of research and development (R&D) and general and administrative (G&A) expenditures. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $6.6 million and $12.3 million for the years ended September 30, 2023 and 2022, respectively. The Company incurred net losses of $8.4 million and $17.6 million for the years ended September 30, 2023 and 2022.

Subsequent to the year end, in October 2023, the Company entered into a multi-year contribution agreement (2023 SIF Agreement) with the Canadian Government’s Strategic Innovation Fund (SIF). Under the 2023 SIF Agreement, the Government of Canada committed up to C$23 million in partially repayable funding. Of the C$23 million committed by SIF, up to C$5.8 million is not repayable by the Company. The remaining C$17.2 million is conditionally repayable starting in 2029 only if and when the Company earns gross revenue. See Note 9. In February 2021, the Company signed a contribution agreement with the Canadian government’s SIF (2021 SIF Agreement), the Company was eligible to receive cash reimbursements up to C$14.1 million in the aggregate for certain R&D expenses related to our EB05 clinical development program. All potential funding available under the 2021 SIF Agreement has been received. For the years ended September 30, 2023 and 2022, the Company recorded grant income of $0.6 million and $0.8 million respectively related to both the 2023 SIF Agreement and the 2021 SIF Agreement.

Subsequent to the year end, in October 2023, the Company entered into $10.0 million revolving credit agreement with Pardeep Nijhawan Medicine Professional Corporation (Credit Agreement), providing an unsecured revolving credit facility, with a credit limit of $3.5 million (Credit Limit) which is available immediately. The line of credit bears interest at the Canadian Imperial Bank of Commerce US Base-Interest Rate plus 3% per annum and has a maturity date of March 31, 2026, unless terminated earlier by either party with 90 days’ notice. Advances under the line of credit are tied to a borrowing base (Borrowing Base) consisting of eligible grant receivables from SIF, future potential license fee receivables and any other accounts receivable. At no time shall the aggregate principal amount of all advances outstanding exceed the lesser of (i) the Credit Limit and (ii) an amount equal to 85% of the Borrowing Base. No amounts have been drawn upon from the Credit Agreement.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2023 and 2022

In March 2023, the Company entered into an equity distribution agreement with Canaccord, as sales agent, pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $20 million in gross proceeds, subject to certain offering limitations that currently allows the Company to offer and sell common shares having an aggregate gross sales price of up to $8.4 million. At September 30, 2023, the Company sold a total of 196,401 common shares pursuant to the agreement for gross proceeds of approximately $1.3 million.

In November 2022, the Company completed a private placement of units consisting of 384,475 common shares, 12-month warrants to purchase up to an aggregate of 192,248 common shares and 3-year warrants to purchase up to an aggregate of 192,248 common shares. The gross proceeds from this offering are approximately $3.0 million, before offering expenses.

In March 2022, the Company completed a registered direct offering of 220,000 common shares, no par value, and pre-funded warrants to purchase up to an aggregate of 171,390 common shares. In a concurrent private placement, the Company issued common share purchase warrants to purchase an aggregate of up to 391,390 common shares. Net proceeds to the Company were approximately $9.0 million.

During the year ended September 30, 2022, the Company sold a total of 89,558 common shares for net proceeds of $2.6 million, under an at-the-market equity offering program.

The Company plans to finance operations for at least the next twelve months with cash and cash equivalents on hand, utilization of the Canaccord ATM, drawing upon the Credit Agreement and reimbursements of eligible R&D expenses under the Company’s 2023 SIF Agreement.

1. Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of the Company and its wholly owned subsidiaries, Edesa Biotech Research, Inc. and Edesa Biotech USA, Inc. All intercompany balances and transactions have been eliminated upon consolidation.

2. Significant accounting policies

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

Accounts and other receivable

The Company assesses the collectability of its accounts receivable through a review of its current aging and payment terms, as well as an analysis of its historical collection rate, general economic conditions and credit status of the government agencies. Accounts and other receivable include reimbursement grant income for the Company’s federal grant with the Canadian government’s SIF and Harmonized Sales Tax (HST) refunds receivable. As of September 30, 2023, all outstanding accounts, grants and HST refunds receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2023 and 2022

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

The depreciation policy for the principal asset categories are calculated as follows:

•	Computer equipment 30% declining balance method or straight line 3 years
•	Furniture and equipment 20% declining balance method

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

Right-of-Use assets and liabilities

The Company recognizes right-of-use (ROU) assets and liabilities on the balance sheet for operating leases with terms longer than 12 months. The Company follows the ongoing practical expedient not to recognize ROU assets and liabilities for short-term leases. The ROU assets are initially measured at cost and amortized using the straight-line method through the end of the lease term. The ROU liabilities are initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using the Company's incremental borrowing rate.

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

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2023 and 2022

Share-based compensation

The Company has equity incentive plans under which various types of equity-based awards including share options, restricted shares and restricted share unit awards may be granted to employees, non-employee directors and non-employee consultants and warrants that may be granted as compensation to non-employees.

The Company measures the cost of equity-settled transactions by reference to the fair value of the equity instruments at the date at which they are granted since the fair value of the goods or services received by the Company cannot be reliably estimated.

The Company recognizes compensation expense for all share-based awards based on the estimated grant-date fair values. For restricted share unit awards to employees, the fair value is based on the 5-day volume weighted average price (VWAP) of the Company’s common shares up to the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period.

The fair value of share options is determined using the Black-Scholes option pricing model. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends and has no current intention of paying cash dividends. The Company elected an accounting policy to record forfeitures as they occur. See Note 8 for a discussion of the assumptions used by the Company in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the share option activity under the Company’s share-based compensation plan for all years presented.

The provisions of the Company’s share-based compensation plans do not require the Company to settle any options or restricted share units by transferring cash or other assets, and therefore the Company classifies the awards as equity.

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

Earnings (loss) per share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2023 and 2022

The computation of diluted earnings (loss) per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings (loss) per share. The dilutive effect of convertible securities would be reflected in diluted earnings per share by application of the “if converted” method. The dilutive effect of outstanding share options and warrants and their equivalents would be reflected in diluted earnings per share by application of the treasury stock method. However, conversion of outstanding share options and warrants would have an antidilutive effect on loss per share for the years ended September 30, 2023 and 2022 and are therefore excluded from the computation of diluted loss per share. See Note 8 for share options and warrants at September 30, 2023 and 2022.

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

Adoption of Recent Accounting Pronouncements

On October 1, 2022, the Company adopted Accounting Standards Update ASU 2021-10 Disclosure by Business Entities About Government Assistance, modifying ASC Topic 832, Government Assistance.  The amendments in ASU 2021-10 require disclosure of information about certain types of government assistance received. The Company expanded its disclosures related to government assistance.

Future accounting pronouncements

In November 2023, the FASB issued Accounting Standards Update ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the guidance on the consolidated financial statements and disclosures.

4. Property and equipment

Property and equipment, net consisted of the following:

	September 30, 2023	September 30, 2022

Computer equipment	$46,945	$46,674
Furniture and equipment	5,603	5,538

	52,548	52,212
Less: accumulated depreciation	(43,846)	(39,518)

Total property and equipment, net	$8,702	$12,694

Depreciation expense amounted to $4,328 and $6,991 for the years ended September 30, 2023 and 2022, respectively.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2023 and 2022

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

Intangible assets, net consisted of the following:

	September 30, 2023	September 30, 2022

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(349,463)	(248,291)

Total intangible assets, net	$2,180,020	$2,281,192

Amortization expense amounted to $101,172 for each of the years ended September 30, 2023, and 2022, respectively.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2024	101,172
September 30, 2025	101,172
September 30, 2026	101,172
September 30, 2027	101,172
September 30, 2028	101,172
Thereafter	1,674,160

$2,180,020

6. Right-of-Use Asset and Liabilities

Related party ROU asset and liability

The Company leases a facility used for executive offices from a related company. The original lease expired in December 2022 and the Company executed a two-year term extension through December 31, 2024.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2023 and 2022

The components of lease cost were as follows:

	September 30, 2023	September 30, 2022
Right-of-use lease cost, included in general and administrative on the Statements of Operations	$82,358	$18,465

Lease terms and discount rates were as follows:

	September 30, 2023	September 30, 2022
Remaining lease term (months):	15	3
Estimated incremental borrowing rate:	9.2%	6.5%

The approximate future minimum lease payments under operating leases at September 30, 2023 were as follows:

Year Ending
September 30, 2024	$79,697
September 30, 2025	19,924

Total lease payments	99,621
Less imputed interest	5,134

Present value of right-of-use lease liabilities	94,487
Present value included in current liabilities	74,714

Present value included in long-term liabilities	$19,773

Cash flow information was as follows:

	Years Ended
	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of right-of-use lease liabilities, included in accounts payable and accrued liabilities on the Statements of Cash Flow.	$79,222	$80,377

7. Commitments

Research and other commitments

The Company has commitments for contracted research organizations who perform clinical trials for the Company’s ongoing clinical studies and other service providers. Aggregate future contractual payments at September 30, 2023 are as follows:

Year Ending

September 30, 2024	1,798,000
September 30, 2025	49,000
September 30, 2026	36,000
September 30, 2027	41,000
September 30, 2028	-

$1,924,000

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2023 and 2022

License and royalty commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to certain know-how, patents and data relating to certain monoclonal antibodies (the Constructs), including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 5 for intangible assets. Under the license agreement, the Company is committed to payments of up to an aggregate amount of $356 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. The Company also has a commitment to pay royalties based on any net sales of products containing the Constructs in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No milestone, royalty or sublicensing payments were made to the third party during the years ended September 30, 2023 and 2022. In connection with this license agreement and pursuant to a purchase agreement entered into in April 2020, the Company acquired drug substance of one of the Constructs for an aggregate purchase price of $5.0 million. The Company recorded an expense of $2.5 million for the second installment payment during the year ended September 30, 2022. No expense was recorded during the year ended September 30, 2023.

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.4. Upon divestiture of substantially all of the assets of the Company, the Company shall pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. No license or royalty payments were made to the third party during the years ended September 30, 2023 and 2022, respectively.

In March 2021, through its Ontario subsidiary, the Company entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement. For the years ended September 30, 2023 and 2022, the Company recorded expenses of $50,000 and $25,693, respectively, as a result of meeting milestones outlined in the 2021 license agreement. The Company is committed to remaining payments of up to an aggregate amount of $68.9 million, primarily relating to future potential commercial approval and sales milestones. In addition, if the Company fails to file an investigational new drug application or foreign equivalent (IND) for the product within a certain period of time following the date of the agreement, the Company is required to remit to the inventor a fixed license fee quarterly as long as the requirement to file an IND remains unfulfilled.

Retirement savings plan 401(k) contributions

Executive officers and employees of our California subsidiary are eligible to receive the Company’s non-elective safe harbor employer contribution of 3% of eligible compensation under a 401(k) plan to provide retirement benefits. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were $16,872 and $19,740 during the years ended September 30, 2023 and 2022, respectively.

8. Capital shares

Equity offerings

On November 2, 2022, the Company completed a private placement of units consisting of 384,475 common shares, Class A warrants to purchase up to an aggregate of 192,248 common shares and Class B warrants to purchase up to an aggregate of 192,248 common shares. Net proceeds from the offering were $2.9 million, which were allocated between the relative fair values of the common shares (using a fair value of $2.7 million) and the common share purchase warrants (using a total fair value of $1.2 million). The warrants became exercisable December 23, 2022. The Class A warrants have an exercise price of $10.50 per share and will expire on December 23, 2025. The Class B warrants have an exercise price of $7.00 per share and will expire on December 23, 2023. The warrants are considered contracts on the Company’s own shares and are classified as equity.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2023 and 2022

On March 24, 2022, the Company completed a registered direct offering of 220,000 common shares, no par value, and pre-funded warrants to purchase up to an aggregate of 171,390 common shares. In a concurrent private placement, the Company issued common share purchase warrants to purchase an aggregate of up to 391,390 common shares. Net proceeds from the offering were $9.0 million. The common share purchase warrants were immediately exercisable at an exercise price of $24.64 per share and will expire on September 24, 2027. The pre-funded warrants were immediately exercisable at an exercise price of $0.0007 per share and do not expire. The warrants are considered contracts on the Company’s own shares and are classified as equity. The Company allocated gross proceeds with $5.9 million as the value of common shares and pre-funded warrants and $4.1 million as the value of common share purchase warrants under additional paid-in capital on a relative fair value basis. In connection with the offering, the Company issued warrants to purchase an aggregate of 27,397 common shares to certain affiliated designees of the placement agent as part of the placement agent’s compensation. The placement agent warrants are exercisable on or after March 24, 2022, at an exercise price of $31.9375 per share and will expire on March 21, 2027 with a fair value of $0.4 million.

Equity distribution agreements

On March 27, 2023, the Company entered into the Canaccord ATM, pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $20 million in gross proceeds, subject to certain offering limitations that currently allow the Company to offer and sell common shares having an aggregate gross sales price of up to $8.4 million. The Company has no obligation to sell any of the common shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms. During the year ended September 30, 2023, the Company sold a total of 196,401 common shares pursuant to the agreement for gross proceeds of approximately $1.3 million.

From November 22, 2021 until terminated on March 21, 2022, the Company had an equity distribution agreement for an at-the-market equity offering program with another sales agent. During the year ended September 30, 2022, the Company sold a total of 89,558 common shares pursuant to the agreement for net proceeds of $2.6 million.

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

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrant Shares (#)	Weighted Average Exercise Price

Balance - September 30, 2021	102,929	$39.83

Issued	418,789	25.13

September 30, 2022	521,718	$28.00

Issued	384,496	8.75
Exercised	(100,760)	7.65
Expired	(84,545)	37.29

September 30, 2023	720,909	$19.51

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2023 and 2022

The weighted average contractual life remaining on the outstanding warrants at September 30, 2023 is 35 months.

The following table summarizes information about the warrants outstanding at September 30, 2023:

Number of Warrants (#)	Exercise Prices	Expiry Dates
110,122	$7.00	December 2023
1,070	$33.67	June 2024
1,687	$22.40	January 2025
173,614	$10.50	December 2025
15,627	$56.00	February 2026
27,399	$31.94	March 2027
391,390	$24.64	September 2027
720,909

The fair value of warrants issued during the years ended September 30, 2023 and 2022 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Year Ended September 30, 2023		Year Ended September 30, 2022
	Class A Warrants	Class B Warrants	Common Warrants	Placement Agent Warrants

Risk free interest rate	4.54%	4.76%	2.37%	2.37%
Expected life	3.14 years	1.14 years	5.5 years	5 years
Expected share price volatility	90.73%	89.70%	87.09%	87.09%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Pre-funded Warrants

A summary of the Company’s pre-funded warrant activity is as follows:

Number of Pre-funded Warrant Shares (#)
Balance - September 30, 2021	-

Issued	171,389
Exercised	(171,389)

Balance - September 30, 2022	-

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2023 and 2022

Share Options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the 2019 Plan) administered by the independent members of the Board of Directors, which amended and restated prior plans. Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. The total number of shares available for issuance under the terms of the 2019 Plan is 575,737. The remaining number of shares available to grant at September 30, 2023 is 81,765.

The Company’s 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price of each option is determined by the independent members of the Board of Directors.

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance - September 30, 2021	253,777	$35.42	$26.53

Granted	71,451	25.62	17.36
Forfeited	(3,851)	45.92	34.79
Expired	(6,524)	56.35	45.36

Balance - September 30, 2022	314,853	$32.62	$23.94

Granted	118,579	7.47	5.23
Forfeited	(12,779)	22.76	16.23
Expired	(38)	1,973.20	1,973.20

Balance - September 30, 2023	420,615	$25.60	$18.84

There were no options exercised during the years ended September 30, 2023 or September 30, 2022 and there was no intrinsic value of options outstanding at September 30, 2023.

The weighted average contractual life remaining on the outstanding options at September 30, 2022 is 85 months.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2023 and 2022

The following table summarizes information about the options under the 2019 Plan outstanding and exercisable at September 30, 2023:

Number of Options (#)	Exercisable at September 30, 2023 (#)	Range of Exercise Prices		Expiry Dates
497	497		$246.96 - 596.82	Dec 2023 - Mar 2025
42,348	42,348	C$	15.12	May 2024 - Dec 2028
46,285	46,285		$22.12	May 2024 - Feb 2030
56,722	56,702		$52.08 - 56.49	May 2024 - Oct 2030
93,344	81,048		$36.75 - 40.18	Apr 2024 - Sep 2031
68,777	44,441		$20.58 - 25.97	Apr 2024 - Feb 2032
112,642	18,334		$5.79 - 10.01	Apr 2024 - Jul 2033
420,615	289,655

The options exercisable at September 30, 2023 had a weighted average exercise price of $31.03, no intrinsic value and a weighted average remaining life of 74 months. There were 130,960 options at September 30, 2023 that had not vested with a weighted average exercise price of $13.61 no intrinsic value and a weighted average remaining life of 111 months.

The fair value of options granted during the years ended September 30, 2023 and 2022 was estimated using the Black-Scholes option valuation model using the following assumptions:

Years Ended
	September 30, 2023	September 30, 2022

Risk free interest rate	3.62% - 4.18%	1.71% - 2.54%
Expected life	5 years	5 years
Expected share price volatility	95.3% - 97.34%	85.91% - 86.59%
Expected dividend yield	0.00%	0.00%

The Company recorded $1.2 million and $2.3 million of share-based compensation expenses for the years ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the Company had approximately $0.5 million of unrecognized share-based compensation expense, which is expected to be recognized over a period of 31 months.

Restricted Share Units

The Company's 2019 Plan allows restricted share units (RSUs) to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the RSU term is not to exceed 10 years. The fair value is based on the 5-day VWAP of the Company's common shares up to the date of grant.

The following is a summary of changes in the status of RSUs from October 1, 2021 through September 30, 2023:

	Number of RSU (#)	Weighted Average Grant Date Fair Value

Balance - September 30, 2021 and 2022	-	$-

Granted	46,602	5.60
Converted to common shares	(13,557)	5.60

Balance - September 30, 2023	33,045	$5.60

The following table summarizes information about the RSUs under the 2019 Plan outstanding and exercisable at September 30, 2023:

	Number of RSU(#)	Expiry Date
Fully-vested RSUs	33,045	August 4, 2033

The RSUs that were granted in the current year were in lieu of cash bonuses for certain employees and in lieu of payments on consulting invoices for services prior to the appointment of the new Chief Financial Officer. All RSUs that were granted in the current year vested immediately upon the grant date. The outstanding RSUs can be converted to common shares by the holder at any time prior to the expiry date.

There is no future unrecorded compensation expense for the RSUs.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2023 and 2022

9. Government Contributions

Reimbursement grant income for the Company’s federal grant with the Canadian government’s SIF is recorded based on the claim period of eligible costs.

In February 2021, the Company entered into the 2021 SIF Agreement with the Canadian Government. Under the 2021 SIF Agreement, the Government of Canada committed up to C$14.1 million in nonrepayable funding which was intended to support research and development related to our EB05 clinical program. Under the February 2021 SIF Agreement the Company recorded grant income of $0.8 million for the year ended September 30, 2022. No grant income was recorded under the 2021 SIF Agreement during the year ended September 30, 2023. No further funding will be received from the 2021 SIF Agreement.

In October 2023, the Company entered into the 2023 SIF Agreement with the Canadian Government. Under the 2023 SIF Agreement, the Government of Canada committed up to C$23 million in partially repayable funding toward (i) conducting and completing the Company’s Phase 3 clinical study of its experimental drug EB05 in critical-care patients with Acute Respiratory Distress Syndrome (ARDS) caused by COVID-19 or other infectious agents, (ii) submitting EB05 for governmental approvals and manufacturing scale-up, following, and subject to, completing the Phase 3 study and (iii) conducting two non-clinical safety studies to assess the potential long-term impact of EB05 exposure (the Project). Of the C$23 million committed by SIF, up to C$5.8 million is not repayable by the Company. The remaining C$17.2 million is conditionally repayable starting in 2029 only if and when the Company earns gross revenue. The repayable portion would be payable over fifteen (15) years based on a percentage rate of the Company’s annual revenue growth. The maximum amount repayable under the Agreement is 1.4 times the original repayable amount. In addition, the Company is entitled to partial reimbursement of certain eligible expenses under the Agreement.

Under the Agreement, the Company agreed to certain financial and non-financial covenants and other obligations in relation to the Project. Pursuant to the Agreement, certain customary events of default, such as the Company’s or Edesa Biotech Research’s breach of their covenants and obligations under the Agreement, their insolvency, winding up or dissolution, and other similar events, may permit the Government of Canada to declare an event of default under the Agreement. Upon an event of default, subject to applicable cure, the Government of Canada may exercise a number of remedies, including suspending or terminating funding under the Agreement, demanding repayment of funding previously received and/or terminating the Agreement.

The funding and any associated conditional repayments are not secured by any assets of Edesa Biotech Research or the Company.

The Agreement will expire on the later of December 31, 2042 or the date of the last repayment, unless earlier terminated, subject to certain provisions that extend three (3) years beyond the term or early termination of the Agreement.

Under the October 2023 SIF Agreement the Company recorded grant income of $0.6 million for the year ended September 30, 2023. No grant income was recorded under the 2023 SIF Agreement during the year ended September 30, 2022.

10. Income Tax

The reconciliation of the combined Canadian federal and provincial statutory income tax rate to the approximate effective tax rate is as follows:

	Years Ended
	September 30, 2023	September 30, 2022

Net loss before recovery of income taxes	$(8,374,000)	$(17,548,000)
Canadian federal and provincial statutory income tax rate	26.5%	26.5%

Expected income tax recovery	$(2,219,000)	$(4,650,000)
Effect of foreign currency and foreign tax rate differences	(207,200)	976,800
Permanent differences	339,000	650,000
Share issuance cost booked through equity or capitalization	(89,000)	(449,000)
Non-capital losses limitation - U.S.	899,000	-
Other	(94,000)	-
Change in valuation allowance	1,372,000	3,473,000

Income tax (recovery) expense	$800	$800

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2023 and 2022

Components of the net deferred tax asset or liability

Deferred taxes are provided as a result of temporary differences that arise due to the difference between the income tax values and the carrying amount of assets and liabilities. Approximate deferred tax assets and liabilities are as follows:

	September 30, 2023	September 30, 2022

Non-capital losses carried forward - Canada	$13,943,000	$11,740,000
Non-capital losses carried forward - U.S.	731,000	1,631,000
Research and development tax credits	1,371,000	1,052,000
Share issuance and financing costs	585,000	686,000
Right-of-use lease liabilities	25,000	5,000
Other temporary differences	43,000	15,000

Subtotal	$16,699,000	$15,129,000
Less: valuation allowance	(16,466,000)	(15,093,000)

Total net deferred tax assets	$233,000	$36,000

Property and equipment	$(3,000)	$(15,000)
Right-of-use assets	(24,000)	(5,000)
Grant Income receivable	(153,000)	-
Deferred share issuance costs	(53,000)	(16,000)

Total deferred tax liabilities	$(233,000)	$(36,000)

Net deferred taxes	$-	$-

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. It is more likely than not that a tax benefit will not be realized. Accordingly, net deferred tax assets have been fully offset by a valuation allowance.

Non-capital losses, capital losses, and research and development credits generated by Edesa Biotech USA, Inc. prior to changes in share ownership that occurred as a result of the reverse acquisition are substantially limited. It is unlikely that tax losses totaling $29.6 million and credits totaling $0.6 million will be utilized to offset potential future taxable income before expiration and they are excluded from deferred tax assets above.

The approximate Canadian non-capital losses carried forward at September 30, 2023 expire as follows:

2025	C$	21,000
2026		56,000
2027		114,000
2028		233,000
2029		688,000
2030		860,000
2031		685,000
2032		673,000
2033		107,000
2034		1,941,000
2035		2,207,000
2036		2,216,000
2037		2,123,000
2038		3,500,000
2039		1,732,000
2040		7,992,000
2041		12,675,000
2042		22,387,000
2043		10,765,000

Total	C$	70,975,000

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2023 and 2022

Share issuance and financing costs will be fully amortized in 2026.

The U.S. non-capital losses carried forward at September 30, 2023 totaled approximately $3.4 million, which do not expire for federal taxes. The U.S. state research and development tax credits carried forward at September 30, 2023 totaled approximately $0.6 million, which do not expire for state taxes.  The approximate U.S. state non-capital losses carried forward at September 30, 2023 expire as follows:

2039	$70,000
2040	150,000
2041	68,000
2042	6,000

Total	$294,000

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

The Company is also exposed to credit risk at period end from the carrying value of its cash and cash equivalents and accounts and other receivable. The Company manages this risk by maintaining bank accounts with Canadian Chartered Banks, U.S. banks believed to be credit worthy and money market mutual funds of U.S. government securities. The Company’s cash is not subject to any external restrictions. The Company assesses the collectability of accounts receivable through a review of the current aging and terms, as well as an analysis of historical collection rates, general economic conditions and credit status of government agencies. Credit risk for the reimbursement grant and HST refunds receivable are not considered significant since amounts are due from the Canadian government’s SIF and the Canada Revenue Agency.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2023 and 2022

(c) Foreign exchange risk

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (FX) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At September 30, 2023, the Company and its Canadian subsidiary had assets denominated in Canadian dollars of approximately C$3.0 million and the U.S. dollar exchange rate at this date was equal to 1.3581 Canadian dollars. Based on the exposure at September 30, 2023, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $0.2 million.

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

13. Related party transactions

During each of the years ended September 30, 2023 and 2022, the Company paid cash of $82,000 and $81,000, respectively, for a ROU lease from a company controlled by the Company's CEO. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. On December 31, 2022, the Company executed a two-year lease extension through December 31, 2024 in accordance with the terms of the original lease agreement. Rents of approximately $15,000 and $22,000 were payable at September 30, 2023 and September 30, 2022, respectively.

14. Subsequent events

Subsequent to the year end, equity sales under the Company’s at-the-market offering program have resulted in the issuance of 89,241 common shares and receipt of net cash proceeds of $0.3 million after deducting sales agent commissions.

In October 2023, the Company entered into $10.0 million revolving credit agreement with a company controlled by the Company's CEO, providing an unsecured revolving credit facility, with a credit limit of $3.5 million. No amounts have been drawn on the credit agreement subsequent to the year end.

