Form 10-Q
period 2023-12-31
Edesa Biotech, Inc.
filed 2024-02-09
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 9, 2024, the registrant had 3,171,760 common shares issued and outstanding.

EDESA BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended December 31, 2023

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Edesa Biotech, Inc.

Condensed Interim Consolidated Balance Sheets

	December 31, 2023	September 30, 2023

Assets:

Current assets:
Cash and cash equivalents	$4,267,787	$5,361,397
Accounts and other receivable	743,569	626,543
Prepaid expenses and other current assets	404,903	448,912

Total current assets	5,416,259	6,436,852

Non-current assets:
Property and equipment, net	8,188	8,702
Long-term deposits	177,731	173,490
Intangible asset, net	2,154,727	2,180,020
Right-of-use assets	74,885	91,373

Total assets	$7,831,790	$8,890,437

Liabilities and shareholders' equity:

Current liabilities:
Accounts payable and accrued liabilities	$1,908,598	$1,747,150
Short-term right-of-use lease liabilities	78,314	74,714

Total current liabilities	1,986,912	1,821,864

Non-current liabilities:
Long-term right-of-use lease liabilities	-	19,773

Total liabilities	1,986,912	1,841,637

Commitments (Note 5)

Shareholders' equity:
Capital shares
Authorized unlimited common and preferred shares without par value
Issued and outstanding:
3,164,722 common shares (September 30, 2023 - 3,075,473)	46,933,895	46,643,151
Additional paid-in capital	13,223,622	13,039,265
Accumulated other comprehensive loss	(215,220)	(214,648)
Accumulated deficit	(54,097,419)	(52,418,968)

Total shareholders' equity	5,844,878	7,048,800

Total liabilities and shareholders' equity	$7,831,790	$8,890,437

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Operations

	Three Months Ended
	December 31, 2023	December 31, 2022

Expenses:
Research and development	$704,458	$1,357,338
General and administrative	1,152,971	1,020,967

Loss from operations	(1,857,429)	(2,378,305)

Other income (loss):
Reimbursement grant income	120,834	-
Interest income	60,966	49,429
Foreign exchange loss	(2,822)	(5,941)

	178,978	43,488

Net loss	(1,678,451)	(2,334,817)

Exchange differences on translation	(572)	(25,067)

Net comprehensive loss	$(1,679,023)	$(2,359,884)

Weighted average number of common shares	3,128,024	2,626,847

Loss per common share - basic and diluted	$(0.54)	$(0.89)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Cash Flows

	Three Months Ended
	December 31, 2023	December 31, 2022

Cash flows from operating activities:
Net loss	$(1,678,451)	$(2,334,817)
Adjustments for:
Depreciation and amortization	45,031	27,197
Share-based compensation	184,357	333,675
Changes in working capital items:
Accounts and other receivable	(99,585)	1,060,378
Prepaid expenses and other current assets	38,664	57,722
Accounts payable and accrued liabilities	103,456	(935,250)

Net cash used in operating activities	(1,406,528)	(1,791,095)

Cash flows from investing activities:

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	315,201	3,027,496
Payments for issuance costs of common shares and warrants	(9,459)	(115,721)

Net cash provided by financing activities	305,742	2,911,775

Effect of exchange rate changes on cash and cash equivalents	7,176	58,608

Net change in cash and cash equivalents	(1,093,610)	1,179,288
Cash and cash equivalents, beginning of period	5,361,397	7,090,919

Cash and cash equivalents, end of period	$4,267,787	$8,270,207

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders' Equity

	Shares #	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Three Months Ended December 31, 2023
Balance - September 30, 2023	3,075,473	$46,643,151	$13,039,265	$(214,648)	$(52,418,968)	$7,048,800

Issuance of common shares	89,249	315,201	-	-	-	315,201
Issuance costs	-	(24,457)	-	-	-	(24,457)
Share-based compensation	-	-	184,357	-	-	184,357
Net loss and comprehensive loss	-	-	-	(572)	(1,678,451)	(1,679,023)

Balance - December 31, 2023	3,164,722	$46,933,895	$13,223,622	$(215,220)	$(54,097,419)	$5,844,878

Three Months Ended December 31, 2022
Balance - September 30, 2022	2,380,280	$42,473,099	$11,176,345	$(213,602)	$(44,044,553)	$9,391,289

Issuance of common shares and warrants	384,477	2,082,669	944,827	-	-	3,027,496
Issuance costs	-	(81,945)	(37,175)	-	-	(119,120)
Share-based compensation	-	-	333,675	-	-	333,675
Net loss and comprehensive loss	-	-	-	(25,067)	(2,334,817)	(2,359,884)

Balance - December 31, 2022	2,764,757	$44,473,823	$12,417,672	$(238,669)	$(46,379,370)	$10,273,456

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

2. Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These unaudited condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, which was filed with the Securities and Exchange Commission (SEC) on December 15, 2023.

The accompanying unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three months ended December 31, 2023 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2024.

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

Intangible assets, net consisted of the following:

	December 31, 2023	September 30, 2023

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(374,756)	(349,463)

Total intangible assets, net	$2,154,727	$2,180,020

Amortization expense amounted to $0.03 million for each of the three months ended December 31, 2023 and 2022 , respectively.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2024	75,879
September 30, 2025	101,172
September 30, 2026	101,172
September 30, 2027	101,172
September 30, 2028	101,172
Thereafter	1,674,160

$2,154,727

4. Right-of-Use Lease with Related Party

The Company leases a facility used for executive offices from a related company. The original lease expired in December 2022 and the Company executed a two-year extension through December 2024.

The components of right-of-use lease cost were as follows:

	Three Months Ended
	December 31, 2023	December 31, 2022
Right-of-use lease cost, included in general and administrative on the Statements of Operations	$20,116	$18,898

Lease terms and discount rates were as follows:

	December 31, 2023	September 30, 2023
Remaining lease term (months):	12	15
Estimated incremental borrowing rate:	9.2%	9.2%

The future minimum lease payments under right-of-use leases at December 31, 2023 were as follows:

Year Ending
September 30, 2024	$61,234
September 30, 2025	20,411

Total lease payments	81,645
Less imputed interest	3,331

Present value of right-of-use lease liabilities	78,314
Present value included in current liabilities	78,314

Present value included in long-term liabilities	$-

Cash flow information was as follows:

	Three Months Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of right-of-use lease liabilities, included in accounts payable and accrued liabilities on the Statements of Cash Flow.	$20,116	$18,899

5. Commitments

Research and other commitments

The Company has commitments for contracted research organizations who perform clinical trials for the Company’s ongoing clinical studies and other service providers. Approximate aggregate future contractual payments at December 31, 2023 are as follows:

Year Ending

September 30, 2024	$1,540,000
September 30, 2025	49,000
September 30, 2026	36,000
September 30, 2027	42,000
September 30, 2028	-

$1,667,000

License and royalty commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to the Constructs, including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 5 for intangible assets. Under the license agreement, the Company is committed to payments of up to an aggregate amount of $356 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. The Company also has a commitment to pay royalties based on any net sales of products containing the Constructs in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No milestone, royalty or sublicensing payments were made to the third party during the three months ended December 31, 2023 and 2022.

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.4 million. Upon divestiture of substantially all of the assets of the Company, the Company shall pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. A milestone payment of $0.1 million was made to the third party during the three months ended December 31, 2022 and no milestone payments were made during the three months ended December 31, 2023.

In March 2021, through its Ontario subsidiary, the Company entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement. The Company is committed to remaining payments of up to an aggregate amount of $68.9 million, primarily relating to future potential commercial approval and sales milestones. In addition, if the Company fails to file an investigational new drug application or foreign equivalent (IND) for the product within a certain period of time following the date of the agreement, the Company is required to remit to the inventor a fixed license fee quarterly as long as the requirement to file an IND remains unfulfilled. For the three months ended December 31, 2023, the Company recorded an expense of $25,000 as a result of meeting milestones outlined in the 2021 license agreement. There were no milestones achieved in the three months ended December 31, 2022 and no expenses were incurred.

6. Capital Shares

Equity offerings

On November 2, 2022, the Company completed a private placement of units consisting of 384,475 common shares, Class A warrants to purchase up to an aggregate of 192,248 common shares and Class B warrants to purchase up to an aggregate of 192,248 common shares. Net proceeds from the offering were $2.9 million, which were allocated between the relative fair values of the common shares (using a fair value of $2.7 million) and the common share purchase warrants (using a total fair value of $1.2 million). The warrants became exercisable December 23, 2022. The Class A warrants have an exercise price of $10.50 per share and will expire on December 23, 2025. The Class B warrants have an exercise price of $7.00 per share and expired on December 23, 2023. The warrants are considered contracts on the Company’s own shares and are classified as equity.

Equity distribution agreement

On March 27, 2023, the Company entered into an equity distribution agreement with Canaccord, pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $20 million in gross proceeds, subject to certain offering limitations that currently allow the Company to offer and sell common shares having an aggregate gross sales price of up to $8.4 million. The Company has no obligation to sell any of the common shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms. During the three months ended December 31, 2023, the Company sold a total of 89,249 common shares pursuant to the agreement for gross proceeds of approximately $0.3 million after deducting commissions and direct costs.

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

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrant Shares (#)	Weighted Average Exercise Price
Three Months Ended December 31, 2023
Balance - September 30, 2023	720,909	$19.51

Expired	(110,122)	7.00

Balance - December 31, 2023	610,787	$21.76

Three Months Ended December 31, 2022
Balance - September 30, 2022	521,718	$28.00

Issued	384,496	8.75

Balance - December 31, 2022	906,214	$19.88

The weighted average contractual life remaining on the outstanding warrants at December 31, 2023 is 38 months.

The following table summarizes information about the warrants outstanding at December 31, 2023:

Number of Warrants (#)	Exercise Prices	Expiry Dates
1,070	$33.67	June 2024
1,687	$22.40	January 2025
173,614	$10.50	December 2025
15,627	$56.00	February 2026
27,399	$31.94	March 2027
391,390	$24.64	September 2027
610,787

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

Share options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the 2019 Plan) administered by the independent members of the Board of Directors, which amended and restated prior plans. Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. The total number of shares available for issuance under the terms of the 2019 Plan is 575,737. The remaining number of shares available to grant at December 31, 2023 is 81,371.

The Company’s 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price of each option is determined by the independent members of the Board of Directors.

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Three Months Ended December 31, 2023
Balance - September 30, 2023	420,615	$25.60	$18.84

Granted	500	4.10	3.10
Expired	(106)	960.00	960.00

Balance - December 31, 2023	421,009	$25.46	$18.67

Three Months Ended December 31, 2022
Balance - September 30, 2022	314,853	$32.62	$23.94

Granted	500	6.72	4.97
Expired	(34)	2,129.00	2,129.00

Balance - December 31, 2022	315,319	$32.27	$23.73

During the three months ended December 31, 2023, the independent members of the Board of Directors granted 500 employee options and no director options. The options have a term of 10 years and an exercise price equal to the Nasdaq closing price on the grant date.

The weighted average contractual life remaining on the outstanding options at December 31, 2023 is 83 months.

The following table summarizes information about the options under the 2019 Plan outstanding and exercisable at December 31, 2023:

Number of Options (#)	Exercisable at December 31, 2023 (#)	Range of Exercise Prices		Expiry Dates
391	391		$246.96 - 596.82	June 2024 - Mar 2025
42,348	42,348	C$	15.12	May 2024 - Dec 2028
46,285	46,285		$22.12	May 2024 - Feb 2030
56,722	56,722		$52.08 - 56.49	May 2024 - Oct 2030
93,344	87,090		$36.75 - 40.18	Apr 2024 - Sep 2031
68,777	49,004		$20.58 - 25.97	Apr 2024 - Feb 2032
113,142	30,585		$5.79 - 10.01	Apr 2024 - Jul 2033
421,009	312,425

The options exercisable at December 31, 2023 had a weighted average exercise price of $29.99, $245 intrinsic value and a weighted average remaining life of 74 months. There were 108,584 options at December 31, 2023 that had not vested with a weighted average exercise price of $12.43, no intrinsic value and a weighted average remaining life of 109 months.

The fair value of options granted during the three months ended December 31, 2023 and 2022 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022

Risk free interest rate	4.92%	3.62%
Expected life	5 years	5 years
Expected share price volatility	97.26%	95.30%
Expected dividend yield	0.00%	0.00%

The Company recorded $0.2 million and $0.3 million of share-based compensation expenses for the three months ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had approximately $0.3 million of unrecognized share-based compensation expense, which is expected to be recognized over a period of 31months.

Restricted Share Units (RSU)

The Company’s 2019 Plan allows restricted share units (RSUs) to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the RSU term is not to exceed 10 years. The fair value is based on the 5-day VWAP of the Company’s common shares up to the date of grant. The initial grant of RSUs was in August 2023.

The following is a summary of changes in the status of RSUs from October 1, 2023 through December 31, 2023:

	Number of RSU (#)	Weighted Average Grant Date Fair Value
Three Months Ended December 31, 2023
Balance - September 30, 2023 and December 31, 2023	33,045	$5.60

The following table summarizes information about the RSUs under the 2019 Plan outstanding and exercisable at December 31, 2023:

	Number of RSU (#)	Expiry Date
Fully-vested RSUs	33,045	August 4, 2033

All RSUs that were granted vested immediately upon the grant date. The outstanding RSUs can be converted to common shares by the holder at any time prior to the expiry date. There is no future unrecorded compensation expense for the RSUs.

7. Government Contributions

Reimbursement grant income for the Company’s federal grant with the Canadian government’s SIF is recorded based on the claim period of eligible costs.

In February 2021, the Company entered into a multi-year contribution agreement (the 2021 SIF Agreement) with the Canadian Government’s Strategic Innovation Fund. Under the 2021 SIF Agreement, the Government of Canada committed up to C$14.1 million in nonrepayable funding which was intended to support research and development related to our EB05 clinical program. No further funding will be received from the 2021 SIF Agreement.

In October 2023, the Company entered into a multi-year contribution agreement (the 2023 SIF Agreement) with the Canadian Government’s Strategic Innovation Fund. Under the 2023 SIF Agreement, the Government of Canada committed up to C$23 million in partially repayable funding toward (i) conducting and completing the Company’s Phase 3 clinical study of its experimental drug EB05 in critical-care patients with Acute Respiratory Distress Syndrome (ARDS) caused by COVID-19 or other infectious agents, (ii) submitting EB05 for governmental approvals and manufacturing scale-up, following, and subject to, completing the Phase 3 study and (iii) conducting two non-clinical safety studies to assess the potential long-term impact of EB05 exposure (the Project). Of the C$23 million committed by SIF, up to C$5.8 million is not repayable by the Company. The remaining C$17.2 million is conditionally repayable starting in 2029 only if and when the Company earns gross revenue. The repayable portion would be payable over fifteen (15) years based on a percentage rate of the Company’s annual revenue growth. The maximum amount repayable under the Agreement is 1.4 times the original repayable amount. In addition, the Company is entitled to partial reimbursement of certain eligible expenses under the Agreement.

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

Under the 2023 SIF Agreement the Company recorded grant income of $0.1 million for the three months ended December 31, 2023. No grant income was recorded under the 2023 SIF Agreement for the three months ended December 31, 2022.

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

There are three levels of inputs that may be used to measure fair value:

•	Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets and liabilities in markets that are not active.
•	Level 3 – Unobservable inputs for the asset or liability that are supported by little or no market activity.

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

The Company is also exposed to credit risk at period end from the carrying value of its cash and cash equivalents and accounts and other receivable. The Company manages this risk by maintaining bank accounts with a Canadian Chartered Bank and a U.S. bank believed to be credit worthy and money market mutual funds of U.S. government securities. The Company’s cash is not subject to any external restrictions. The Company assesses the collectability of accounts receivable through a review of the current aging and terms, as well as an analysis of historical collection rates, general economic conditions and credit status of government agencies. Credit risk for the reimbursement grant and HST refunds receivable are not considered significant since amounts are due from the Canadian government’s SIF and the Canada Revenue Agency.

(c) Foreign exchange risk

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (FX) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At December 31, 2023, the Company and its Canadian subsidiary had assets denominated in Canadian dollars of approximately C$1.9 million and the U.S. dollar exchange rate at this date was equal to 1.3257 Canadian dollars. Based on the exposure at December 31, 2023, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $0.1 million.

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

10. Related Party Transactions

During each of the three months ended December 31, 2023 and 2022, the Company paid cash of $20,000 and $19,000, respectively, for a ROU lease from a company controlled by the Company’s CEO. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. On December 31, 2022, the Company executed a two-year lease extension through December 31, 2024 in accordance with the terms of the original lease agreement. Rent of approximately $15,000 was payable at December 31, 2023. There was no rent payable at December 31, 2022.

In October 2023, we entered into $10.0 million revolving credit agreement with Pardeep Nijhawan Medicine Professional Corporation, an entity controlled by Dr. Pardeep Nijhawan, MD, our Chief Executive Officer and Secretary and member of our board of directors (Credit Agreement), providing an unsecured revolving credit facility, with a credit limit of $3.5 million (Credit Limit) which was available immediately. The line of credit bears interest at the Canadian Imperial Bank of Commerce US Base-Interest Rate plus 3% per annum and has a maturity date of March 31, 2026, unless terminated earlier by either party with 90 days’ notice. Advances under the line of credit are tied to a borrowing base (Borrowing Base) consisting of eligible grant receivables from SIF, future potential license fee receivables and any other accounts receivable. At no time shall the aggregate principal amount of all advances outstanding exceed the lesser of (i) the Credit Limit and (ii) an amount equal to 85% of the Borrowing Base. The Company has not drawn any funds from the Credit Agreement. During the three months ended December 31, 2023 the Company incurred a standby charge of $12,000. There was no standby charge in the three months ended December 31, 2022.

11. Subsequent Events

Subsequent to December 31, 2023, equity sales under the Company’s at-the-market offering program have resulted in the issuance of 7,038 common shares and receipt of net cash proceeds of $0.03 million after deducting sales agent commissions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of December 31, 2023 and our audited consolidated financial statements for the year ended September 30, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on December 15, 2023.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended September 30, 2023 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of December 31, 2023 and September 30, 2023, and for the three ended December 31, 2023 and 2022 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties, and other factors, which may be beyond our control, and which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our ability to obtain funding for our operations;
•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
•	the timing of the commencement, progress and receipt of data from any of our preclinical and clinical trials;
•	the expected results of any preclinical or clinical trial and the impact on the likelihood or timing of any regulatory approval;
•	the therapeutic benefits, effectiveness and safety of our product candidates;
•	the timing or likelihood of regulatory filings and approvals;
•	changes in our strategy or development plans;
•	the volatility of our common share price;
•	the rate and degree of market acceptance and clinical utility of any future products;
•	the effect of competition;
•	our ability to protect our intellectual property as well as comply with the terms of license agreements with third parties;
•	our ability to identify, develop and commercialize additional products or product candidates;
•	reliance on key personnel;
•	general changes in economic or business conditions; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2023

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC, on December 15, 2023, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We operate in an evolving environment and new risk factors and uncertainties may emerge from time to time. It is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should review the factors and risks and other information we describe in the reports we will file from time to time with the SEC.

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

In addition to EB05, we are developing product candidates for a number of chronic dermatological and inflammatory conditions. In November 2023, we reported final results from a Phase 2b clinical study evaluating multiple concentrations of our drug candidate, EB01 , as a monotherapy for moderate-to-severe chronic Allergic Contact Dermatitis (ACD), a common occupational skin condition. Among the findings, 1.0% EB01 cream demonstrated statistically significant improvement over placebo for the primary endpoint and a key secondary endpoint. For our EB06 monoclonal candidate, we have received regulatory approval by Health Canada to conduct a future Phase 2 study in patients with moderate to severe nonsegmental vitiligo, a common autoimmune disorder that causes skin to lose its color in patches. We are also preparing an investigational new drug application (IND) in the United States (U.S.) for our EB07 product candidate to conduct a future Phase 2 study in patients with certain fibrotic diseases.

Recent Developments

•	In November 2023, we reported final results from a Phase 2b clinical study evaluating multiple concentrations of our drug candidate, EB01, as a monotherapy for moderate-to-severe chronic ACD, Among the findings, 1.0% EB01 cream demonstrated statistically significant improvement over placebo for the primary endpoint and a key secondary endpoint.

•	In October 2023, we announced that Health Canada approved the company's proposal to harmonize clinical trial designs in the U.S. and Canada for an ongoing Phase 3 study of EB05 (paridiprubart). Our monoclonal antibody is currently being evaluated as a treatment for Covid-19 induced ARDS. We are also exploring various approaches to evaluate our EB05 drug candidate in a general, all-cause ARDS population.

•	In October 2023, we secured a $10 million credit facility with our Founder (see Liquidity and Capital Resources); and

•	In October 2023, we announced up to C$23 million in partially repayable funding from the Canadian government (see Liquidity and Capital Resources).

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

See Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2023 for a discussion of our significant accounting policies and estimates. There have been no material changes to such significant accounting policies or estimates.

Results of Operations

Comparison of the Three Months Ended December 31, 2023 and 2022

Total operating expenses decreased by $0.5 million to $1.9 million for the three months ended December 31, 2023 compared to $2.4 million for the same period last year:

•

Research and development (R&D) expenses decreased by $0.7 million to $0.7 million for the three months ended December 31, 2023 compared to $1.4 million for the same period last year primarily due to decreased external research expenses related to our EB01 study, which was completed during the current period, while expenses for our ongoing EB05 clinical study remained relatively unchanged from the prior period. Our R&D expenses consist primarily of employee-related expenses, including salaries, benefits, taxes, travel, and share-based compensation expense for personnel in R&D functions; expenses related to process development and production of product candidates paid to contract manufacturing organizations, including the cost of acquiring, developing, and manufacturing research material; costs associated with clinical activities, including expenses for contract research organizations; and clinical trials and activities related to regulatory filings for our product candidates, including regulatory consultants.

•

General and administrative (G&A) expenses increased by $0.1 million to $1.1 million for the three months ended December 31, 2023 compared to $1.0 million for the same period last year primarily due to increased fees for professional services and noncash share-based compensation. Our G&A expenses consist primarily of salaries and related costs for our employees in administrative, executive and finance functions. G&A expenses also include professional fees for legal, accounting, audit, tax and consulting services, insurance, office, and travel expenses.

•	Total other income increased by $136,000 to $179,000 for the three months ended December 31, 2023 compared to $43,000 for the same period last year and was composed of the following:

•	Grant income increased by $0.1 million to $0.1 million the three months ended December 31, 2023. There was no grant income in the comparative period. The increase is related to the grant income associated with the activities under the 2023 SIF Agreement.

•	Interest income increased by $12,000 to $61,000 the three months ended December 31, 2023 compared to $49,000 for the same period last year primarily due to an increase in interest rates.

•	Foreign exchange gain was $2,800 for the three months ended December 31, 2023 compared to a gain of $5,900 for the three months ended December 31, 2022.

For the three months ended December 31, 2023, our net loss was $1.7 million, or $0.54 per common share, compared to a net loss of $2.3 million, or $0.89 per common share for the three months ended December 31, 2022.

Capital Expenditures

Our capital expenditures primarily consist of computer and office equipment. There were no significant capital expenditures for the three months ended December 31, 2023 and 2022.

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

Our primary use of cash is to fund our operating expenses, which consist of R&D and G&A expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $1.4 million and $1.8 million for the three months ended December 31, 2023 and 2022, respectively. We incurred net losses of $1.7 million and $2.3 million for those same quarters.

In October 2023, we entered into the 2023 SIF Agreement with the Canadian Government’s SIF. Under the 2023 SIF Agreement, the Government of Canada committed up to C$23 million in partially repayable funding. Of the C$23 million committed by SIF, up to C$5.8 million is not repayable by us. The remaining C$17.2 million is conditionally repayable starting in 2029 only if and when we earn gross revenue. In February 2021, we entered into the 2021 SIF Agreement, pursuant to which we were eligible to receive cash reimbursements up to C$14.1 million in the aggregate for certain R&D expenses related to our EB05 clinical development program. All potential funding available under the 2021 SIF Agreement has been received. For the three months ended December 31, 2023 we recorded grant income of $0.1 million related to the 2023 SIF Agreement. The was no grant income recognized in the comparative period.

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

In August 2022, we filed a $150.0 million shelf registration statement. In March 2023, we entered into an equity distribution agreement with Canaccord, as sales agent, pursuant to which we may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $20 million in gross proceeds, subject to certain offering limitations that currently allow us to offer and sell common shares having an aggregate gross sales price of up to $8.4 million (Canaccord ATM). There was approximately $6.7 million of available capacity on the Canaccord ATM as of December 31, 2023.We have no obligation to sell any of the common shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms. For the three months ended December 31, 2023, we sold a total of 89,249 common shares pursuant to the agreement for net proceeds of $0.3 million after deducting commissions and costs of $24,000. Subsequent to December 31, 2023, we sold a total of 7,038 common shares pursuant to the agreement for net proceeds of $33,000 after deducting sales agent commissions.

In November 2022, we completed a private placement of units consisting of 384,475 common shares, 12-month warrants to purchase up to an aggregate of 192,248 common shares and 3-year warrants to purchase up to an aggregate of 192,248 common shares. The gross proceeds from this offering were approximately $3.0 million, before offering expenses.

At December 31, 2023, we had an accumulated deficit of $54.1 million and working capital of $3.4 million, including $4.3 million in cash and cash equivalents. We plan to finance company operations over the course of the next twelve months with cash and cash equivalents on hand, including net proceeds from the Canaccord ATM, advances under the Credit Agreement and reimbursements of eligible R&D expenses under the 2023 SIF Agreement with the Canadian government. Management has flexibility to adjust this timeline by making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures and manufacturing campaigns, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations in the future, we plan to seek additional financing through the sale of equity, government grants, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. If we raise additional funds by issuing equity securities, our shareholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our existing shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development of our product candidates.

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

Cash Flows

Net cash used in operating activities

Net cash used in operating activities was $1.4 million for the three months ended December 31, 2023 compared to $1.8 million for the three months ended December 31, 2022, primarily due to a decrease in R&D expenses of $0.7 million, partially offset by a reduction in non-cash stock based compensation of $0.1 million and the reduction in the recovery of working capital of $0.1 million.

Net cash used in investing activities

There was no cash used in investing activities for the three months ended December 31, 2023 and 2022, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $0.3 million for the three months ended December 31, 2023 as compared to $2.9 million for the three months ended December 31, 2022. In the current quarter, we received proceeds of $0.3 million from the Canaccord ATM, partially offset by issuance costs of $9,500. In the comparative quarter, we received proceeds of $3.0 million from a private placement in November 2022 and incurred issuance costs of $0.1 million for net proceeds of $2.9 million.

Research and Development

Our primary business is the development of innovative therapeutics for inflammatory and immune-related diseases with clear unmet medical needs. We focus our resources on R&D activities, including the conduct of clinical studies and product development, and expense such costs as they are incurred. R&D expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Our R&D expenses were $0.7 million and $1.4 million for the three months ended December 31, 2023 and 2022, respectively. The decrease was due primarily to lower external research expenses related to our ongoing clinical studies.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2023, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission on December 15, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10.1+

Strategic Innovation Fund Agreement, dated October 12, 2023, by and among Edesa Biotech Research, Inc., Edesa Biotech, Inc., and his Majesty the King in right of Canada as represented by the Minister of Industry (included as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on December 15, 2023, and incorporated herein by reference).

10.2

Credit Agreement, effective as of October 20, 2023, by and between the Company and Pardeep Nijhawan Medicine Professional Corporation (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2023, and incorporated herein by reference).

10.3+

First Amendment to Exclusive License Agreement, dated as of September 21, 2023, by and between Edesa Biotech Research, Inc. and Dr. Saul Yedgar (included as Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on December 15, 2023, and incorporated herein by reference).

10.4@

First Amendment to Amended and Restated Employment Agreement, by and between the Company and Pardeep Nijhawan, dated December 7, 2023 (included as Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on December 15, 2023, and incorporated herein by reference).

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

EDESA BIOTECH, INC.

Date: February 9, 2024	/s/ Pardeep Nijhawan
Pardeep Nijhawan, MD, Director, Chief Executive Officer and Corporate Secretary (Principal Executive Officer)

Date: February 9, 2024	/s/ Stephen Lemieux
Stephen Lemieux, Chief Financial Officer (Principal Financial Officer)

