Form 10-Q
period 2024-03-31
Edesa Biotech, Inc.
filed 2024-05-10
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 3,215,968 common shares issued and outstanding.

EDESA BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2024

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Edesa Biotech, Inc.

Condensed Interim Consolidated Balance Sheets

	March 31, 2024	September 30, 2023

Assets:

Current assets:
Cash and cash equivalents	$2,799,631	$5,361,397
Accounts and other receivable	1,112,320	626,543
Prepaid expenses and other current assets	330,267	448,912

Total current assets	4,242,218	6,436,852

Non-current assets:
Property and equipment, net	7,365	8,702
Long-term deposits	41,067	173,490
Intangible asset, net	2,129,434	2,180,020
Right-of-use assets	54,972	91,373

Total assets	$6,475,056	$8,890,437

Liabilities and shareholders' equity:

Current liabilities:
Accounts payable and accrued liabilities	$2,092,580	$1,747,150
Short-term right-of-use lease liabilities	58,143	74,714

Total current liabilities	2,150,723	1,821,864

Non-current liabilities:
Long-term right-of-use lease liabilities	-	19,773

Total liabilities	2,150,723	1,841,637

Commitments (Note 5)

Shareholders' equity:
Capital shares
Authorized unlimited common and preferred shares without par value
Issued and outstanding:
3,215,968 common shares (September 30, 2023 - 3,075,473)	47,136,168	46,643,151
Additional paid-in capital	13,373,318	13,039,265
Accumulated other comprehensive loss	(226,403)	(214,648)
Accumulated deficit	(55,958,750)	(52,418,968)

Total shareholders' equity	4,324,333	7,048,800

Total liabilities and shareholders' equity	$6,475,056	$8,890,437

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023

Expenses:
Research and development	$1,176,337	$1,458,190	$1,880,795	$2,815,528
General and administrative	1,044,137	952,391	2,197,108	1,973,358

Loss from operations	(2,220,474)	(2,410,581)	(4,077,903)	(4,788,886)

Other income (loss):
Reimbursement grant income	304,002	-	424,836	-
Interest income	43,193	85,718	104,159	135,147
Miscellaneous other income	14,766	-	14,766	-
Foreign exchange (loss)	(2,018)	(8,686)	(4,840)	(14,627)

	359,943	77,032	538,921	120,520

Loss before income taxes	(1,860,531)	(2,333,549)	(3,538,982)	(4,668,366)

Income tax expense	800	800	800	800

Net loss	(1,861,331)	(2,334,349)	(3,539,782)	(4,669,166)

Exchange differences on translation	(11,183)	8,643	(11,755)	(16,424)

Net comprehensive loss	$(1,872,514)	$(2,325,706)	$(3,551,537)	$(4,685,590)

Weighted average number of common shares	3,192,688	2,853,331	3,160,179	2,738,848

Loss per common share - basic and diluted	$(0.58)	$(0.82)	$(1.12)	$(1.70)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Cash Flows

	Six Months Ended
	March 31, 2024	March 31, 2023

Cash flows from operating activities:
Net loss	$(3,539,782)	$(4,669,166)
Adjustments for:
Depreciation and amortization	90,428	54,502
Share-based compensation	334,053	621,221
Gain on loan forgiveness	(14,766)	-
Changes in working capital items:
Accounts and other receivable	(484,110)	1,137,833
Prepaid expenses and other current assets	237,967	140,852
Accounts payable and accrued liabilities	309,523	(648,482)

Net cash used in operating activities	(3,066,687)	(3,363,240)

Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	590,996	3,027,496
Proceeds from exercise of warrants	-	770,531
Payments for issuance costs of common shares and warrants	(43,993)	(121,612)
Repayment of debt	(29,532)	-

Net cash provided by financing activities	517,441	3,676,415

Effect of exchange rate changes on cash and cash equivalents	(12,520)	67,158

Net change in cash and cash equivalents	(2,561,766)	380,333
Cash and cash equivalents, beginning of period	5,361,397	7,090,919

Cash and cash equivalents, end of period	$2,799,631	$7,471,252

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders' Equity

	Shares #	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Three Months Ended March 31, 2024
Balance - December 31, 2023	3,164,722	$46,933,895	$13,223,622	$(215,220)	$(54,097,419)	$5,844,878

Issuance of common shares	51,246	275,765	-	-	-	275,765
Issuance costs	-	(73,492)	-	-	-	(73,492)
Share-based compensation	-	-	149,696	-	-	149,696
Net loss and comprehensive loss	-	-	-	(11,183)	(1,861,331)	(1,872,514)

Balance - March 31, 2024	3,215,968	$47,136,168	$13,373,318	$(226,403)	$(55,958,750)	$4,324,333

Three Months Ended March 31, 2023
Balance - December 31, 2022	2,764,757	$44,473,823	$12,417,672	$(238,669)	$(46,379,370)	$10,273,456

Issuance of common shares upon exercise of warrants	100,760	994,618	(224,087)	-	-	770,531
Issuance costs	-	(14,708)	8,817	-	-	(5,891)
Share-based compensation	-	-	287,547	-	-	287,547
Net loss and comprehensive loss	-	-	-	8,643	(2,334,349)	(2,325,706)

Balance - March 31, 2023	2,865,517	$45,453,733	$12,489,949	$(230,026)	$(48,713,719)	$8,999,937

Six Months Ended March 31, 2024
Balance - September 30, 2023	3,075,473	$46,643,151	$13,039,265	$(214,648)	$(52,418,968)	$7,048,800

Issuance of common shares	140,495	590,966	-	-	-	590,966
Issuance costs	-	(97,949)	-	-	-	(97,949)
Share-based compensation	-	-	334,053	-	-	334,053
Net loss and comprehensive loss	-	-	-	(11,755)	(3,539,782)	(3,551,537)

Balance - March 31, 2024	3,215,968	$47,136,168	$13,373,318	$(226,403)	$(55,958,750)	$4,324,333

Six Months Ended March 31, 2023
Balance - September 30, 2022	2,380,280	$42,473,099	$11,176,345	$(213,602)	$(44,044,553)	$9,391,289

Issuance of common shares and warrants in equity offering	384,477	2,082,669	944,827	-	-	3,027,496
Issuance of common shares upon exercise of warrants	100,760	994,618	(224,087)	-	-	770,531
Issuance costs	-	(96,653)	(28,357)	-	-	(125,010)
Share-based compensation	-	-	621,221	-	-	621,221
Net loss and comprehensive loss	-	-	-	(16,424)	(4,669,166)	(4,685,590)

Balance - March 31, 2023	2,865,517	$45,453,733	$12,489,949	$(230,026)	$(48,713,719)	$8,999,937

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

The accompanying unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three and six months ended March 31, 2024 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2024.

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

Intangible assets, net consisted of the following:

	March 31, 2024	September 30, 2023

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(400,049)	(349,463)

Total intangible assets, net	$2,129,434	$2,180,020

Amortization expense amounted to $0.03 million for each of the three months ended March 31, 2024 and 2023 and $0.05 million for each of the six months ended March 31, 2024 and 2023.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2024	$50,586
September 30, 2025	101,172
September 30, 2026	101,172
September 30, 2027	101,172
September 30, 2028	101,172
Thereafter	1,674,160

$2,129,434

4. Right-of-Use Lease with Related Party

The Company leases a facility used for executive offices from a related company. The original lease expired in December 2022 and the Company executed a two-year extension through December 2024.

The components of right-of-use lease cost were as follows:

	Three Months Ended		Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Right-of-use lease cost, included in general and administrative on the Statements of Operations	$19,793	$21,443	$39,909	$40,342

Lease terms and discount rates were as follows:

	March 31, 2024	September 30, 2023
Remaining lease term (months):	9	15
Estimated incremental borrowing rate:	9.2%	9.2%

The future minimum lease payments under right-of-use leases at March 31, 2024 were as follows:

Year Ending
September 30, 2024	$39,957
September 30, 2025	19,978

Total lease payments	59,935
Less imputed interest	1,792

Present value of right-of-use lease liabilities	58,143
Present value included in current liabilities	58,143

Present value included in long-term liabilities	$-

Cash flow information was as follows:

	Six Months Ended
	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of right-of-use lease liabilities, included in accounts payable and accrued liabilities on the Statements of Cash Flow.	$39,957	$38,907

5. Commitments

Research and other commitments

The Company has commitments for contracted research organizations who perform clinical trials for the Company’s ongoing clinical studies and other service providers. Approximate aggregate future contractual payments at March 31, 2024 are as follows:

Year Ending

September 30, 2024	$433,000
September 30, 2025	49,000
September 30, 2026	36,000
September 30, 2027	42,000
September 30, 2028	-

$560,000

License and royalty commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to the Constructs, including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 3 for intangible assets. Under the license agreement, the Company is committed to payments of up to an aggregate amount of $356 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. The Company also has a commitment to pay royalties based on any net sales of products containing the Constructs in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No milestone, royalty or sublicensing payments were made to the third party during the three and six months ended March 31, 2024 and 2023.

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.4 million. Upon divestiture of substantially all of the assets of the Company, the Company shall pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. A milestone payment of $0.06 million  and $0.12 million were to the third party during the three and six months ended March 31, 2023 and no milestone payments were made during the three and six months ended March  31, 2024.

In March 2021, through its Ontario subsidiary, the Company entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement. The Company is committed to remaining payments of up to an aggregate amount of $68.9 million, primarily relating to future potential commercial approval and sales milestones. In addition, if the Company fails to file an investigational new drug application or foreign equivalent (IND) for the product within a certain period of time following the date of the agreement, the Company is required to remit to the inventor a fixed license fee quarterly as long as the requirement to file an IND remains unfulfilled. For the three and six months ended March 31, 2024, the Company recorded an expense of $25,000 and $50,000 as a result of meeting milestones outlined in the 2021 license agreement. There were no milestones achieved in the three and six months ended March 31, 2023 and no expenses were incurred.

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

Equity distribution agreement

On March 27, 2023, the Company entered into an equity distribution agreement with Canaccord, pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $20 million in gross proceeds, subject to certain offering limitations that currently allow the Company to offer and sell common shares having an aggregate gross sales price of up to $8.4 million. The Company has no obligation to sell any of the common shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms. During the six months ended March 31, 2024, the Company sold a total of 140,495 common shares pursuant to the agreement for gross proceeds of approximately $0.5 million after deducting commissions and direct costs.

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

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrant Shares (#)	Weighted Average Exercise Price
Six Months Ended March 31, 2024
Balance - September 30, 2023	720,909	$19.51

Expired	(110,122)	7.00

Balance - March 31, 2024	610,787	$21.76

Six Months Ended March 31, 2023
Balance - September 30, 2022	521,718	$28.00

Issued	384,496	8.75
Exercised	(100,760)	7.63

Balance - March 31, 2023	805,454	$21.35

The weighted average contractual life remaining on the outstanding warrants at March 31, 2024 is 35 months.

The following table summarizes information about the warrants outstanding at March 31, 2024:

Number of Warrants (#)	Exercise Prices		Expiry Dates
1,070		$33.67	June 2024
1,687	C$	22.40	January 2025
173,614		$10.50	December 2025
15,627		$56.00	February 2026
27,399		$31.94	March 2027
391,390		$24.64	September 2027
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

Share options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the 2019 Plan) administered by the independent members of the Board of Directors, which amended and restated prior plans. Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. The total number of shares available for issuance under the terms of the 2019 Plan is 575,737. The remaining number of shares available to grant at March 31, 2024 is 69,728.

The Company’s 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price of each option is determined by the independent members of the Board of Directors.

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Six Months Ended March 31, 2024
Balance - September 30, 2023	420,615	$25.60	$18.84

Granted	500	4.10	3.10
Forfeited	(1,333)	15.55	11.08
Expired	(106)	596.82	596.82

Balance - March 31, 2024	419,676	$25.47	$18.70

Six Months Ended March 31, 2023
Balance - September 30, 2022	314,853	$32.62	$23.94

Granted	47,571	10.01	7.49
Expired	(34)	2,129	2,129

Balance - March 31, 2023	362,390	$29.40	$21.63

During the three and six months ended March 31, 2024, the independent members of the Board of Directors granted 500 employee options and no director options. During the three and six months ended March 31, 2024 and 2023, there were no employee or director options granted. The options have a term of 10 years and an exercise price equal to the Nasdaq closing price on the grant date.

The weighted average contractual life remaining on the outstanding options at March 31, 2024 is 79 months.

The following table summarizes information about the options under the 2019 Plan outstanding and exercisable at March 31, 2024:

Number of Options (#)	Exercisable at March 31, 2024 (#)	Range of Exercise Prices	Expiry Dates
391	391	$246.96 - 596.82	June 2024 - Mar 2025
42,348	42,348	$15.12	May 2024 - Dec 2028
46,285	46,285	$22.12	May 2024 - Feb 2030
56,722	56,722	$52.08 - 56.49	May 2024 - Oct 2030
93,304	93,012	$36.75 - 40.18	Apr 2024 - Sep 2031
68,381	53,171	$20.58 - 25.97	Apr 2024 - Feb 2032
112,245	41,943	$4.10 - 10.01	Apr 2024 - Oct 2033
419,676	333,872

The options exercisable at March 31, 2024 had a weighted average exercise price of $29.27, $7.00 intrinsic value and a weighted average remaining life of 72 months. There were 85,804 options at March 31, 2024 that had not vested with a weighted average exercise price of $10.70, no intrinsic value and a weighted average remaining life of 107 months.

The fair value of options granted during the six months ended March 31, 2024 and 2023 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023

Risk free interest rate	4.92%	3.62% - 4.18%
Expected life	5 years	5 years
Expected share price volatility	97.26%	95.3% - 97.34%
Expected dividend yield	0.00%	0.00%

The Company recorded $0.1 million and $0.3 million of share-based compensation expenses for the three months ended March 31, 2024 and 2023, respectively and $0.3 million and $0.6 million for the six months ended March 31, 2024 and 2023.

As of March 31, 2024, the Company had approximately $0.2 million of unrecognized share-based compensation expense, which is expected to be recognized over a period of 30 months.

Restricted Share Units (RSU)

The Company’s 2019 Plan allows restricted share units (RSUs) to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the RSU term is not to exceed 10 years. The fair value is based on the 5-day VWAP of the Company’s common shares up to the date of grant. The initial grant of RSUs was in August 2023. There were no RSUs granted in the comparative period.

The following is a summary of changes in the status of RSUs from October 1, 2023 through March 31, 2024:

	Number of RSU (#)	Weighted Average Grant Date Fair Value
Six Months Ended March 31, 2024
Balance - September 30, 2023	33,045	$5.60

Granted	8,651	4.77

Balance - March 31, 2024	41,696	$5.43

The following table summarizes information about the RSUs under the 2019 Plan outstanding and exercisable at March 31, 2024:

	Number of RSU (#)	Expiry Date
Fully-vested RSUs	33,045	August 2033
	8,651	January 2034 - March 2034

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

Under the 2023 SIF Agreement the Company recorded grant income of $0.3 million and $0.4 million for the three and six months ended March 31, 2024. No grant income was recorded under the 2023 SIF Agreement for the three and six months ended March 31, 2023.

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

(c) Foreign exchange risk

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (FX) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At March 31, 2024, the Company and its Canadian subsidiary had assets denominated in Canadian dollars of approximately C$1.9 million and the U.S. dollar exchange rate at this date was equal to 1.3545 Canadian dollars. Based on the exposure at March 31, 2024, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $0.1 million.

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

10. Related Party Transactions

During the three and six months ended March 31, 2024 and 2023, the Company paid cash of $20,000 and $40,000, respectively, for a ROU lease from a company controlled by the Company’s CEO. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. On December 31, 2022, the Company executed a two-year lease extension through December 31, 2024 in accordance with the terms of the original lease agreement. Rent of approximately $7,000 was payable at March 31, 2024. There was no rent payable at March 31, 2023.

In October 2023, we entered into $10.0 million revolving credit agreement with Pardeep Nijhawan Medicine Professional Corporation, an entity controlled by Dr. Pardeep Nijhawan, MD, our Chief Executive Officer and Secretary and member of our board of directors (Credit Agreement), providing an unsecured revolving credit facility, with a credit limit of $3.5 million (Credit Limit) which was available immediately. The line of credit bears interest at the Canadian Imperial Bank of Commerce US Base-Interest Rate plus 3% per annum and has a maturity date of March 31, 2026, unless terminated earlier by either party with 90 days’ notice. Advances under the line of credit are tied to a borrowing base (Borrowing Base) consisting of eligible grant receivables from SIF, future potential license fee receivables and any other accounts receivable. At no time shall the aggregate principal amount of all advances outstanding exceed the lesser of (i) the Credit Limit and (ii) an amount equal to 85% of the Borrowing Base. The Company has not drawn any funds from the Credit Agreement. During the three and six months ended March 31, 2024 the Company incurred a standby charge of $13,000 and $25,000. There was no standby charge in the three and six months ended March 31, 2023.

11. Subsequent Events

Subsequent to the quarter, we collected the receivable from 2023 SIF Agreement for $0.7 million from Canadian government.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of March 31, 2024 and our audited consolidated financial statements for the year ended September 30, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on December 15, 2023.

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

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements for the three months ended  March 31, 2024 and March 31, 2023, and for the six months ended March 31, 2024 and 2023 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In addition to EB05, we are developing product candidates for a number of chronic inflammatory and dermatological conditions. We intend to file an investigational new drug application (IND) with the U.S. Food and Drug Administration (FDA) for a future Phase 2 study of paridiprubart as a potential treatment for patients with progressive pulmonary fibrosis, a serious chronic disease that causes lung inflammation and scarring. For our EB06 monoclonal candidate, we have received regulatory approval by Health Canada to conduct a future Phase 2 study in patients with moderate to severe nonsegmental vitiligo, a common autoimmune disorder that causes skin to lose its color in patches. We plan to seek regulatory approval for this vitiligo study in the U.S. as well.  In addition, we are developing an sPLA2 inhibitor, EB01 (daniluromer), as a topical treatment for chronic Allergic Contact Dermatitis (ACD), a common occupational skin condition. We intend to seek strategic arrangements to further develop and/or monetize this late-stage clinical asset, following favorable Phase 2b results of 1.0% EB01 cream.

Recent Developments

Phase 3 Clinical Study of EB05

During the quarter, we began transitioning the day-to-day management of our ongoing EB05 trial to a new clinical research organization (CRO). We believe that the change will provide us access to more powerful analytical tools, expanded recruitment capabilities, greater visibility of enrollment trends, and a quicker turnaround of trial results.

Significant Accounting Policies and Estimates

See Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2023 for a discussion of our significant accounting policies and estimates. There have been no material changes to such significant accounting policies or estimates.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

Total operating expenses decreased by $0.2 million to $2.2 million for the three months ended March 31, 2024 compared to $2.4 million for the same period last year:

•

Research and development (R&D) expenses decreased by $0.3 million to $1.2 million for the three months ended March 31, 2024 compared to $1.5 million for the same period last year primarily due to decreased external research expenses related to our completed EB01 phase 2 study and a reduction in noncash share-based compensation, partially offset by an increase in expenses for our ongoing EB05 phase 3 clinical study. Our R&D expenses consist primarily of employee-related expenses, including salaries, benefits, taxes, travel, and share-based compensation expense for personnel in R&D functions; expenses related to process development and production of product candidates paid to contract manufacturing organizations, including the cost of acquiring, developing, and manufacturing research material; costs associated with clinical activities, including expenses for contract research organizations; and clinical trials and activities related to regulatory filings for our product candidates, including regulatory consultants.

•

General and administrative (G&A) expenses increased by $0.1 million to $1.0 million for the three months ended March 31, 2024 compared to $0.9 million for the same period last year primarily due to increased fees for professional services, partially offset by a decrease in noncash share-based compensation. Our G&A expenses consist primarily of salaries and related costs for our employees in administrative, executive and finance functions. G&A expenses also include professional fees for legal, accounting, audit, tax and consulting services, insurance, office, and travel expenses.

Total other income increased by $283,000 to $360,000 for the three months ended March 31, 2024 compared to $77,000 for the same period last year and was composed of the following:

•	Grant income increased by $0.3 million to $0.3 million for the three months ended March 31, 2024. There was no grant income in the comparative period. The increase is related to the grant income associated with the activities under the 2023 SIF Agreement.

•	Interest income decreased by $43,000 to $43,000 for the three months ended March 31, 2024 compared to $86,000 for the same period last year primarily due to lower cash balances.

•	Miscellaneous other income was $15,000 for the three months ended March 31, 2024 related to loan forgiveness on a Canada Emergeny Business Account (CEBA) loan that was repaid in the quarter.

•	Foreign exchange loss was $2,000 for the three months ended March 31, 2024 compared to a loss of $9,000 for the three months ended March 31, 2023.

For the three months ended March 31, 2024, our net loss was $1.9 million, or $0.58 per common share, compared to a net loss of $2.3 million, or $0.82 per common share for the three months ended March 31, 2023.

Comparison of the Six Months Ended March 31, 2024 and 2023

Total operating expenses decreased by $0.7 million to $4.1 million for the six months ended March 31, 2024 compared to $4.8 million for the same period last year:

•

R&D expenses decreased by $0.9 million to $1.9 million for the six months ended March 31, 2024 compared to $2.8 million for the same period last year primarily due to decreased external research expenses related to our completed EB01 phase 2 study and a decrease in non-cash share-based compensation and labor costs, partially offset by an increase in expenses for our ongoing EB05 phase 3 clinical study. Our R&D expenses consist primarily of employee-related expenses, including salaries, benefits, taxes, travel, and share-based compensation expense for personnel in R&D functions; expenses related to process development and production of product candidates paid to contract manufacturing organizations, including the cost of acquiring, developing, and manufacturing research material; costs associated with clinical activities, including expenses for contract research organizations; and clinical trials and activities related to regulatory filings for our product candidates, including regulatory consultants.

•

G&A expenses increased by $0.2 million to $2.2 million for the six months ended March 31, 2024 compared to $2.0 million for the same period last year primarily due to increased fees for professional services, partially offset by a decrease in non-cash share-based compensation. Our G&A expenses consist primarily of salaries and related costs for our employees in administrative, executive and finance functions. G&A expenses also include professional fees for legal, accounting, audit, tax and consulting services, insurance, office, and travel expenses.

Total other income increased by $0.4 million to $0.5 million for the six months ended March 31, 2024 compared to $0.1 million for the same period last year and was composed of the following:

•

Grant income increased by $0.4 million to $0.4 million for the six months ended March 31, 2024. There was no grant income in the comparative period. The increase is related to the grant income associated with the activities under the 2023 SIF Agreement.

•	Interest income decreased by $31,000 to $104,000 for the six months ended March 31, 2024 compared to $135,000 for the same period last year primarily due to a decrease in cash balances.

•	Miscellaneous other income was $15,000 for the six months ended March 31, 2024 related to loan forgiveness on the CEBA loan that was repaid in the quarter.

•	Foreign exchange loss was $4,800 for the six months ended March 31, 2024 compared to a loss of $14,600 for the six months ended March 31, 2023.

For the six months ended March 31, 2024, our net loss was $3.5 million, or $1.12 per common share, compared to a net loss of $4.7 million, or $1.70 per common share for the six months ended March 31, 2023.

Capital Expenditures

Our capital expenditures primarily consist of computer and office equipment. There were no significant capital expenditures for the three and six months ended March 31, 2024 and 2023.

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

Our primary use of cash is to fund our operating expenses, which consist of R&D and G&A expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $3.1 million and $3.4 million for the six months ended March  31, 2024 and 2023, respectively. We incurred net losses of $3.5 million and $4.7 million for the six months ended March  31, 2024 and 2023.

In October 2023, we entered into the 2023 SIF Agreement with the Canadian Government’s SIF. Under the 2023 SIF Agreement, the Government of Canada committed up to C$23 million in partially repayable funding. Of the C$23 million committed by SIF, up to C$5.8 million is not repayable by us. The remaining C$17.2 million is conditionally repayable starting in 2029 only if and when we earn gross revenue. In February 2021, we entered into the 2021 SIF Agreement, pursuant to which we were eligible to receive cash reimbursements up to C$14.1 million in the aggregate for certain R&D expenses related to our EB05 clinical development program. All potential funding available under the 2021 SIF Agreement has been received. For the three and six months ended March 31, 2024 we recorded grant income of $0.3 million and $0.4 million respectively, related to the 2023 SIF Agreement. There was no grant income recognized in the comparative periods.

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

In August 2022, we filed a $150.0 million shelf registration statement. In March 2023, we entered into an equity distribution agreement with Canaccord, as sales agent, pursuant to which we may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $20 million in gross proceeds, subject to certain offering limitations that currently allow us to offer and sell common shares having an aggregate gross sales price of up to $8.4 million (Canaccord ATM). There was approximately $6.5 million of available capacity on the Canaccord ATM as of March 31, 2024. We have no obligation to sell any of the common shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms. For the three months ended March 31, 2024, we sold a total of 51,246 common shares pursuant to the agreement for net proceeds of $0.2 million after deducting commissions and costs of $70,000. For the six months ended March 31, 2024, we sold a total of 140,495 common shares pursuant to the agreement for net proceeds of $0.5 million after deducting commissions and costs of $100,000.

In November 2022, we completed a private placement of units consisting of 384,475 common shares, 12-month warrants to purchase up to an aggregate of 192,248 common shares and 3-year warrants to purchase up to an aggregate of 192,248 common shares. The gross proceeds from this offering were approximately $3.0 million, before offering expenses.

At March 31, 2024, we had an accumulated deficit of $56.0 million and working capital of $2.1 million, including $2.8 million in cash and cash equivalents. Subsequent to the quarter, we collected the receivable from 2023 SIF Agreement for $0.7 million from Canadian government.  We plan to finance company operations over the course of the next twelve months with cash and cash equivalents on hand, including net proceeds from the Canaccord ATM, advances under the Credit Agreement and reimbursements of eligible R&D expenses under the 2023 SIF Agreement with the Canadian government. Management has flexibility to adjust this timeline by making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures and manufacturing campaigns, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations in the future, we plan to seek additional financing through the sale of equity, government grants, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. If we raise additional funds by issuing equity securities, our shareholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our existing shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development of our product candidates.

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

Cash Flows

Net cash used in operating activities

Net cash used in operating activities was $3.1 million for the six months ended March 31, 2024 compared to $3.4 million for the six  months ended March 31, 2023, primarily due to a decrease in R&D expenses of $0.9 million, partially offset by a reduction in non-cash stock based compensation of $0.3 million and a reduction of $0.6 million in the recovery of working capital.

Net cash used in investing activities

There was no cash used in investing activities for the six months ended March 31, 2024 and 2023, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $0.5 million for the six months ended March 31, 2024 as compared to $3.7 million for the six months ended March 31, 2023. In the current period, we received proceeds of $0.6 million from the Canaccord ATM, partially offset by issuance costs of $44,000 and the repayment of debt of $29,500. In the comparative period, we received proceeds of $3.0 million from a private placement in November 2022, offset by issuance costs of $0.1 million for net proceeds of $2.9 million. We also received $0.8 million in proceeds from the exercise of warrants.

Research and Development

Our primary business is the development of innovative therapeutics for inflammatory and immune-related diseases with clear unmet medical needs. We focus our resources on R&D activities, including the conduct of clinical studies and product development, and expense such costs as they are incurred. R&D expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Our R&D expenses were $1.2 million and $1.9 million for the three and six months ended March 31, 2024 compared to $1.5 million and $2.8 million for the three and six months ended March 31, 2023. The decrease was due primarily to lower external research expenses related to our ongoing clinical studies.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March  31, 2024. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March  31, 2024, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company's directors and officers adopted, modified, or terminated a Rule 10b-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2024 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

EDESA BIOTECH, INC.

Date: May 10, 2024	/s/ Pardeep Nijhawan
Pardeep Nijhawan, MD, Director, Chief Executive Officer and Corporate Secretary
(Principal Executive Officer)

Date: May 10, 2024	/s/ Stephen Lemieux
Stephen Lemieux, Chief Financial Officer
(Principal Financial Officer)

