Form 10-K
period 2024-09-30
Edesa Biotech, Inc.
filed 2024-12-13
CIK 1540159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

As of March 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common shares held by nonaffiliates was approximately $11,056,198, which was calculated based on 3,215,968 common shares outstanding as of that date, of which 2,664,144 common shares were held by nonaffiliates at the closing price of the registrant’s common shares on The Nasdaq Capital Market on such date.

As of December 11, 2024, the registrant had 3,467,658 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EDESA BIOTECH, INC.

ANNUAL REPORT ON FORM 10-K

Year Ended September 30, 2024

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

Our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are discussed in this report in the Part I, Item 1A. Risk Factors and elsewhere in this report. Risks and uncertainties include, among others:

●	our ability to obtain funding for our operations;
●	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
●	the timing of the commencement, progress and receipt of data from any of our preclinical and clinical trials;
●	the expected results of any preclinical or clinical trial and the impact on the likelihood or timing of any regulatory approval;
●	the therapeutic benefits, effectiveness and safety of our product candidates;
●	the timing or likelihood of regulatory filings and approvals;
●	changes in our strategy or development plans;
●	the volatility of our common share price;
●	the rate and degree of market acceptance and clinical utility of any future products;
●	the effect of competition;
●	our ability to protect our intellectual property as well as comply with the terms of license agreements with third parties;
●	our ability to comply with the continued listing requirements of Nasdaq;
●	our ability to identify, develop and commercialize additional products or product candidates;
●	reliance on key personnel; and
●	general changes in economic or business conditions.

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

PART 1

Item 1. BUSINESS.

Overview

We are a biopharmaceutical company developing innovative ways to treat inflammatory and immune-related diseases. Our approach is to acquire, develop and commercialize drug candidates based on mechanisms of action that have demonstrated proof-of-concept in human subjects. We prioritize our efforts on disease indications where there is compelling scientific rationale, no approved therapies or where there are unmet medical needs, and where there are large addressable market opportunities, among other factors. Our clinical pipeline is focused on two therapeutic areas: Medical Dermatology and Respiratory.

In Medical Dermatology we are developing EB06, an anti-CXCL10 monoclonal antibody candidate, as a therapy for vitiligo, a common autoimmune disorder that causes skin to lose its color in patches. CXCL10 has been shown to play a key role in the disease, and neutralization of CXCL10 has been demonstrated to both prevent and reverse depigmentation in animal models. To date, EB06 has demonstrated a favorable safety and tolerability profile. We have received regulatory approval from Health Canada to conduct a Phase 2 proof of concept study of EB06 in patients with moderate-to-severe nonsegmental vitiligo and we are in discussions with the U.S. Food and Drug Administration (FDA) for the same study. Our medical dermatology assets also include EB01 (1.0% daniluromer cream), a Phase 3-ready asset developed for use as a potential therapy for moderate-to-severe chronic Allergic Contact Dermatitis (ACD), a common occupational skin condition. This asset is at the partnering stage.

Our most advanced Respiratory drug candidate is EB05 (paridiprubart). Paridiprubart represents a new class of emerging therapies called Host-Directed Therapeutics (HDTs) that are designed to modulate the body’s own immune response when confronted with infectious diseases or even chemical agents. EB05 is currently being evaluated in a U.S. government-funded platform study investigating three novel threat-agnostic HDTs in hospitalized adult patients with Acute Respiratory Distress Syndrome (ARDS), a life-threatening form of respiratory failure. Certain development expenses, including manufacturing scale-up, for our EB05 program are also eligible for reimbursement from the Government of Canada under a 2023 grant and funding award. In addition to EB05, we are also preparing an investigational new drug application (IND) in the United States to conduct a future Phase 2 study for EB07 (paridiprubart) in patients with pulmonary fibrosis.

Competitive Strengths

We believe that we possess a number of competitive strengths that position us to become a leading biopharmaceutical company focused on immuno-inflammatory diseases, including:

●

Validated technology and drug development capabilities. We believe that the strength of our technologies and our drug development capabilities have been validated by our favorable clinical data, our multiple arrangements with third parties to develop and commercialize their clinical-stage drug candidates, more than C$37 million in competitive government grant and funding awards, and selection for a U.S. government-funded clinical study by experts from the Biomedical Advanced Research and Development Authority (BARDA), the Centers for Disease Control and Prevention, Department of Defense, FDA and National Institutes of Health.

●

Innovative pipeline addressing large underserved markets. Our product candidates include novel clinical-stage compounds and antibodies that have significant scientific rationale for effectiveness. By initially targeting large markets that have significant unmet medical needs, we believe that we can drive adoption of new products and improve our competitive position. For example, vitiligo affects up to 2% of the world’s population and ARDS is associated with approximately 10% of ICU admissions globally, yet both diseases have limited treatment options.

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

Our Business Strategy

Our business strategy is to develop and commercialize innovative drug products that address unmet medical needs for large, underserved markets with limited competition. Key elements of our strategy include:

●

Prioritize the development and commercialization of later-stage product candidates. Our goal is to obtain regulatory approval and commercialize multiple clinical assets in our pipeline. We focus on disease indications that we believe have clear regulatory pathways and interest from potential licensing or development partners. Given the high capital requirement for pivotal clinical studies, our preferred strategy is to seek public and private partners for Phase 3 clinical testing and scale-up. We also plan to evaluate opportunities to apply, as applicable, for expedited regulatory review and orphan drug programs, which could potentially lead to accelerated clinical development and commercialization timelines for our product candidates.

●

Maximize our current portfolio opportunity by expanding use across multiple indications. We aim to identify clinical-stage assets that have the potential to treat multiple diseases. Our assets are designed to modulate pathways that are implicated across a number of immune and inflammatory/allergic conditions. For example, we believe that our monoclonal antibody candidates have potential utility in additional indications, including chronic conditions like pulmonary fibrosis.

●

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

Respiratory

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

EB05 (paridiprubart)

EB05 is an intravenous formulation of paridiprubart, a first-in-class monoclonal antibody (mAb) that has been engineered to alter inflammatory signaling by binding to and blocking the activation of TLR4. Specifically, paridiprubart dampens TLR4 signaling by blocking receptor dimerization (and subsequent intracellular signaling cascades). The drug has demonstrated the ability to block signaling irrespective of the presence or concentration of the various molecules that frequently bind with TLR4, known as ligands. Based on this broad mechanism of action and clinical results to date, we believe that paridiprubart could ameliorate TLR4-mediated inflammation cascades in ARDS patients, thereby reducing lung injury, ventilation rates and mortality.

In the signal-finding Phase 2 part of a Phase 2/3 clinical study evaluating EB05 in hospitalized Covid-19 patients at various disease severity levels, EB05 demonstrated a statistically significant and clinically meaningful trend for 28-day mortality for all randomized subjects in the critically ill cohort (the intent to treat, or ITT, population). The 28-day death rate in the EB05 plus standard of care (SOC) arm was 7.7% versus 40% in the placebo + SOC arm in critically severe patients on ECMO therapy (extracorporeal membrane oxygenation) or Invasive Mechanical Ventilation (IMV) plus organ support with ARDS at baseline (p=0.04). The Survival Analysis using Cox’s Proportional Hazard Model also demonstrated that patients treated with EB05 + SOC had an 84% reduction in the risk of dying when compared to placebo + SOC at 28 days. The Phase 2 study demonstrated that EB05 appears to be well-tolerated and consistent with the observed safety profile to date. The FDA has granted EB05 a fast-track designation for the treatment of hospitalized Covid-19 patients.

U.S. Government Funded Study

In June 2024, EB05 was selected through a competitive process by BARDA, part of the Administration for Strategic Preparedness and Response within the U.S. Department of Health and Human Services, as one of three drug candidates for evaluation in a U.S. government-funded Phase 2 platform study. The randomized, double-blinded, placebo-controlled, multi-center clinical trial is investigating novel threat-agnostic host-directed therapeutics, including EB05, in hospitalized adult patients with ARDS due to a variety of causes. The BARDA-funded study is being managed under a BARDA contract with PPD Development, LP, a clinical research business of Thermo Fisher Scientific, Inc. For the EB05 cohort of the study, patients are being randomized one-to-one to either EB05 + SOC or to a placebo + SOC control arm. We are providing drug products to the study as well as technical support at our own expense.

Phase 3 Study

Given the BARDA-sponsored study opportunity, we have shifted our clinical focus for EB05 to general ARDS from Covid-19 induced ARDS. Our plan is to await the results of the BARDA-funded study before continuing with our Canadian government-supported Phase 3 study, which had exclusively recruited ARDS patients hospitalized with Covid-19. As a result, we have discontinued enrollment in a Covid-19 focused Phase 3 study and plan to file a new study design with FDA and Health Canada based on the results of the BARDA-funded ARDS study. We believe this strategy provides a more efficient and cost-effective path toward a commercially approved therapy for general ARDS, increases the potential commercial opportunity for EB05 and better aligns our development programs with government goals for HDTs as well as interest from potential strategic commercialization and licensing partners. Any changes we have made and make in the future to our clinical plans and enrollment criteria may limit how data from previously enrolled subjects are utilized by the company for regulatory purposes.

Federal Funding from the Government of Canada

In October 2023, our wholly owned subsidiary Edesa Biotech Research, Inc. (Edesa Biotech Research) entered into a multi-year contribution agreement (the 2023 SIF Agreement) with the Canadian government’s Strategic Innovation Fund, or SIF. Under the 2023 SIF Agreement, the Government of Canada committed up to C$23 million in partially repayable funding toward (i) conducting and completing a Phase 3 clinical study of our investigational therapy EB05 in critical-care patients with ARDS caused by Covid-19 or other infectious agents, and (ii) submitting EB05 for governmental approvals and manufacturing scale-up, following, and subject to, completing the Phase 3 study and (iii) conducting two non-clinical safety studies to assess the potential long-term impact of EB05 exposure. Of the C$23 million committed by SIF, up to C$5.75 million is not repayable. The remaining C$17.25 million is conditionally repayable starting in 2029 only if and when we earn gross revenue. Edesa Biotech Research has agreed to complete the project by December 31, 2025. In the event that we or Edesa Biotech Research breach our obligations under the 2023 SIF Agreement, subject to applicable cure, the SIF may exercise a number of remedies, including suspending or terminating funding under the 2023 SIF Agreement, demanding repayment of funding previously received and/or terminating the 2023 SIF Agreement. The performance obligations of Edesa Biotech Research under the 2023 SIF Agreement are guaranteed by us. As a result of the opportunity created by U.S. government-funded study, we are in discussions with the Government of Canada to amend our 2023 SIF Agreement, including extending the project timeline and completion date. There can be no assurance that the government will accept our proposals or, if rejected, seek the applicable remedies described above.

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

As of the date of this filing, we have met all of our performance and reporting requirements under our SIF Agreements.

Pulmonary Fibrosis and EB07 (Paridiprubart)

There is significant evidence that targeting TLR4 in fibrotic conditions could result in therapeutic benefit for patients. Third party preclinical research has demonstrated that blocking TLR4 in animal models has been shown to reduce and in some cases reverse fibrosis. Similarly, TLR4 knockout mice display attenuated fibrosis. In addition, concentrations of agonists that bind to and activate TLR4 are often good predictors of disease severity and progression.

We are preparing an IND in the U.S. for our EB07 (paridiprubart) product candidate to conduct a future Phase 2 proof of concept study in subjects with pulmonary fibrosis. This project represents a potential additional use for our anti-TLR4 monoclonal antibody candidate in a chronic disease with limited treatment options and high mortality and morbidity. Initiating recruitment in the EB07 study is subject to, among other limitations, funding, regulatory approvals, drug manufacturing and activation of clinical investigational sites.

Medical Dermatology

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

EB06

EB06 is a fully human monoclonal antibody candidate that binds specifically and selectively to chemokine ligand 10 (CXCL10) and inhibits the interaction of CXCL10 with its receptors, CXCR3A and CXCR3B. CXCL10 plays an important role in both the innate and adaptive immune responses in patients with vitiligo. EB06 is currently formulated for intravenous administration, with plans for a potential subcutaneous formulation.

We believe that there is a significant scientific rationale to target CXCL10 in order to reduce disease symptoms and progression in vitiligo patients. CXCL10 is highly expressed in vitiligo patients and has been shown to play both a key role in the trafficking of anti-melanocytic T-cells to the epidermis (adaptive immune system response) as well as in inducing apoptosis (death) of melanocytes (innate immune response). Furthermore, neutralization of CXCL10 has been demonstrated to both prevent and reverse depigmentation in animal models.

We believe that EB06 has a number of anticipated advantages compared to other treatments available and under development for vitiligo, including: a) EB06’s mechanism of action addresses both the adaptive and innate immune systems’ roles in disease maintenance and progression; b) EB06 is designed to treat both lesional and non-lesional skin; c) as a systemic therapy, EB06 can treat larger body surface areas, including patients with lesions on >10% of their body surface area; d) EB06 is administered less frequently than topicals and oral medications; and e) targeted immunotherapies, like EB06, are designed to provide patients a safer and more effective option than drugs with known off-target effects or even Black Box warnings.

We have approval from Health Canada to conduct a Phase 2 study of EB06 in moderate to severe nonsegmental vitiligo patients. As planned, the double-blind, placebo-controlled trial will evaluate the safety and efficacy of EB06 in approximately 150 subjects, who will be administered intravenous infusions of either EB06 or placebo during the treatment period, followed by a follow-up period. The primary efficacy outcome measurement will be the percentage of patients achieving ≥50% decrease (improvement) from baseline in facial Vitiligo Area Scoring Index (F-VASI50). F-VASI is a composite measurement of the overall area of facial vitiligo patches and degree of depigmentation within patches. To conduct the planned study at U.S. investigational centers, we must first manufacture the drug and submit related data to the FDA as part of an IND application. Based on feedback from the FDA and key opinion leaders, we may modify our Canadian study design and submit conforming amendments to our clinical trial application (CTA) in Canada, before proceeding with enrollment. The manufacturing of clinical-grade drug batches and initiation of the patient enrollment is subject to funding. We anticipate topline results for this Phase 2 study could be available within as few as 12 to 18 months following regulatory clearance in the U.S.

In three previous clinical studies of 65 healthy volunteers and non-vitiligo subjects in total, EB06 has demonstrated a favorable safety and tolerability profile. The first Phase 1 study was a double-blind, placebo-controlled, ascending, single-dose study in 20 healthy subjects. Participants received single intravenous doses of EB06, ranging from 0.1 to 20 mg/kg. No deaths or serious adverse events (AEs) were reported. EB06 was generally safe and well tolerated at doses up to 20 mg/kg. A second Phase 1 study evaluated the effect of single doses of EB06 to generate proof-of-principle data on the neutralization of CXCL10 in an inflammatory setting in humans using an experimentally nickel-induced allergic contact dermatitis model. For this double-blind, placebo-controlled study, 16 subjects were exposed to single intravenous doses of 180 and 720 mg of EB06. No deaths or serious AEs were reported, and EB06 was generally safe and well tolerated. A third, open-label, single-arm Phase 2 study investigating multiple administrations of EB06 in patients with primary biliary cirrhosis with an incomplete response to ursodeoxycholic acid (UDCA) was also completed. A total of 29 patients were treated with 10 mg/kg intravenous doses of EB06 every two weeks, for a total of 6 doses. No serious treatment-related AEs were reported. In addition, in a variety of pre-clinical in vitro and in vivo experiments, EB06 demonstrated the ability to neutralize the biological activity of CXCL10. In animal toxicology studies, EB06 was well-tolerated.

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

EB01 (daniluromer)

EB01 is a potential first-in-class, topical vanishing cream containing a novel, non-steroidal anti-inflammatory compound. Daniluromer exerts its anti-inflammatory activity through the inhibition of certain pro-inflammatory enzymes known as secretory phospholipase 2, or sPLA2. These enzymes are secreted by immune cells upon their activation and produce arachidonic acid via phospholipid hydrolysis, which, in turn, initiates a broad inflammatory cascade. The sPLA2 enzyme family plays a key role in initiating inflammation associated with many diseases, and we believe that targeting the sPLA2 enzyme family with enzyme inhibitors will have a superior anti-inflammatory therapeutic effect because the inflammatory process will be inhibited at its inception rather than after inflammation has occurred. Our ACD development program is at the partnering stage following completion of a Phase 2b clinical study.

In a Phase 2b clinical study of EB01 we evaluated multiple concentrations of our drug candidate, EB01, as a monotherapy for chronic moderate-to-severe ACD. The double-blind, placebo-controlled trial evaluated the safety and efficacy of EB01 in approximately 200 subjects, who were treated for 28 days with either EB01 cream (2.0%, 1.0% or 0.2%) or a placebo/vehicle cream. The primary efficacy outcome measurement was the mean percent improvement in symptoms from baseline at day 29 on the Contact Dermatitis Severity Index (CDSI). A key secondary efficacy measurement was the success rate of subjects achieving a score of "clear" or "almost clear" with at least a 2-point improvement from baseline after treatment at day 29 on the Investigator's Static Global Assessment (ISGA) scale. The 1.0% EB01 cream demonstrated statistically significant improvement over placebo. For the primary endpoint, patients with 1.0% EB01-treated lesions demonstrated a 60% average improvement in symptoms from baseline at day 29 on the CDSI versus 40% for placebo/vehicle (p=0.027). For the ISGA secondary efficacy endpoint, 53% of patients with 1.0% EB01-treated lesions achieved a score of "clear" or "almost clear" with at least a 2-point improvement from baseline after treatment at day 29 (p=0.048). Only 29% of patients in the placebo group reached the same endpoint. No serious treatment-related adverse events were reported across all concentrations. The 2.0% and 0.2% formulations did not show significant differences compared to placebo.

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

Intellectual Property and Key Licenses

We have an exclusive license from Yissum Research Development Company, the technology transfer company of Hebrew University of Jerusalem Ltd. (Yissum), for patents and patent applications that cover EB01 in the U.S., Canada, Australia and various countries in Europe. Method of use patents, for which we hold an inbound license from Yissum and an affiliate of Yissum, have been issued for use in dermatologic and gastrointestinal conditions and infections that will expire in 2024. We expect to seek patent term extension in the U.S. related to time under IND, which could add up to three to five years of additional protection. Additional patents subject to the license agreement have been filed by Yissum which we believe, if issued, could potentially prevent generic substitution until after 2033.

We also hold an exclusive license from NovImmune SA, for patents and patent applications that cover our product candidates that utilize our anti-TLR4 and anti-CXCL10 monoclonal antibody technology in the U.S., Canada and various other countries. Composition of matter patents, for which we hold an inbound license from NovImmune, have been issued that will expire as late as 2033 and 2028, respectively. We expect to seek patent term extension in the U.S. related to time under IND, which could extend protection. We have also filed additional method of use patent applications which we believe, if issued, could potentially prevent biosimilar substitution until as late as 2041. We have also filed provisional patent applications for use of these monoclonal antibody technologies in vitiligo (EB06) and systemic sclerosis and pulmonary fibrosis (EB07).

In the event we are successful in commercializing a new drug candidate, we believe we would be eligible for data/market exclusivity, in addition to exclusivity rights granted through patent protection. We would be eligible for up to five years of exclusivity for EB01 and up to 12 years of exclusivity for EB05/EB07 and EB06 after approval in the U.S., and, for any of these drug products, eight years of exclusivity after approval in Canada and ten years of exclusivity after approval in the European Union (EU).

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

In March 2021, through Edesa Biotech Research, we entered into a license agreement with the inventor of the same pharmaceutical product, which was subsequently amended in September 2023 (together, the Inventor License Agreement), to acquire global rights for all fields of use beyond those named under the Yissum License Agreement. As a result of the Inventor License Agreement, we now hold exclusive global rights to the pharmaceutical product that forms the basis of EB01 for all fields of use in humans and animals. We are required to use commercially reasonable efforts to develop and commercialize the product in accordance with the terms of a development plan established by the parties. We are exclusively responsible, at our expense, for the development of the product. We are committed to remaining payments of up to an aggregate amount of $69.1 million, primarily relating to future potential commercial approval and sales milestones. In addition, if we fail to file an IND application or foreign equivalent for the product within a certain period of time following the date of the agreement, we are required to remit to the inventor a fixed license fee on a quarterly basis as long as the requirement to file an IND remains unfulfilled. We also have a commitment to pay the inventor a royalty based on net sales of the product in countries where we, or an affiliate, directly commercialize the product and a percentage of sublicensing revenue received by us and our affiliates in the countries where we do not directly commercialize the product. Unless earlier terminated, the term of the Inventor License Agreement will expire on a country by country basis on the later of (i) the date of expiry of the last valid licensed patent in such country or (ii) the date that is 15 years after the first commercial sale of a product in such country. If we default or fail to perform any of the terms, covenants, provisions or our obligations under the Inventor License Agreement, the inventor has the option to terminate the Inventor License Agreement, subject to providing us with an opportunity to cure such default. We have the right to terminate the Inventor License Agreement if we determine that the development and commercialization of the product is no longer commercially viable. Subject to certain exceptions, we have undertaken to indemnify the inventor against any liability, including product liability, damage, loss or expense derived from the use, development, manufacture, marketing, sale or sublicensing of the licensed product and technology.

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

Competition

The pharmaceutical and biotechnology industry is highly competitive, and the development and commercialization of new drugs is influenced by rapid technological developments and innovation. We face competition from companies developing and commercializing products that will be competitive with our drug candidates, including large pharmaceutical and smaller biotechnology companies, many of which have greater financial and commercial resources than we do. For our EB01 product candidate, our potential competitors include, among others, Aclaris Therapeutics, Inc., Dermavant Sciences, Inc., Incyte Corporation, Leo Pharma A/S, Pfizer Inc., Sanofi S.A., Astria Therapeutics, Inc. and Sun Pharmaceutical Industries Ltd. For our EB05 product candidate, there are numerous competing therapies, including prophylactic vaccines for the SARS-Cov2 and influenza viruses, experimental stem cell therapies, novel therapeutics and repurposed commercial drugs. Our potential competitors include, among others: Aqualung Therapeutics Corporation, Eli Lilly and Company, InflaRx N.V., Enzychem Lifesciences Corp., Merck & Co, Inc., Mesoblast Limited, Pfizer Inc., Regeneron Pharmaceuticals, Inc., Roche Holding AG and Veru Inc. For any future product for vitiligo or fibrotic diseases, potential competitors, include, among others: Bausch Health, Eli Lilly and Company, Incyte Corporation, Boehringer Ingelheim AG, UCB, Chemomab Therapeutics Ltd., F. Hoffmann-La Roche AG, GlaxoSmithKline plc., Leo Pharma A/S, Merck & Co., Inc., Mitsubishi Tanabe Pharma Corporation, Vyne Therapeutics Inc, and Sanofi S.A. Some of the competing product development programs may be based on scientific approaches that are similar to our approach, and others may be based on entirely different approaches. Potential competitors also include new entrants to the market, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization of products similar to ours or that otherwise target indications that we are pursuing. Key factors affecting the success of any approved product will be its efficacy, safety profile, drug interactions, method of administration, pricing, reimbursement and level of promotional activity relative to those of competing drugs. We believe that our product candidates will compete favorably with respect to such factors. However, we may not be able to maintain our competitive position against current and potential competitors.

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

●	U.S. Review and Approval Processes

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

The BPCIA includes, among other provisions: A 12-year exclusivity period from the date of first licensure, or BLA approval, of the reference product, during which approval of a 351(k) application referencing that product may not be made effective; a 4-year exclusivity period from the date of first licensure of the reference product, during which a 351(k) application referencing that product may not be submitted; and, an exclusivity period for certain biological products that have been approved through the 351(k) pathway as interchangeable biosimilars. The BPCIA also establishes procedures for identifying and resolving patent disputes involving applications submitted under section 351(k) of the PHSA.

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

●

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

Since inception, we have incurred significant operating losses. At September 30, 2024, we had an accumulated deficit of $58.6 million. We have historically financed operations primarily through issuances of common shares, the exercise of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed the development of any of our drug candidates.

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

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

We have recognized recurring losses, and at September 30, 2024, we had an accumulated deficit of $58.6 million. We anticipate operating losses to continue for the foreseeable future due to, among other things expenses related to ongoing activities to research, develop and commercialize our product candidates. We expect that our cash and cash equivalents at September 30, 2024, together with the proceeds from the sale of Preferred Shares (as defined below) to PN MPC (as defined below), net proceeds from the HCW ATM (as defined below) and reimbursement of eligibility R&D expenses under the 2023 SIF Agreement, will not be sufficient to fund our operating and capital requirements at least 12 months from the filing of this Form 10-K. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our planned clinical trials. These factors among others create a substantial doubt about our ability to continue as a going concern.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. In addition, future debt financing into which we may enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our shares, make certain investments and engage in certain merger, consolidation or asset sale transactions. In addition, any debt financing would require us to dedicate a portion of our cash resources to the payment of interest and principal, thereby reducing money available to fund working capital, capital expenditures, product development and other general corporate purposes.

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

We partially rely on government grants to contribute to our EB05 (paridiprubart) development program. If we are unable to satisfy our contractual obligations and manage our covenants or meet expected milestones, the development of EB05 may be extended, delayed, modified, or terminated and we may be required to repay all or part of the grant earlier than expected.

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

In June 2024, EB05 was selected through a competitive process by the Biomedical Advanced Research and Development Authority (BARDA), as one of three drug candidates for evaluation in a U.S. government-funded Phase 2 platform study. The randomized, double-blinded, placebo-controlled, multi-center clinical trial is investigating novel threat-agnostic host-directed therapeutics, including EB05, in hospitalized adult patients with ARDS due to a variety of causes. We are providing drug products to the study as well as technical support at our own expense. Given the BARDA-sponsored study opportunity, we have shifted our clinical focus for EB05 to general ARDS from Covid-19 induced ARDS. Our plan is to await the results of the BARDA-funded study before continuing with our Canadian government-supported Phase 3 study, which had exclusively recruited ARDS patients hospitalized with Covid-19. As a result, we have discontinued enrollment in a Covid-19 focused Phase 3 study and plan to file a new study design with FDA and Health Canada based on the results of the BARDA-funded ARDS study. We believe this strategy provides a more efficient and cost-effective path toward a commercially approved therapy for general ARDS, increases the potential commercial opportunity for EB05 and better aligns our development programs with government goals for HDTs as well as interest from potential strategic commercialization and licensing partners. Any changes we have made and make in the future to our clinical plans and enrollment criteria may limit how data from previously enrolled subjects are utilized by the company for regulatory purposes.

Any failures on our part to satisfy any of our obligations under the above agreements could adversely affect or terminate our development of EB05.

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

Our product development efforts with respect to our product candidates may fail for many reasons, including but not limited to:

●	the failure of the product candidate in clinical studies;
●	adverse patient reactions to the product candidate or indications of other safety concerns;
●	insufficient clinical trial data to support the effectiveness or superiority of the product candidate;
●	the inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner; and
●	changes in the regulatory environment, including pricing and reimbursement, that make development of a new product or of an existing product for a new indication no longer attractive.

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

●	insufficient supply or deficient quality of product candidates supply or materials to produce our product candidates or other materials necessary to conduct our clinical trials;
●	delays in obtaining regulatory agreement for the conduct of the clinical trials;
●	lower than anticipated enrollment and retention rate of subjects in clinical trials;
●	serious and unexpected drug-related side effects experienced by patients in clinical trials;
●	failure of third-party contractors to meet their contractual obligations in a timely manner;
●

pre-clinical or clinical trials may produce negative or inconclusive results, which may require us or any potential future collaborators to conduct additional pre-clinical or clinical testing or to abandon projects that we expect to be promising;

●	even if pre-clinical or clinical trial results are positive, the FDA or foreign regulatory authorities could nonetheless require unanticipated additional clinical trials;
●	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;
●	delays in establishing the appropriate dosage levels;
●	product candidates may not have the desired effects; and
●	the lack of adequate funding to continue clinical trials.

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

If the commercial opportunity in vitiligo, chronic ACD, ARDS, or pulmonary fibrosis is smaller than we anticipate, our future revenue from our drug candidates will be adversely affected and our business will suffer.

It is critical to our ability to grow and become profitable that we successfully identify patients with vitiligo, chronic ACD ARDS or pulmonary fibrosis. Our estimates of the number of people who have these conditions as well as the subset who have the potential to benefit from treatment with EB06, EB01, EB05 or EB07, are based on a variety of sources, including third-party estimates and analyses in the scientific literature, and may prove to be incorrect. Further, new information may emerge that changes our estimate of the prevalence of these diseases or the number of patient candidates for these drug candidates. The effort to identify patients for our other potential target indications is at an early stage, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for our drug candidates may be limited or may not be amenable to treatment with our drug candidates, and new patients may become increasingly difficult to identify or access. If the commercial opportunity for these conditions is smaller than we anticipate, our future financial performance may be adversely impacted.

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

If we are not able to establish or maintain additional partnerships or  collaborations, we may have to alter our development and commercialization plans.

The development of our product candidates and clinical programs and the potential commercialization will require substantial additional capital. Given the high capital requirement for pivotal clinical studies, our preferred strategy is to seek public and private partners for Phase 3 clinical testing and scale-up. We face significant competition in seeking appropriate partners and collaborators. Whether we reach additional definitive agreements for a collaboration or partnership will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or Health Canada, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator or partner  may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may not be able to negotiate collaborations or partnerships on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of product candidates, reduce or delay one or more of our development programs, delay potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

There can be no assurance that we will be able to continue to maintain compliance with the Nasdaq continued listing requirements, and if we are unable to maintain compliance with the continued listing requirements, our securities may be delisted from Nasdaq, which could reduce the liquidity of our common shares materially and result in a corresponding material reduction in the price of our common shares. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees, suppliers and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common shares when you wish to do so. Further, if we were to be delisted from Nasdaq, our common shares may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common shares.

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

Our directors and executive officers have control over us and could delay or prevent a change of corporate control.

As of December 11, 2024, Dr. Nijhawan, our Chief Executive Officer, beneficially owns 19.99% of our outstanding common shares and all of our executive officers and directors, including Dr. Nijhawan, beneficially own 23.9% of our common shares. As a result, such individuals will have the ability, acting together, to significantly influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our Articles. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals.

See “Security Ownership of Certain Beneficial Owners and Management” below for more information regarding the ownership of our outstanding common shares by our executive officers, directors and holders of more than 5% of our common stock, together with their affiliates.

Our Articles allow for our board of directors to create new series of preferred shares without further approval by the shareholders, which could adversely affect the rights of the holders of our common shares.

As previously approved by our shareholders, our board of directors (“Board”) has the authority to authorize up to an unlimited number of a new series of our preferred shares and to fix and determine the special rights and restrictions of that series without further shareholder approval, subject to the terms set out in the Articles and unless otherwise required by the Business Corporations Act (British Columbia). As a result, our board of directors could authorize the creation of a series of our preferred shares that would grant to holders of the preferred shares a right to our assets upon liquidation before a distribution to the holders of our common shares. In addition, our board of directors could authorize the creation of a new series of our preferred shares that is convertible into our common shares, which could result in dilution to existing shareholders.

On October 30, 2024, we filed Amended Articles to amend the rights, preferences, restrictions and other matters pertaining to our newly designated Series A-1 Convertible Preferred Shares (the “Preferred Shares”). The Preferred Shares have no par value and a stated value of $10,000 per share and rank, with respect to redemption payments, rights upon liquidation, dissolution or winding-up of the Company, or otherwise, senior in preference and priority to our common shares.

Our common shares rank junior to the preferred shares in the event of a liquidation, dissolution or winding-up of the Company.

In the event of any liquidation, dissolution or winding-up of the Company, a holder of the Preferred Shares will be entitled to receive, before any distribution or payment may be made with respect to the holders of our common shares, an amount equal to 100% of the stated value, plus a return equal to 10% of the stated value per Preferred Share per annum, calculated daily.

Any issuance of our common shares upon conversion of the Preferred Shares will cause dilution to our then existing stockholders and may depress the market price of our common shares.

The Preferred Shares accrue an annual return equal to 10% of the stated value per Preferred Share payable by the issuance of our common shares at the conversion price upon a buy-back by the Company, liquidation or on conversion at the conversion price (calculated daily). Each Preferred Share is convertible into a number of our common shares calculated by dividing (i) the sum of the stated value of such Preferred Share plus a return equal to 10% of the stated value per Preferred Share per annum, calculated daily, by (ii) a fixed conversion price of $3.445.

The issuance of our common shares upon conversion of the Preferred Shares will result in immediate and substantial dilution to the interests of holders of our common shares, and such dilution will increase over time in connection with the accrual of the annual return on the Preferred Shares.

We may incur future indebtedness that will rank senior to the Preferred Shares or issue additional series of preferred shares that rank on a parity with, or senior to, the Preferred Shares as to dividend payments and liquidation preference.

We may incur substantial amounts of additional debt and other obligations that will rank senior to the Preferred Shares, and the terms of the Preferred Shares do not limit the amount of such debt or other obligations that we may incur. The terms of the Preferred Shares will not prohibit us from issuing additional series of preferred shares that would rank on parity with the Preferred Shares. The Articles allow for our board of directors to create new series of preferred shares without further approval by our shareholders, which could adversely affect the rights of the holders of the Preferred Shares and our common shares. The issuances of other series of preferred shares could have the effect of reducing the amounts available to the Preferred Shares in the event of liquidation. If we issue preferred shares with voting rights that dilute the voting power of our common shares, the market price of our common shares could decrease, adversely affecting the value of the Preferred Shares. Additional issuances and sales of preferred shares, or the perception that such issuances and sales could occur, may cause prevailing market prices for our common shares to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to it.

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

A special set of U.S. federal income tax rules applies to a foreign corporation that is deemed a passive foreign investment company (PFIC) for U.S. federal income tax purposes. Based on our audited financial statements, income tax returns, and relevant market and shareholder data, we believe that we likely will not be classified as a PFIC in the September 30, 2024 taxable year. There can be no assurance, however, that we will not be considered to be a PFIC for any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control, generally cannot be determined until the close of the taxable year in question, and is determined annually. If we are deemed to be a PFIC during the current or a future taxable year, U.S. shareholders would be subject to special taxation rules related to gain on sale or disposition of our shares and excess distributions unless they make a timely election to treat our shares as a qualified electing fund (QEF election). A QEF election cannot be made unless we provide U.S. shareholders the information and computations needed to report income and gains pursuant to a QEF election. Without a QEF election, U.S. shareholders may not be able to use capital gains tax treatment and may be subject to potentially adverse tax consequences. Given the complexities of the PFIC and QEF election rules, U.S. shareholders may need to incur the time and expense of consulting a tax adviser about these rules.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 1C. CYBERSECURITY.

Risk Management and Strategy

In the ordinary course of our business, we, and third parties upon which we rely, collect, use, store and transmit confidential, sensitive, proprietary, personal and protected health information. The secure maintenance of this information is important to our operations and business strategy. To this end, we have implemented various cybersecurity plans and processes designed to manage cybersecurity risks relating to our third party hosted services, communications systems, hardware and software, and our critical data, including data related to our clinical trials and investigational products.

One of our strategies to mitigate cybersecurity risks is to utilize expert third-party software-as-a-service, human resource, and clinical providers to store and manage personally identifiable information, rather than maintaining and processing such data within our enterprise. We select reliable, reputable service providers that maintain cybersecurity programs of their own and other measures to comply with privacy and security requirements, including when applicable Canada’s Personal Information Protection and Electronic Document Act (PIPEDA) and the U.S. Health Insurance Portability and Accountability Act (HIPAA). Depending on the nature of the services provided, the sensitivity and quantity of information processed and the identity of the service provider, we may also contractually impose certain security obligations on the provider.

Our executive leadership exerts operational oversight of our cybersecurity as part of our overall risk management function. We engage an expert IT and security provider to assist us with managing security risk and responding to cybersecurity threats or incidents. We have designed our business applications and hosting services to minimize the impact that cybersecurity incidents could have on our business and utilize back-up and recovery systems where appropriate. We also use other technology-based tools that are designed to mitigate and detect cybersecurity risks. In addition, we provide our employees with cybersecurity training, including topics such as phishing, password protection and reporting cyber incidents.

Governance

Our board of directors oversees our risk management strategy with respect to cybersecurity threats. The board, through its audit committee, holds regular meetings, at least quarterly, to discuss issues including our cybersecurity threats. The meetings involve presentations and reports from our executive leadership and security provider, concerning our cybersecurity risk management activities, including any critical cybersecurity risks, ongoing cybersecurity initiatives and strategies, and applicable regulatory requirements and industry standards. Management also notifies the audit committee of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as appropriate.

Material Effects of Cybersecurity Incidents

As of the date of this report, we have not identified any cybersecurity event or risks from cybersecurity threats that, individually or in the aggregate, would materially affect us. Notwithstanding, we, or third parties upon which we relay, may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us or our business strategy, results of operations or financial condition. For further information, refer to Section 1A, Risk Factors, for a discussion of risks related to cybersecurity and technology, including, without limitation, the risk factor under the heading “We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively”

Item 2. PROPERTIES.

We currently lease approximately 2,800 square feet of office space for our executive offices in Markham, Ontario, from 1968160 Ontario Inc., an entity affiliated with Dr. Nijhawan. Pursuant to the lease, as amended and extended on December 31, 2022, the term of the lease expires on December 31, 2024. We anticipate extending the lease prior to the expiration. We believe our current offices are sufficient to meet our needs. We may seek to negotiate new leases or evaluate additional or alternate space to accommodate operations. We believe that appropriate alternative space is readily available on commercially reasonable terms.

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

Holders

As of December 11, 2024, we had 3,467,658 common shares outstanding, with 14 shareholders of record. The number of record shareholders was determined from the records of our stock transfer agent and does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms.

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

Overview

We are a biopharmaceutical company developing innovative ways to treat inflammatory and immune-related diseases. Our approach is to acquire, develop and commercialize drug candidates based on mechanisms of action that have demonstrated proof-of-concept in human subjects. We prioritize our efforts on disease indications where there is compelling scientific rationale, no approved therapies or where there are unmet medical needs, and where there are large addressable market opportunities, among other factors. Our clinical pipeline is focused on two therapeutic areas: Medical Dermatology and Respiratory.

In Medical Dermatology we are developing EB06, an anti-CXCL10 monoclonal antibody candidate, as a therapy for vitiligo, a common autoimmune disorder that causes skin to lose its color in patches. CXCL10 has been shown to play a key role in the disease, and neutralization of CXCL10 has been demonstrated to both prevent and reverse depigmentation in animal models. To date, EB06 has demonstrated a favorable safety and tolerability profile. We have received regulatory approval from Health Canada to conduct a Phase 2 proof of concept study of EB06 in patients with moderate-to-severe nonsegmental vitiligo and we are in discussions with the U.S. Food and Drug Administration (FDA) for the same study. Our medical dermatology assets also include EB01 (1.0% daniluromer cream), a Phase 3-ready asset developed for use as a potential therapy for moderate-to-severe chronic Allergic Contact Dermatitis (ACD), a common occupational skin condition. This asset is at the partnering stage.

Our most advanced Respiratory drug candidate is EB05 (paridiprubart). Paridiprubart represents a new class of emerging therapies called Host-Directed Therapeutics (HDTs) that are designed to modulate the body’s own immune response when confronted with infectious diseases or even chemical agents. EB05 is currently being evaluated in a U.S. government-funded platform study investigating three novel threat-agnostic HDTs in hospitalized adult patients with Acute Respiratory Distress Syndrome (ARDS), a life-threatening form of respiratory failure. Certain development expenses, including manufacturing scale-up, for our EB05 program are also eligible for reimbursement from the Government of Canada under a 2023 grant and funding award. In addition to EB05, we are also preparing an investigational new drug application (IND) in the United States to conduct a future Phase 2 study for EB07 (paridiprubart) in patients with pulmonary fibrosis.

Operating and Financial Review and Prospects

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and our wholly owned subsidiaries, Edesa Biotech Research, Inc. and Edesa Biotech USA, Inc.

Our operations have been funded primarily through issuances of common shares, exercises of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed the development of any of our drug candidates. We expect that our cash and cash equivalents, at September 30, 2024, together with the proceeds from the sale of Preferred Shares to PN MPC, net proceeds from the HCW ATM and reimbursements of eligible R&D expenses under the 2023 SIF Agreement will not be sufficient to fund our operating expenses for one year after the date of this filing and therefore management has concluded that substantial doubt exists about our ability to continue as a going concern.

We will need to raise additional capital and/or reduce our operating expenses to support the Company’s operations for at least the next 12 months.

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

Results of Operations

Fiscal Year Ended September 30, 2024 Compared to the Fiscal Year Ended September 30, 2023

Our total operating expenses decreased by $2.2 million to $7.0 million for the year ended September 30, 2024 compared to $9.2 million for the prior year:

●

Research and development (R&D) expenses decreased by $1.9 million to $2.9 million for the year ended September 30, 2024 compared to $4.8 million for the prior year primarily due to decreased external research expenses related to the company’s completed dermatitis study and a reduction in labor costs and noncash share-based compensation, which were partially offset by an increase in expenses related to manufacturing of paridiprubart. Our R&D expenses consist primarily of employee-related expenses, including salaries, benefits, taxes, travel, and share-based compensation expense for personnel in R&D functions; expenses related to process development and production of product candidates paid to contract manufacturing organizations, including the cost of acquiring, developing, and manufacturing research material; costs associated with clinical activities, including expenses for contract research organizations; and clinical trials and activities related to regulatory filings for our product candidates, including regulatory consultants.

●

General and administrative (G&A) expenses decreased by $0.3 million to $4.1 million for the year ended September 30, 2024 compared to $4.4 million for the prior year primarily due to a decrease in noncash share-based compensation, which was partially offset by an increase in salaries and related costs. Our G&A expenses consist primarily of salaries and related costs for our employees in administrative, executive and finance functions. G&A expenses also include professional fees for legal, accounting, audit, tax and consulting services, insurance, office, and travel expenses.

Total other income was unchanged at $0.8 million for the years ended September 30, 2024 and September 30, 2023 and was composed of the following:

●

Grant income increased by $0.1 million to $0.7 million for the year ended September 30, 2024 compared to $0.6 million for the year ended September 30, 2023, reflecting an increase in grant income associated with reimbursable expenses under the 2023 SIF Agreement.

●	Interest income decreased by $0.1 million to $0.2 million for the year ended September 30, 2024 compared to $0.3 million for the prior year primarily due to lower cash balances.

●	Miscellaneous other income was $15,000 for the year ended September 30, 2024 related to loan forgiveness on the CEBA loan that was repaid in the year.

●	Foreign exchange loss was unchanged at $21,000 for both the year ended September 30, 2024 and September 30, 2023.

For the year ended September 30, 2024, our net loss was $6.2 million, or $1.93 per common share, compared to a net loss of $8.4 million, or $2.93 per common share, for the year ended September 30, 2023.

Capital Expenditures

Our capital expenditures primarily consist of computer and office equipment. There were no significant capital expenditures for the years ended September 30, 2024 and 2023.

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

Our primary use of cash is to fund our operating expenses, which consist of R&D and G&A expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $4.9 million and $6.6 million for the years ended September 30, 2024 and 2023, respectively. We incurred net losses of $6.2 million and $8.4 million for those same years.

In October 2024, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC as a sales agent (HCW ATM) pursuant to which we may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $3.87 million in gross proceeds. Subsequent to September 30, 2024, we sold a total of 220,269 common shares pursuant to the agreement for net proceeds of $0.6 million after deducting sales agent commissions.

In October 2024, we entered into a Securities Purchase Agreement with Pardeep Nijhawan Medicine Professional Corporation (PN MPC), an entity controlled by Pardeep Nijhawan, the Company’s Chief Executive Officer, Secretary and member of the board of directors of the Company, pursuant to which the Company agreed to issue and sell to PN MPC in a private placement, up to $5 million of shares (Preferred Shares) of the Company’s newly designated Series A-1 Convertible Preferred Shares, stated value $10,000 per share, each of which is initially convertible into approximately 2,903 common shares (Conversion Shares), at a conversion price of $3.445 per Conversion Share, and warrants (Warrants) to purchase common shares (Warrant Shares) at an exercise price of $3.445 per Warrant Share. The Preferred Shares and the Warrants were being sold together in a fixed combination of one Preferred Share and a Warrant to purchase a number of common shares equal to 75% of the underlying Conversion Shares at a combined purchase price of $10,272.13 per Preferred Share and related Warrants. Under the Purchase Agreement, PN MPC has purchased 150 Preferred Shares initially convertible into an aggregate of 435,414 Conversion Shares and Warrants to purchase up to an aggregate of 326,560 Warrant Shares for an aggregate purchase price of $1,540,819. The Warrants expire five years from the issuance date. We have the right to require PN MPC to purchase additional Preferred Shares and Warrants (up to an aggregate investment of $5.0 million); provided however, no more than an aggregate of $2.0 million of Preferred Shares and Warrants may be issued and sold pursuant to the Purchase Agreement without shareholder approval in accordance with applicable Canadian securities laws.

In October 2023, we entered into the 2023 SIF Agreement with the Canadian Government’s SIF. Under the 2023 SIF Agreement, the Government of Canada committed up to C$23 million in partially repayable funding. Of the C$23 million committed by SIF, up to C$5.8 million is not repayable by us. The remaining C$17.2 million is conditionally repayable starting in 2029 only if and when we earn gross revenue. In February 2021, we entered into the 2021 SIF Agreement, pursuant to which we were eligible to receive cash reimbursements up to C$14.1 million in the aggregate for certain R&D expenses related to our EB05 clinical development program. All potential funding available under the 2021 SIF Agreement has been received. For the years ended September 30, 2024 and 2023, we recorded grant income of $0.7 million and $0.6 million respectively related to the 2023 SIF Agreement.

In October 2023, we entered into $10.0 million revolving credit agreement with PN MPC, an entity controlled by Pardeep Nijhawan, our Chief Executive Officer and Secretary and member of our board of directors (Credit Agreement), providing an unsecured revolving credit facility, with a credit limit of $3.5 million (Credit Limit) which was available immediately. The line of credit bore interest at the Canadian Imperial Bank of Commerce US Base-Interest Rate plus 3% per annum and has a maturity date of March 31, 2026, unless terminated earlier by either party with 90 days’ notice. Advances under the line of credit were tied to a borrowing base (Borrowing Base) consisting of eligible grant receivables from SIF, future potential license fee receivables and any other accounts receivable. At no time could the aggregate principal amount of all advances outstanding have exceeded the lesser of (i) the Credit Limit and (ii) an amount equal to 85% of the Borrowing Base. The Credit Agreement was terminated in October 2024. Prior to the termination of the Credit Agreement, we had not borrowed any funds thereunder. We incurred no termination penalties in connection with the termination of the Credit Agreement.

In August 2022, we filed a $150.0 million shelf registration statement. In March 2023, we entered into an equity distribution agreement with Canaccord, as sales agent, pursuant to which we may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $20 million in gross proceeds, subject to certain offering limitations that currently allow us to offer and sell common shares having an aggregate gross sales price of up to $8.4 million (Canaccord ATM). For the fiscal year ended September 30, 2024, we sold a total of 171,916 common shares pursuant to the agreement for net proceeds of $0.6 million after deducting commissions and costs of $0.1 million. The Canaccord ATM was terminated in October 2024.

In November 2022, we completed a private placement of units consisting of 384,475 common shares, 12-month warrants to purchase up to an aggregate of 192,248 common shares and 3-year warrants to purchase up to an aggregate of 192,248 common shares. The gross proceeds from this offering were approximately $3.0 million, before offering expenses.

At September 30, 2024, we had an accumulated deficit of $58.6 million and negative working capital of $0.2 million, including $1.0 million in cash and cash equivalents. Subsequent to the September 30, 2024, we received proceeds of $1.5 million from the sale of Preferred Shares to the PN MPC. We expect that our cash and cash equivalents at September 30, 2024, together with the proceeds from the sale of Preferred Shares to the PN MPC, net proceeds from the HCW ATM and reimbursements of eligible R&D expenses under the 2023 SIF Agreement will not be sufficient to fund our operating expenses for one year after the date of this filing and therefore management has concluded that substantial doubt exists about our ability to continue as a going concern. Management has flexibility to adjust this timeline by making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures and manufacturing campaigns, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations in the future, we plan to seek additional financing through the sale of equity, government grants, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. If we raise additional funds by issuing equity securities, our shareholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our existing shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development of our product candidates.

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

Cash Flows

Net cash used in operating activities

Net cash used in operating activities was $4.9 million for the year ended September 30, 2024 compared to $6.6 million for the year ended September 30, 2023 primarily due to a decrease in R&D and G&A expenses.

Net cash used in investing activities

There was no cash used in investing activities for the years ended September 30, 2024 and September 30, 2023.

Net cash provided by financing activities

Net cash provided by financing activities was $0.6 million for the year ended September 30, 2024 as compared to $4.8 million for the year ended September 30, 2023. In the current year, we received proceeds of $0.7 million from the Canaccord ATM, partially offset by issuance costs of $0.1 million and the repayment of debt of $29,000. In the comparative period, we received proceeds of $3.0 million from a private placement completed in November 2022, $1.3 million from the Canaccord ATM and $0.8 million from the exercise of warrants, partially offset by issuance costs of $0.3 million.

Research and Development

Our primary business is the development of innovative therapeutics for inflammatory and immune-related diseases with clear unmet medical needs. We focus our resources on R&D activities, including the conduct of clinical studies and product development, and expense such costs as they are incurred.

R&D expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Our R&D expenses were $2.9 million and $4.8 million for the years ended September 30, 2024 and 2023, respectively. The decrease was due primarily to lower external research expenses related to our ongoing clinical studies.

Foreign Exchange Risk

Our exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. We have balances in Canadian dollars which are subject to foreign currency fluctuations relating to the impact of translating to U.S. dollars for financial statements presentation. We also periodically exchange U.S. dollars for Canadian dollars since most operating expenses are incurred in Canadian dollars. The fluctuation of the U.S. dollar in relation to the Canadian dollar will have an impact upon our profitability and may also affect the value of our assets and the amount of shareholders’ equity. We have not entered into any agreements or purchased any instruments to hedge possible currency risks. At September 30, 2024, we had assets denominated in Canadian dollars of approximately C$0.04 million and the U.S. dollar exchange rate as at this date was equal to 1.3517 Canadian dollars. Based on the exposure at September 30, 2024, a 10% annual change in the Canadian/U.S. exchange rate would have a nominal impact on our net loss and other comprehensive loss.

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

Accounts and other receivable include Harmonized Sales Tax (HST) refunds receivable from the Canada Revenue Agency and reimbursements receivable from the Canadian government’s SIF. We assess the collectability of our accounts receivable through a review of our current aging and payment terms, as well as an analysis of our historical collection rate, general economic conditions and credit status of the government agencies. As of September 30, 2024 and 2023, all outstanding accounts and other receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.

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

Accounts and other receivables

Accounts and other receivables include HST refunds receivable and reimbursements receivable from the Canadian government’s SIF. As of September 30, 2024, all outstanding accounts, grants and HST refunds receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.

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

We measure the cost of equity-settled transactions by reference to the fair value of the equity instruments at the date at which they are granted.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2024, were effective.

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

Management has used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (2013)” to evaluate the effectiveness of our internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting and concluded that such internal control over financial reporting was effective as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None of the Company's directors and officers adopted, modified, or terminated a Rule 10b-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2024 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

Name	Age	Position(s) Held	Director Since
Joan Chypyha (1) (2)	58	Director	May 23, 2023
Sean MacDonald	48	Director	June 7, 2019
Patrick Marshall (1) (3)	53	Director	May 23, 2023
Pardeep Nijhawan, MD	54	Director, Chief Executive Officer and Corporate Secretary	June 7, 2019
Frank Oakes (2) (3)	74	Director	April 9, 2010
Charles Olson, DSc (2) (3)	67	Director	May 23, 2023
Carlo Sistilli, CPA, CMA (1)	68	Board Chair	June 7, 2019

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

Joan Chypyha has more than 30 years of experience in the pharmaceutical industry including executive and operational positions in business development, sales and marketing, and general management. She is the President of Alto Pharmaceuticals, Ltd., a specialty pharmaceutical company focused on dermatology, women's health and elder care, which she founded in 2009. Alto is also a major shareholder in Pepper and Pink Inc., a manufacturer of brand and private label personal care products for major retailers in Canada. From July 2015 to June 2017, she was the President of Cipher Pharmaceuticals, Inc., having previously served as Vice President of Marketing and Sales. Ms. Chypyha’s professional career also includes executive positions at Rhei Pharmaceuticals Ltd. and Barrier Therapeutics Canada, Inc., following sixteen years at Hoffman-La Roche, where she held progressively senior positions. Since February 2018, she has served as a director and a member of the audit committee of Ovation Science Inc., a research and development company that develops topical and transdermal consumer products. She is a past advisory board member of Up Cannabis Inc (from August 2017 to January 2019). Ms. Chypyha currently served as the President of the Canadian Dermatology Industry Association, from 2015 to 2023, and is a Co-Chair of DiTiDE (Dermatology Industry Taskforce on Inclusiveness, Diversity & Equity), a group she co-founded in 2020. She has also previously served on boards of other non-profits and business organizations, including the Canadian Healthcare Licensing Association. Ms. Chypyha earned her Bachelor’s Degree from the University of Toronto and a Master’s Degree in Business Administration from Queen's University. Ms. Chypyha’s qualifications to serve on our Board include her extensive operational experience in founding, managing and building companies, previous board experience and her extensive experience in the dermatology industry.

Sean MacDonald has been a member of our Board since June 2019, and served as Chairman of the Board from June 2019 until May 2023. He previously served on the board of our principal operating subsidiary, Edesa Biotech Research, from September 2017 to June 2019. In his career, he has led and closed multiple licensing transactions, financings, acquisitions and divestments, and led corporate strategy for several pharmaceutical and biotechnology companies. Since April 2024, Mr. MacDonald has served as the Chief Executive Officer of Domain Therapeutics Inc., a biotechnology company and from January to March 2024, Mr. MacDonald served as their Chief Business Officer. From April 2022 to February 2024, he served as an advisor to investors and biotechnology companies, including Raya Therapeutic Inc. From August 2021 to April 2022, he was the Chief Business Officer of iOnctura SA, a Swiss clinical-stage oncology company. From April 2019 to August 2021, he was the Head of Business Development for Cosmo Pharmaceuticals NV, a European gastroenterology focused pharmaceutical company; and from October 2018 to August 2021 he was the chief executive of Corbin Therapeutics, a Montreal-based biotech company focused on treating neuroinflammation. Mr. MacDonald held various operational and executive leadership roles from October 2012 to October 2018 at Pharmascience Inc., one of Canada's largest pharmaceutical companies, including Vice President of Business Development and Corporate Development. He received his BSc in Molecular Biology and MBA from the University of Ottawa. Mr. MacDonald's qualifications to serve on our Board include his extensive operational experience and background in the pharmaceutical/biotechnology industry.

Patrick Marshall has more than 20 years of experience raising capital, building and launching new products and services, developing strategy and completing mergers and acquisitions to support growth in private and public companies. Since 2010 he has been a managing director at VRG Capital, having previously held various executive roles in several of the firm’s portfolio companies since 2000, including Wheels Group Inc., a North American third-party logistics company acquired by Radiant Logistics, Inc. in 2015, and Thomas International Ltd., a global provider of psychometric and aptitude tests acquired by Palamon Capital Partners in 2018. Mr. Marshall is a cofounder and current board member of Crawford Bowman Ltd, a privately held Canadian company focused on over-the-counter and nutritional supplements markets. He is an advisor to Jouleia Inc, a start-up focused on accelerating the transition to low-carbon homes. He is a current board member and past President (January 2016 -December 2023) of Adrem Brands Inc., a privately held Canadian company focused on the over-the-counter and nutritional supplements markets. Prior to 2000, he held fundraising, business development and strategy roles for various international enterprises and non-governmental organizations. Mr. Marshall is a cofounder, advisor and former board member of Together Project (2016-2023) and a trustee of Lakefield College School (since 2012). He received his Bachelor of Arts in Sociology from Queen's University and Master of Business Administration from the University of Exeter. Mr. Marshall’s qualifications to serve on our Board include his experience managing and building companies, strategic transactions, raising capital and prior board experience.

Pardeep Nijhawan, MD, FRCPC, AGAF has served as our Chief Executive Officer, Corporate Secretary and a member of our Board since June 2019, having previously founded and led our principal operating subsidiary, Edesa Biotech Research, since January 2015. Dr. Nijhawan is a seasoned pharmaceutical entrepreneur with more than 20 years of experience in cross- functional leadership roles in finance, marketing, corporate strategy and business development. In 2002 Dr. Nijhawan founded Medical Futures Inc., and served as its CEO. He sold Medical Futures to Tribute Pharmaceuticals in 2015. In 2014, he founded Exzell Pharma, a specialty Canadian-based pharmaceutical organization that markets and commercializes approved products. He sold Exzell Pharma to BioLab Pharma in 2022. Dr. Nijhawan also founded Digestive Health Clinic in 2000 and led it to become one of Canada’s largest provider of private endoscopy services. He continues to serve on the Board of Digestive Health Clinic. From January 2021 until June 2024, he served on the advisory board of Private Debt Partners, a Canadian alternative asset management firm. Dr. Nijhawan received his MD from the University of Ottawa and completed his internship at Yale University, and his internal medicine residency and fellowship at the Mayo Clinic. Dr. Nijhawan’s qualifications to serve on our Board include his extensive executive leadership and experience in the life sciences industry and his knowledge of our business as its chief executive.

Frank Oakes has more than 40 years of executive leadership experience. He has been a member of our Board since April 2010 and served as the Chairman of the Board until June 2019. From 1999 to 2019, he also served as the President and Chief Executive Officer of our legacy operating subsidiary, which he founded. Prior to founding Stellar Biotechnologies, Inc., he was the Chief Executive Officer of The Abalone Farm, Inc., where he led the company through the research and development, capitalization, and commercialization phases of development to become the largest abalone producer in the United States at the time. Mr. Oakes has consulted and lectured around the world. He received his BS degree from California State Polytechnic University, San Luis Obispo and is a graduate of the Los Angeles Regional Technology Alliance University’s management program. Mr. Oakes qualifications to serve on our Board include his extensive operational experience building companies and management teams and leading a U.S. and Canadian publicly listed life science company.

Charles Olson, DSc is a CMC consultant with more than 40 years of biotech experience. Since April 2024 he has been the Senior Vice President of CMC at NervGen, responsible for the process development and manufacture of their peptide product in clinical development for nerve regeneration as a result of spinal cord injury. From September 2021 to April 2023 he was Chief Operating Officer at Dendreon Corporation, where he was responsible for the commercial manufacturing of Provenge, a commercial cell-based product for prostate cancer, overseeing multiple sites and several hundred employees. From September 2017 to August 2021, he was a senior Vice President of Operations at Applied Molecular Transport. From April 2010 to August 2017, Dr. Olson held various leadership roles at Anthera Pharmaceuticals Inc., including Chief Technology Officer. He has also been a Principal Biotechnology Consultant for Compass Biotechnology LLC since 2006. Dr. Olson previously held senior and executive management positions at NGM Biopharmaceuticals Inc., Coherus BioSciences Inc., Nexbio Inc., Cell Genesys, Inc., Biomarin Pharmaceuticals, Inc, and Onyx Pharmaceuticals, Inc. From December 2016 to June 2019, Dr. Olson served on the Board of Edesa Biotech, Inc. (then operating as Stellar Biotechnologies, Inc.), having previously served on Stellar’s scientific advisory board. After graduate school, Dr. Olson was a Research Scientist at Kaiser Hospitals, followed by Scientist and Senior Scientist positions at Genentech and Bayer, respectively. He holds a B.A. in biology and chemistry from Westmont College, an M.A. in chemistry from the University of California at Santa Barbara and a D.Sc. in biochemistry. Dr. Olson qualifications to serve on our Board include his extensive scientific, manufacturing operations, process development and senior management and board experience in the biopharmaceutical industry.

Carlo Sistilli, CPA, CMA has more than 35 years of financial experience and has held a variety of executive positions in accounting and finance during his career. He has been a member of our Board since June 2019, having previously served as a board observer of our principal operating subsidiary, Edesa Biotech Research, since September 2017. Mr. Sistilli has served as the Chief Financial Officer of Arista Homes since March 2003 to present. Prior to Arista, Mr. Sistilli was a founder and served as CFO and a board member of an Internet start-up company in the automotive sector, and played a key role in taking the company public on the Alberta Ventures Exchange. Earlier in his career, Mr. Sistilli was the Controller and a member of the senior management team of a major regional trust company, which Mr. Sistilli helped sell to Manulife Financial. From January 2021 to February 2024, he served on the Board and audit committee of Aleafia Health Inc. In addition to his professional career, Mr. Sistilli is an officer and a member of the Board of Mother of Mercy Centre. Mr. Sistilli holds a Bachelor of Arts from York University, with a major in economics, Certified Management Accountant Designation and a Chartered Professional Accountant Designation. Mr. Sistilli’s qualifications to serve on our Board include his knowledge of Edesa’s business and his background in accounting and finance.

Executive Officers

Set forth below is certain information with respect to the names, ages, and positions of our executive officers as of the date of this filing. Biographical information pertaining to Dr. Nijhawan, who is a director and an executive officer, may be found in the above section entitled “Directors.” The executive officers serve at the pleasure of our Board of Directors.

Name	Age	Position(s) Held	Date of Appointment
Pardeep Nijhawan, MD	54	Director, Chief Executive Officer and Corporate Secretary	June 7, 2019
Stephen Lemieux, CPA	49	Chief Financial Officer	July 15, 2023
Michael Brooks, PhD	46	President	June 7, 2019

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

Insider Trading Policy

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, and employees. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

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

Compensation Committee

Our Compensation Committee is composed of Joan Chypyha (chair), Frank Oakes and Charles Olson. The purpose of the Compensation Committee is to assist the Board’s oversight relating to the compensation of our Chief Executive Officer and our other Named Executive Officers. It has responsibility for evaluating and recommending to the independent members of the Board for approval, our compensation plans, policies and programs as such plans, policies and programs affect executive officers.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common shares to file reports with the SEC regarding their share ownership and changes in their ownership of our common shares. Based on our records and representations from our directors and executive officers, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers were complied with during the fiscal year ended September 30, 2024, except for the following: due to administrative error, Pardeep Nijhawan filed a late Form 4 on January 12, 2024 to report a grant of restricted share units, which vested in full upon grant, pursuant to the 2019 Plan (as defined below) on January 8, 2024.

Item 11. EXECUTIVE COMPENSATION.

Executive Compensation

Our named executive officers for the year ended September 30, 2024 were Pardeep Nijhawan, MD, Director, Chief Executive Officer and Corporate Secretary; Stephen Lemieux, CPA, Chief Financial Officer; and Michael Brooks, PhD, President.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to the named executive officers for the years ended September 30, 2024 and September 30, 2023.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)		Options Awards ($) (1)	All Other Compensation ($)		Total ($)
Pardeep Nijhawan, MD	2024	$357,696	(2)	$72,434		$-		$-	$34,598	(4)	$464,728
Director, Chief Executive Officer and Corporate Secretary	2023	341,391		99,340	(3)	-		74,229	34,601	(4)	549,561

Stephen Lemieux, CPA	2024	330,000		14,097		-		-	24,000	(6)	368,097
Chief Financial Officer	2023	82,500		-		13,922	(5)	46,396	13,126	(6)	155,944

Michael Brooks, PhD	2024	335,340		67,906		-		-	25,741	(8)	428,987
President	2023	320,054		93,160	(7)	-		49,488	26,060	(8)	488,762

(1)

The amounts shown in these columns represent the aggregate grant date fair value of the restricted share units and share option awards computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 718, not the actual amounts paid to or realized by the named executive officers during the covered fiscal year. The assumptions used in determining grant date fair value of these awards are set forth in Note 8 to our audited consolidated financial statements for the year ended September 30, 2024 included in this Annual Report.

(2)	Includes 30,159 restricted share units with an aggregate grant date fair value of $144,454 issued as partial payment of salary.

(3)	Includes 14,186 restricted share units with an aggregate grant date fair value of $79,440 issued as partial payment of the bonus with the balance paid in cash.

(4)

Represents (i) $32,412 in car allowance and (ii) $2,186 in health insurance in 2024. Represents (i) $32,415 in car allowance and (ii) $2,186 in health insurance in 2023. All compensation to Dr. Nijhawan was paid in Canadian dollars and was converted from US dollars using the average foreign exchange rate for each bi-weekly pay period of the year from oanada.com.

(5)

Represents the aggregate grant date fair value of 2,486 restricted share units issued as partial payment on consulting invoices for services prior to Mr. Lemieux’s appointment as Chief Financial Officer.

(6)

Represents $24,000 in car allowance in 2024. Represents (i) $5,000 in car allowance and (ii) $8,126 in consulting fees for services prior to Mr. Lemieux’s appointment as Chief Financial Officer in 2023. All compensation to Mr. Lemieux was paid in Canadian dollars and was converted from US dollars using the average foreign exchange rate for the year from oanda.com.

(7)	Includes 13,315 restricted share units with an aggregate grant date fair value of $74,560 as partial payment of the bonus with the balance paid in cash.

(8)

Represents (i) $24,000 in car allowance and (ii) $1,741 in health insurance in 2024. Represents (i) $24,000 in car allowance and (ii) $2,060 in health insurance in 2023. All compensation to Dr. Brooks was paid in Canadian dollars and was converted from US dollars using the average foreign exchange rate for each bi-weekly pay period of the year from oanda.com.

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

Pursuant to the Nijhawan Employment Agreement, Dr. Nijhawan is entitled to a base salary of $357,700 per year effective May 13, 2023 and is eligible to receive a target annual bonus of 40% of his base salary, subject to the achievement of corporate and personal targets as determined by the Company and the Board of Directors. Dr. Nijhawan’s base salary is subject to annual review by the Board of Directors. Dr. Nijhawan and the Board may agree that Dr. Nijhawan may receive a portion of his base salary in equity-based awards pursuant to the Company’s Equity Incentive Compensation Plan, in amounts and on the terms determined by the Board. Dr. Nijhawan is also entitled to an automobile allowance of $2,701.50 per month and is eligible to participate in the Company’s group insured benefits program, as may be in effect from time-to-time for employees generally, and executive employees specifically. Dr. Nijhawan is eligible for equity-based awards pursuant to the Company’s Equity Incentive Compensation Plan, as determined by the Board of Directors or Compensation Committee, commensurate with Dr. Nijhawan’s position and any business milestones that may be established by the Company.

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

Outstanding Equity Awards at September 30, 2024

		Option Awards
Name	Award grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable (1)		Option exercise prices		Option expiration date
Pardeep Nijhawan, MD	9/26/17	6,785	-		C$	15.12	9/26/27
	12/28/18	232	-		C$	15.12	12/28/28
	10/13/20	8,572	-			$52.08	10/13/30
	4/22/21	17,143	-			$38.15	4/22/31
	2/28/22	6,224	776	(2)		$25.97	2/28/32
	7/20/23	7,147	9,996	(2)		$5.79	7/20/33

Stephen Lemieux, CPA	7/20/23	4,457	6,258	(2)		$5.79	7/20/33

Michael Brooks, PhD	8/28/17	19,488	-		C$	15.12	8/28/27
	9/26/17	3,472	-		C$	15.12	9/26/27
	12/28/18	232	-		C$	15.12	12/28/28
	2/12/20	9,856	-			$22.12	2/12/30
	10/13/20	7,143	-			$52.08	10/13/30
	4/22/21	11,429	-			$38.18	4/22/31
	2/28/22	5,523	692	(2)		$25.97	2/28/32
	7/20/23	4,772	6,657	(2)		$5.79	7/20/33

1)	Our options vesting policy is described in the Outstanding Equity Awards Narrative Disclosure section.
2)	The option will vest over a period of three years, with monthly vesting on a pro-rata basis beginning on the date of grant.

Outstanding Equity Awards Narrative Disclosure

Equity Incentive Compensation Plan

We adopted an Equity Incentive Compensation Plan in 2019 (as amended, the 2019 Plan) which amended and restated prior plans. Under the 2019 Plan, we are authorized to grant options, restricted shares and restricted share units (RSUs) to any of our officers, directors, employees, and consultants and those of our subsidiaries and other designated affiliates. The number of shares available for issuance under the 2019 Plan is 642,737, including (i) 164,736 shares initially authorized and reserved for issuance under the 2019 Plan (including the shares available for the exercise of outstanding options and RSUs under the Company’s prior plans, as of the effective date of the 2019 Plan), (ii) 213,858 shares authorized and reserved for issuance pursuant to Amendment No. 1 to the 2019 Plan, (iii) 197,143 shares authorized and reserved for issuance pursuant to Amendment No. 2 to the 2019 Plan and (iv) 67,000 shares authorized and reserved for issuance pursuant to Amendment No. 3 to the 2019. The purpose of the 2019 Plan is to advance the interests of the Company by encouraging equity participation through the acquisition of common shares of the Company. The 2019 Plan is to be administered by the Compensation Committee of our Board of Directors, except to the extent (and subject to the limitations set forth in the 2019 Plan) the Board elects to administer the 2019 Plan, in which case the 2019 Plan shall be administered by only those members of the Board who are “independent” members of the Board. The administrator of the 2019 Plan has the power to, among other things:

●	allot common shares for issuance in connection with the exercise of options;
●	grant options, restricted shares or restricted share units;
●	amend, suspend, terminate or discontinue the plan; and
●	delegate all or a portion of its administrative powers as it may determine to one or more committees.

Options to purchase 383,080 common shares at prices ranging from C$15.12 and $4.10 to $596.82 are outstanding at September 30, 2024. RSUs eligible for conversion to 44,345 common shares are outstanding at September 30, 2024.

Options granted during the year ended September 30, 2024 to employees under the 2019 Plan totaled 500 options to purchase common shares at an exercise price of $4.10. Options granted during the year ended September 30, 2023 to directors, officers and employees under the 2019 Plan totaled 118,579 options to purchase common shares at exercise prices ranging from $5.79 to $10.01. There were 46,602 RSUs granted during the year ended September 30, 2024. There were 46,602 RSUs granted during the year ended September 30, 2023. All RSUs were immediately vested and were for payment of salary, bonuses or consulting fees to the certain members of the executive team.

Options Vesting Policy

Vesting requirements for option awards are determined by the independent members of the Board of Directors. Options granted by the Company during the year ended September 30, 2024 and 2023 generally had monthly vesting for directors in equal proportions over 12 months beginning on the grant date, monthly vesting for officers and current employees in equal proportions over 36 months beginning on the grant date and monthly vesting for new employees in equal proportions over 36 months beginning on the monthly anniversary of the grant date following 90 days of employment.

Policies and Practices Related to Grants of Share Options or Similar Awards

We did not granted options, share appreciation rights, or other similar option-like instruments in the fiscal year ended September 30, 2024; however, it is our policy not to time any grants of equity awards in relation to the release of material non-public information.

Retirement Benefits

Executive officers and employees of our California subsidiary are eligible to receive the Company’s non-elective contribution of 3% of eligible compensation under a 401(k) plan to provide retirement benefits.

Other than the funds contributed under our 401(k) plan to our U.S. employees, no other funds were set aside or accrued by us during the years ended September 30, 2024 and 2023 to provide pension, retirement or similar benefits for our named executive officers.

Director Compensation

The following table sets forth information regarding the compensation of our non-employee directors for the year ended September 30, 2024.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Joan Chypyha	$51,500	$-	$51,500
Sean MacDonald	35,000	-	35,000
Patrick Marshall	47,000	-	47,000
Frank Oakes	48,500	-	48,500
Charles Olson, DSc	44,000	-	44,000
Carlo Sistilli, CPA, CMA	65,000	-	65,000

1)

There were no share options grants in the year ended September 30, 2024. As of September 30, 2024, (i) Ms. Chypyha, Mr. Marshall and Dr. Olson each held 2,858 share options, (ii) Mr. MacDonald and Mr. Sistilli each held 11,773 share options and Mr. Oakes held 11,909 share options.

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

From March 24, 2022 through September 30, 2024, each non-executive director received annual base remuneration of $35,000 and the Board Chair received annual remuneration of $65,000, inclusive of compensation for his services on committees of the Board of Directors. Each member of the Company’s Audit Committee received annual remuneration of $7,500, and the Chair of the Audit Committee received $15,000 annually for his services. Each member of the Company’s Compensation Committee and Nominating and Corporate Governance Committee received annual remuneration of $4,500 for each committee on which they serve, and the Chairs of each of the Compensation Committee and Nominating and Corporate Governance Committee received $9,000 annually for their services.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides certain information as of September 30, 2024 about our common shares that may be issued under our equity compensation plans, which consists of our 2019 Equity Incentive Compensation Plan in effect at September 30, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	459,801	$24.93	141,099
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	459,801	$24.93	141,099

(1)	Includes 383,080 common shares issuable upon the exercise of outstanding options and 76,761 common shares issuable upon the conversion of outstanding RSUs.
(2)	The weighted-average exercise price does not consider shares issuable upon the conversion of outstanding RSUs, which have no exercise price.

Warrants and other equity held by directors, officers and employees outside of the compensation plans are not included in the table above.

Security Ownership of Certain Beneficial Owners and Management

The following tables sets forth certain information as of December 11, 2024, with respect to the beneficial ownership of our common shares by: (1) all of our directors; (2) our named executive officers listed in the Summary Compensation Table; (3) all of directors and executive officers as a group; and (4) each person known by us to beneficially own more than 5% of our outstanding common shares.

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

Common shares subject to options, warrants or restricted share units currently exercisable or exercisable within 60 days of December 11, 2024 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants and restricted share units, but are not deemed outstanding for computing the percentage of any other person. The percentage ownership of our common shares of each person or entity named in the following table is based on 3,467,658 common shares outstanding as of December 11, 2024.

Directors and Officers

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Joan Chypyha	2,887	(2)	*
Sean MacDonald	13,826	(3)	*
Patrick Marshall	3,323	(4)	*
Pardeep Nijhawan, MD	730,357	(5)	19.99%
Frank Oakes	11,909	(6)	*
Charles Olson, DSc	2,858	(7)	*
Carlo Sistilli, CPA, CMA	12,295	(8)	*
Stephen Lemieux, CPA	8,148	(9)	*
Michael Brooks, PhD	81,830	(10)	2.3%

All directors and named executive officers as a group (9 persons)	867,433	(11)	23.9%

* Percentage of shares beneficially owned does not exceed one percent.

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Edesa Biotech, Inc., 100 Spy Court, Markham, ON Canada L3R 5H6.

(2)	Consists of (i) 29 common shares and (ii) 2,858 common shares issuable upon exercise of options exercisable within sixty days of December 11, 2024.

(3)	Consists of (i) 2,053 common shares and (ii) 11,753 common shares issuable upon exercise of options exercisable within sixty days December 11, 2024.

(4)

Consists of (i) 2,858 common shares issuable upon exercise of options exercisable within sixty days December 11, 2024 held by Patrick Marshall and.(ii) 465 common shares held by Quidnet Inc. for which Patrick Marshall has sole voting and dispositive power over all such shares.

(5)	Consists of (A)(i) 84,973 common shares, (ii) 48,776 common shares issuable upon exercise of options exercisable within sixty days of December 11, 2024 and (iii) 47,645 common shares issuable upon the conversion of restricted share units held by Pardeep Nijhawan; (B)(i) 341,702 common shares (ii) 16,305 common shares issuable upon exercise of warrants exercisable within sixty days of December 11, 2024 and (iii) 56,925 common shares issuable upon conversion of preferred shares within sixty days of December 11, 2024 held by Pardeep Nijhawan Medicine Professional Corporation for which Pardeep Nijhawan has sole voting and dispositive power over all such shares; (C) 32,013 common shares held by The Digestive Health Clinic Inc. for which Pardeep Nijhawan has sole voting and dispositive power over all such shares; (D) 53,104 common shares held by 1968160 Ontario Inc. for which Pardeep Nijhawan has sole voting and dispositive power over all such shares and (E)(i) 32,609 common shares and (ii) 16,305 common shares issuable upon exercise of warrants exercisable within sixty days of December 11, 2024 held by The New Nijhawan Family Trust 2015 for which each of Pardeep Nijhawan and Nidhi Nijhawan, as trustees, have voting and dispositive power over all such shares. Excludes (i) 326,560 common shares underlying warrants held by Pardeep Nijhawan Medicine Professional Corporation which are subject to a 19.99% beneficial ownership blocker, (ii) 378,489 common shares underlying Preferred Shares held by Pardeep Nijhawan Medicine Professional Corporation which are subject to a 19.99% beneficial ownership blocker and (iii) 11,050 common shares underlying restricted share units held by Pardeep Nijhawan which are subject to a 19.99% beneficial ownership blocker.

(6)	Consists of 11,909 common shares issuable upon exercise of options exercisable within sixty days of December 11, 2024.

(7)	Consists of 2,858 common shares issuable upon exercise of options exercisable within sixty days of December 11, 2024.

(8)

Consists of (i) 11,773 common shares issuable upon exercise of options exercisable within sixty days of December 11, 2024 held by Carlo Sistilli and (ii) 522 common shares held by York-Cav Enterprises Inc. for which Carlo Sistilli, as President and Director, has sole voting and dispositive power over all such shares.

(9)

Consists of (i) 5,662 common shares issuable upon exercise of options exercisable within sixty days of December 11, 2024 and (ii) 2,486 common shares issuable upon the conversion of restricted share units.

(10)

Consists of (i) 4,354 common shares, (ii) 63,858 common shares issuable upon exercise of options exercisable within sixty days of December 11, 2024, (iii) 303 common shares issuable upon exercise of warrants exercisable within sixty days of December 11, 2024 and (iv) 13,315 common shares issuable upon conversion of restricted share units.

(11)	Consists of (i) 551,824 common shares, (ii) 162,325 common shares issuable upon exercise of options exercisable within sixty days of December 11, 2024, (iii) 32,913 common shares issuable upon exercise of warrants exercisable within sixty days of December 11, 2024, (iv) 63,446 common shares issuable upon conversion of restricted share units and (v) 56,925 common shares issuable upon conversion of Preferred Shares within sixty days of December 11, 2024.

Shareholders Known by Us to Own 5% or More of Our Common Shares

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned

Lumira Capital II, L.P. and Lumira Capital II (International), L.P. (1)	234,786	(1)	6.8%

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The following is a description of transactions since October 1, 2022 to which we have been a participant in which the amount involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent of the average of our total assets at year end for the last two completed fiscal years in which any of our directors, executive officers or holders of more than 5% of our voting securities, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements.

Right-of-Use Lease Agreement

In January 2017, Edesa Biotech Research entered into a right-of-use lease agreement with 1968160 Ontario Inc., a company related to Dr. Nijhawan, our Chief Executive Officer, for office space that serves as our principal executive office. The original lease expired on December 31, 2022 and we executed a two-year term extension through December 31, 2024. Monthly rents during the term ranged from C$8,320 to C$9,020 plus HST. Rents of approximately $78,000 and $82,000 were incurred during the years ended September 30, 2024 and 2023, respectively. Rents of approximately $30,000 and $15,000 were payable at September 30, 2024 and September 30, 2023, respectively.

Credit Agreement

On October 20, 2023, the Company entered into the Credit Agreement with PN MPC, an entity controlled by Dr. Nijhawan, our Chief Executive Officer, providing for the Line of Credit in the principal amount of up to $10 million, with the Credit Limit of $3.5 million, which was available immediately upon the execution of the Credit Agreement.

The Line of Credit bore interest at the Canadian Imperial Bank of Commerce US Base-Interest Rate plus 3% per annum and has a maturity date of March 31, 2026, unless terminated earlier by either party with 90 days’ notice. The Company had the right at any time, and from time to time, to prepay all or any portion of each advance without premium or penalty.

Additionally, the Company agreed to pay a monthly standby fee for the term of the Credit Agreement, calculated as of the last business day of each month, on the difference between the Credit Limit at such time and the principal amount of outstanding advances, based on an annual interest rate of 1.5%. Prior to termination, $51,000 of standby fees had accrued.

The Credit Agreement was terminated in October 2024. Prior to the termination of the Credit Agreement, we had not borrowed any funds thereunder. We incurred no termination penalties in connection with the termination of the Credit Agreement.

Preferred Shares

In October 2024, we entered into a Securities Purchase Agreement with PN MPC, an entity controlled by Pardeep Nijhawan, the Company’s Chief Executive Officer, Secretary and member of the board of directors of the Company, pursuant to which the Company agreed to issue and sell to PN MPC in a private placement, up to $5.0 million of Preferred Shares, each of which is initially convertible into approximately 2,903 Conversion Shares, at a conversion price of $3.445 per Conversion Share, and Warrants to purchase Warrant Shares at an exercise price of $3.445 per Warrant Share. The Preferred Shares and the Warrants were sold together in a fixed combination of one Preferred Share and a Warrant to purchase a number of common shares equal to 75% of the underlying Conversion Shares at a combined purchase price of $10,272.13 per Preferred Share and related Warrants. Under the Purchase Agreement, PN MPC has purchased 150 Preferred Shares initially convertible into an aggregate of 435,414 Conversion Shares and Warrants to purchase up to an aggregate of 326,560 Warrant Shares for an aggregate purchase price of $1,540,819. The Warrants expire five years from the issuance date. We have the right to require PN MPC to purchase additional Preferred Shares and Warrants (up to an aggregate investment of $5.0 million); provided however, no more than an aggregate of $2.0 million of Preferred Shares and Warrants may be issued and sold pursuant to the Purchase Agreement without shareholder approval in accordance with applicable Canadian securities laws.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the aggregate fees billed for audit and other services provided for the years ended September 30, 2024 and 2023 rendered by MNP LLP.

Principal Accountant Fees and Services

Type of Service	Year Ended 2024	Year Ended 2023

Audit Fees	$138,434	$137,260
Audit - related fees	102,882	108,300
Tax Fees	2,360	10,076

Total	$243,676	$255,636

Audit Fees

Audit fees consisted of fees incurred for professional services rendered for audits and interim reviews of the years ended September 30, 2024 and 2023. Audit-related fees include assurance and related services that were incurred for procedures related to registrations and offerings.

Tax Fees

Tax fees consisted of fees incurred for professional services rendered for tax compliance related to tax returns during the years ended September 30, 2024 and 2023.

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

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to an amount or range of estimated fees. All proposed engagements of the auditor for audit and permitted non-audit services are submitted to the Audit Committee for approval prior to the beginning of any such services. Our auditors are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee pre-approved 100% of the audit and non-audit services performed by our independent registered public accounting firm for the years ended September 30, 2024 and 2023.

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

3.5	Certificate of Change of Name of the Company, dated June 7, 2019 (included as Exhibit 3.6 to the Company's Annual Report on Form 10-K filed on December 12, 2019, and incorporated herein by reference).

3.6	Amended and Restated Articles of Edesa Biotech, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 31, 2024).

3.7	Notice of Articles of Edesa Biotech, Inc. (filed herewith).

4.1	Specimen of common share certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on August 30, 2019, and incorporated herein by reference).

4.2	Form of Class A Purchase Warrant issued to investors (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 6, 2020, and incorporated herein by reference).

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

4.12

Form of Common Share Purchase Warrant issued to H.C. Wainwright & Co., Inc. designees on June 7, 2019 (included as Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed on December 15, 2023, and incorporated herein by reference).

4.13

Form of Common Share Purchase Warrant issued to Pardeep Nijhawan Medicine Professional Corporation or its assigns on October 30, 2024 (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 30, 2024, and incorporated herein by reference).

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

10.37@

Amendment No. 3 to Edesa Biotech, Inc. 2019 Equity Incentive Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2024, and incorporated herein by reference).

10.38

At The Market Offering Agreement, dated October 4, 2024, by and between Edesa Biotech, Inc. and H.C. Wainwright & Co., LLC (included as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 4, 2024, and incorporated herein by reference).

10.39

Securities Purchase Agreement, dated October 30, 2024, by and between Edesa Biotech, Inc. and Pardeep Nijhawan Medicine Professional Corporation (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2024, and incorporated herein by reference).

19.1	Insider Trading Policy (filed herewith).

21	Subsidiaries of Edesa Biotech, Inc. (included as Exhibit 21 to the Company’s Annual Report on Form 10-K filed on December 7, 2020, and incorporated herein by reference).

23.1	Consent of MNP LLP (filed herewith).

24.1	Power of Attorney (included on signature page).

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

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Repayment (Clawback) Policy (included as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on December 15, 2023, and incorporated herein by reference).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

EDESA BIOTECH, INC.

Date: December 13, 2024	/s/ Pardeep Nijhawan
Pardeep Nijhawan, MD
Director, Chief Executive Officer and Corporate Secretary (Principal Executive Officer)

Date: December 13, 2024	/s/ Stephen Lemieux
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Pardeep Nijhawan	Director, Chief Executive Officer, and	December 13, 2024
Pardeep Nijhawan	Corporate Secretary (Principal Executive Officer)

/s/ Stephen Lemieux	Chief Financial Officer	December 13, 2024
Stephen Lemieux	(Principal Financial and Accounting Officer)

/s/ Joan Chypyha	Director	December 13, 2024
Joan Chypyha

/s/ Sean MacDonald	Director	December 13, 2024
Sean MacDonald

/s/ Patrick Marshall	Director	December 13, 2024
Patrick Marshall

/s/ Frank Oakes	Director	December 13, 2024
Frank Oakes

/s/ Charles Olson	Director	December 13, 2024
Charles Olson

/s/ Carlo Sistilli	Chairman of the Board of Directors	December 13, 2024
Carlo Sistilli

EDESA BIOTECH, INC.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Edesa Biotech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Edesa Biotech, Inc. (the “Company") as of September 30, 2024, and 2023, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2024 and 2023, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has incurred a net comprehensive loss, negative cash flows from operations and has a net working capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

Critical Audit Matter Description

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency as at September 30, 2024 that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is ultimately dependent on its product candidates receiving approval from the Food and Drug Administration, Health Canada and the regulatory authorities of other countries in which its products are proposed to be sold and whether it is able to successfully market the approved products. Management intends to continue to fund its business by way of equity financing. However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern. This matter is also described in the “Material Uncertainty Related to Going Concern” section of our report.

We identified the Company’s ability to continue as a going concern as a critical audit matter because auditing the Company’s going concern assessment is complex and involves a high degree of auditor judgment to assess the reasonableness of the cash flow forecasts.

Audit Response

We responded to this matter by performing procedures over management’s assessment of the Company’s ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

●	We evaluated management’s process for preparing the business plan with forecasted cash flows included in the going concern assessment;

●	We assessed the completeness, accuracy, and relevance of underlying data used in management’s forecast;

●

We evaluated the reasonableness of the underlying assumptions included in the forecasted cash flows used by management in their business plan considering the Company’s current and past performance, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit; and

●

We assessed the adequacy of the going concern disclosures included in Note 1 of the consolidated financial statements and considered if these are appropriate to reflect the assessments that management has performed.

/s/ MNP LLP Chartered Professional Accountants Licensed Public Accountants
We have served as the Company’s auditor since 2019.

Toronto, Canada
December 13, 2024

EDESA BIOTECH, INC.

Consolidated Balance Sheets

	September 30, 2024	September 30, 2023

Assets:

Current assets:
Cash and cash equivalents	$1,037,320	$5,361,397
Accounts and other receivable	270,908	626,543
Prepaid expenses and other current assets	367,394	448,912

Total current assets	1,675,622	6,436,852

Non-current assets:
Property and equipment, net	-	8,702
Long-term deposits	41,151	173,490
Intangible asset, net	2,078,848	2,180,020
Right-of-use assets	18,361	91,373

Total assets	$3,813,982	$8,890,437

Liabilities and shareholders' equity:

Current liabilities:
Accounts payable and accrued liabilities	$1,812,960	$1,747,150
Short-term right-of-use lease liabilities	19,867	74,714

Total current liabilities	1,832,827	1,821,864

Non-current liabilities:
Long-term right-of-use lease liabilities	-	19,773

Total liabilities	1,832,827	1,841,637

Commitments (Note 7)

Shareholders' equity:
Capital shares
Authorized unlimited common and preferred shares without par value
Issued and outstanding: 3,247,389 common shares (September 30, 2023 - 3,075,473)	47,236,024	46,643,151
Additional paid-in capital	13,576,757	13,039,265
Accumulated other comprehensive loss	(242,613)	(214,648)
Accumulated deficit	(58,589,013)	(52,418,968)

Total shareholders' equity	1,981,155	7,048,800

Total liabilities and shareholders' equity	$3,813,982	$8,890,437

The accompanying notes are an integral part of these consolidated financial statements.

EDESA BIOTECH, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended
	September 30, 2024	September 30, 2023

Expenses:
Research and development	$2,881,967	$4,794,549
General and administrative	4,132,777	4,428,209

Loss from operations	(7,014,744)	(9,222,758)

Other income (loss):
Reimbursement grant income	698,277	581,039
Interest income	153,498	289,846
Misc other income	14,766	-
Foreign exchange loss	(21,042)	(21,742)

	845,499	849,143

Loss before income taxes	(6,169,245)	(8,373,615)

Income tax expense	800	800

Net loss	(6,170,045)	(8,374,415)

Exchange differences on translation	(27,965)	(1,046)

Net comprehensive loss	$(6,198,010)	$(8,375,461)

Weighted average number of common shares	3,197,423	2,858,929

Loss per common share - basic and diluted	$(1.93)	$(2.93)

The accompanying notes are an integral part of these consolidated financial statements.

EDESA BIOTECH, INC.

Consolidated Statements of Cash Flows

	Years Ended
	September 30, 2024	September 30, 2023

Cash flows from operating activities:
Net loss	$(6,170,045)	$(8,374,415)
Adjustments for:
Depreciation and amortization	186,049	183,471
Share-based compensation	537,492	1,246,457
Gain on payable forgiveness	(14,766)	-
Changes in working capital items:
Accounts and other receivable	356,339	562,770
Prepaid expenses and other current assets	197,136	301,504
Accounts payable and accrued liabilities	17,590	(556,270)

Net cash used in operating activities	(4,890,205)	(6,636,483)

Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	729,387	4,345,017
Proceeds from exercise of warrants	-	770,532
Payments for issuance costs of common shares and warrants	(107,824)	(285,438)
Repayment of debt	(29,532)	-

Net cash provided by financing activities	592,031	4,830,111

Effect of exchange rate changes on cash and cash equivalents	(25,903)	76,850

Net change in cash and cash equivalents	(4,324,077)	(1,729,522)
Cash and cash equivalents, beginning of year	5,361,397	7,090,919

Cash and cash equivalents, end of year	$1,037,320	$5,361,397

The accompanying notes are an integral part of these consolidated financial statements.

EDESA BIOTECH, INC.

Consolidated Statements of Changes in Shareholders’ Equity

	Shares #	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Balance - September 30, 2022
	2,380,280	$42,473,099	$11,176,345	$(213,602)	$(44,044,553)	$9,391,289

Issuance of common shares and warrants in equity offering	580,876	3,400,191	944,828	-	-	4,345,019
Issuance of common shares upon exercise of warrants	100,760	994,618	(224,087)			770,531
Issuance of common shares upon exercise of restricted share units	13,557	75,920	(75,920)			-
Issuance costs	-	(300,677)	(28,358)	-	-	(329,035)
Share-based compensation	-	-	1,246,457	-	-	1,246,457
Net loss and comprehensive loss	-	-	-	(1,046)	(8,374,415)	(8,375,461)

Balance - September 30, 2023	3,075,473	$46,643,151	$13,039,265	$(214,648)	$(52,418,968)	$7,048,800

Issuance of common shares	171,916	729,387	-	-	-	729,387
Issuance costs	-	(136,514)	-	-	-	(136,514)
Share-based compensation	-	-	537,492	-	-	537,492
Net loss and comprehensive loss	-	-	-	(27,965)	(6,170,045)	(6,198,010)

Balance - September 30, 2024	3,247,389	$47,236,024	$13,576,757	$(242,613)	$(58,589,013)	$1,981,155

The accompanying notes are an integral part of these consolidated financial statements.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2024 and 2023

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis which presumes the realization of assets and the discharge of liabilities in the normal course of operations for at least the next twelve months.

For the year ended September 30, 2024, the Company incurred a comprehensive loss of $6.2 million resulting in an accumulated deficit of $58.6 million. For the year ended September 30, 2024, the Company had a net cash outflow from operating activities of $4.9 million and ended the year with $1.0 million in cash and cash equivalents and a net working capital deficit of $0.2 million. Subsequent to the year end, the Company received proceeds of $1.5 million from the sale of Preferred Shares to the Pardeep Nijhawan Medicine Professional Corporation (PN MPC). The Company’s ability to continue as a going concern is dependent on obtaining additional funding through financings, other strategic activities as well as via grants, to fund the development of its drug candidates. There can be no assurance that the Company will be successful in raising the necessary financing. These conditions indicate the existence of a material uncertainty that may cast significant doubt about the Company’s ability to continue as a going concern.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements. These adjustments could be material.

Liquidity

The Company’s operations have historically been funded through issuances of common shares, exercises of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives.

In August 2022 the Company filed a $150.0 million shelf registration statement, under which the Company entered into an equity distribution agreement with Canaccord for $20.0 million in gross proceeds, subject to certain offering limitations that allowed the Company to offer and sell common shares having an aggregate gross sales price of up to $8.4 million (Canaccord ATM). The Canaccord ATM was terminated in October 2024. In October 2024, the Company entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC as a sales agent (HCW ATM) pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $3.87 million in gross proceeds.

The Company’s primary use of cash and cash equivalents is to fund operating expenses, which consist of research and development (R&D) and general and administrative (G&A) expenditures. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $4.9 million and $6.6 million for the years ended September 30, 2024 and 2023, respectively. The Company incurred net losses of $6.2 million and $8.4 million for the years ended September 30, 2024 and 2023.

In October 2024, the Company entered into a Securities Purchase Agreement with PN MPC, an entity controlled by Pardeep Nijhawan, the Company’s Chief Executive Officer, Secretary and member of the board of directors of the Company, pursuant to which the Company agreed to issue and sell to PN MPC in a private placement, up to $5 million of shares (Preferred Shares) of the Company’s newly designated Series A-1 Convertible Preferred Shares, stated value $10,000 per share, each of which is initially convertible into approximately 2,903 common shares (Conversion Shares), without par value, of the Company (Common Shares) at a conversion price of $3.445 per Conversion Share, and warrants (Warrants) to purchase Common Shares (Warrant Shares) at an exercise price of $3.445 per Warrant Share. The Preferred Shares and the Warrants are being sold together in a fixed combination of one Preferred Share and a Warrant to purchase a number of Common Shares equal to 75% of the underlying Conversion Shares at a combined purchase price of $10,272.13 per Preferred Share and related Warrants. Under the Purchase Agreement, PN MPC has purchased 150 Preferred Shares initially convertible into an aggregate of 435,414 Conversion Shares and Warrants to purchase up to an aggregate of 326,560 Warrant Shares for an aggregate purchase price of $1,540,819. The Warrants expire five years from the issuance date.

In October 2023, the Company entered into a multi-year contribution agreement (2023 SIF Agreement) with the Canadian Government’s Strategic Innovation Fund (SIF). Under the 2023 SIF Agreement, the Government of Canada committed up to C$23 million in partially repayable funding. Of the C$23 million committed by SIF, up to C$5.8 million is not repayable by the Company. The remaining C$17.2 million is conditionally repayable starting in 2029 only if and when the Company earns gross revenue. See Note 9. In February 2021, the Company signed a contribution agreement with the Canadian government’s SIF (2021 SIF Agreement), the Company was eligible to receive cash reimbursements up to C$14.1 million in the aggregate for certain R&D expenses related to the EB05 clinical development program. All potential funding available under the 2021 SIF Agreement has been received. For the years ended September 30, 2024 and 2023, the Company recorded grant income of $0.7 million and $0.6 million respectively related to the 2023 SIF Agreement.

In October 2023, the Company entered into a $10.0 million revolving credit agreement with Pardeep Nijhawan Medicine Professional Corporation (Credit Agreement), providing an unsecured revolving credit facility, with a credit limit of $3.5 million (Credit Limit) which is available immediately. The line of credit bears interest at the Canadian Imperial Bank of Commerce US Base-Interest Rate plus 3% per annum and has a maturity date of March 31, 2026, unless terminated earlier by either party with 90 days’ notice. Advances under the line of credit are tied to a borrowing base (Borrowing Base) consisting of eligible grant receivables from SIF, future potential license fee receivables and any other accounts receivable. At no time shall the aggregate principal amount of all advances outstanding exceed the lesser of (i) the Credit Limit and (ii) an amount equal to 85% of the Borrowing Base. No amounts have been drawn upon from the Credit Agreement. The Credit Agreement was terminated in October 2024.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2024 and 2023

In March 2023, the Company entered into an equity distribution agreement with Canaccord, as sales agent, pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $20 million in gross proceeds, subject to certain offering limitations that currently allows the Company to offer and sell common shares having an aggregate gross sales price of up to $8.4 million. At September 30, 2024, the Company sold a total of 171,916 common shares pursuant to the agreement for gross proceeds of approximately $0.7 million.

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

Accounts and other receivables

The Company assesses the collectability of its accounts receivables through a review of its current aging and payment terms, as well as an analysis of its historical collection rate, general economic conditions and credit status of the government agencies. Accounts and other receivables include reimbursement grant income for the Company’s federal grant with the Canadian government’s SIF and Harmonized Sales Tax (HST) refunds receivables. As of September 30, 2024, all outstanding accounts, grants and HST refunds receivables were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2024 and 2023

Property and equipment

Property and equipment are recorded at historical cost less accumulated depreciation and any accumulated impairment losses. Depreciation is recorded to write off the cost of assets less their residual values over their useful lives, using the declining balance and straight-line methods. Maintenance and repair expenditures that do not improve or extend the life are expensed in the period incurred. Any gain or loss arising on the disposal or retirement of an item of property and equipment is recognized as the difference between the sales proceeds and the carrying amount of the asset. The estimated useful lives, residual values and depreciation methods are reviewed at the end of each year, with the effect of any changes in estimate accounted for on a prospective basis. The Company capitalizes expenditures greater than $5,000. The Company changed its depreciation policy to straight line depreciation.

The depreciation policy for the principal asset categories are calculated as follows:

●	Computer equipment 30% declining balance method or straight line 3 years

●	Furniture and equipment 20% declining balance method or straight line for 4 years

Intangible assets

Intangible assets represent the exclusive world-wide rights to know-how, patents and data relating to certain monoclonal antibodies (the Constructs), including sublicensing rights, acquired by entering into a license agreement with a pharmaceutical development company. Unless earlier terminated, the term of the license agreement will remain in effect for 25 years from the date of first commercial sale of licensed products containing the Constructs. Subsequently, the license agreement will automatically renew for five-year periods unless either party terminates the agreement in accordance with its terms. Intangible assets are stated at their historical cost, amortized on a straight-line basis over their expected useful lives, which is 25 years, and subject to impairment review at the end of each year.

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

Reimbursement Grant Income

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

For the Years Ended September 30, 2024 and 2023

Share-based compensation

The Company has equity incentive plans under which various types of equity-based awards including share options, restricted shares and restricted share unit awards may be granted to employees, non-employee directors and non-employee consultants and warrants that may be granted as compensation to non-employees.

The Company measures the cost of equity-settled transactions by reference to the fair value of the equity instruments at the date at which they are granted.

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

For the Years Ended September 30, 2024 and 2023

Earnings (loss) per share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year.

The computation of diluted earnings (loss) per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings (loss) per share. The dilutive effect of convertible securities would be reflected in diluted earnings per share by application of the “if converted” method. The dilutive effect of outstanding share options and warrants and their equivalents would be reflected in diluted earnings per share by application of the treasury stock method. However, conversion of outstanding share options and warrants would have an antidilutive effect on loss per share for the years ended September 30, 2024 and 2023 and are therefore excluded from the computation of diluted loss per share. See Note 8 for share options and warrants at September 30, 2024 and 2023.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of the guidance on the consolidated financial statements and disclosures.

4. Property and equipment

Property and equipment, net consisted of the following:

	September 30, 2024	September 30, 2023

Computer equipment	$46,945	$46,945
Furniture and equipment	5,603	5,603

	52,548	52,548
Less: accumulated depreciation	(52,548)	(43,846)

Depreciable assets, net	$-	$8,702

Assets not in service	-	-

Total property and equipment, net	$-	$8,702

Depreciation expense amounted to $8,702 and $4,328 for the years ended September 30, 2024 and 2023, respectively.

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

For the Years Ended September 30, 2024 and 2023

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

Intangible assets, net consisted of the following:

	September 30, 2024	September 30, 2023

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(450,635)	(349,463)

Total intangible assets, net	$2,078,848	$2,180,020

Amortization expense amounted to $101,172 for each of the years ended September 30, 2024, and 2023, respectively.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2025	101,172
September 30, 2026	101,172
September 30, 2027	101,172
September 30, 2028	101,172
September 30, 2029	101,172
Thereafter	1,572,988

$2,078,848

6. Right-of-Use Asset and Liabilities

Related party ROU asset and liability

The Company leases a facility used for executive offices from a related company. The original lease expired in December 2022 and the Company executed a two-year term extension through December 31, 2024.

The components of lease cost were as follows:

	September 30, 2024	September 30, 2023
Right-of-use lease cost, included in general and administrative on the Statements of Operations	$78,073	$82,358

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2024 and 2023

Lease terms and discount rates were as follows:

	September 30, 2024	September 30, 2023
Remaining lease term (months):	3	15
Estimated incremental borrowing rate:	9.2%	9.2%

The approximate future minimum lease payments under operating leases at September 30, 2024 were as follows:

Year Ending
September 30, 2025	20,019

Total lease payments	20,019
Less imputed interest	152

Present value of right-of-use lease liabilities	19,867
Present value included in current liabilities	19,867

Present value included in long-term liabilities	$-

Cash flow information was as follows:

	Years Ended
	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of right-of-use lease liabilities, included in accounts payable and accrued liabilities on the Statements of Cash Flow.	$77,954	$79,222

7. Commitments

Research and other commitments

The Company has commitments for contracted research organizations who perform clinical trials for the Company’s ongoing clinical studies and other service providers. Aggregate future contractual payments at September 30, 2024 are as follows:

Year Ending

September 30, 2025	$212,667
September 30, 2026	34,667
September 30, 2027	34,666
September 30, 2028	-
September 30, 2029	-

$282,000

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2024 and 2023

License and royalty commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to certain know-how, patents and data relating to certain monoclonal antibodies (the Constructs), including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 5 for intangible assets. Under the license agreement, the Company is committed to payments of up to an aggregate amount of $356 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. The Company also has a commitment to pay royalties based on any net sales of products containing the Constructs in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No milestone, royalty or sublicensing payments were made to the third party during the years ended September 30, 2024 and 2023. In connection with this license agreement and pursuant to a purchase agreement entered into in April 2020, the Company acquired drug substance of one of the Constructs for an aggregate purchase price of $5.0 million. No expense was recorded during the years ended September 30, 2024 and September 30, 2023.

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.4 million. Upon divestiture of substantially all of the assets of the Company, the Company shall pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. No license or royalty payments were made to the third party during the years ended September 30, 2024 and 2023, respectively.

In March 2021, through its Ontario subsidiary, the Company entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement. For the years ended September 30, 2024 and 2023, the Company recorded expenses of $100,000 and $50,000, respectively, as a result of meeting milestones outlined in the 2021 license agreement. The Company is committed to remaining payments of up to an aggregate amount of $68.9 million, primarily relating to future potential commercial approval and sales milestones. In addition, if the Company fails to file an investigational new drug application or foreign equivalent (IND) for the product within a certain period of time following the date of the agreement, the Company is required to remit to the inventor a fixed license fee quarterly as long as the requirement to file an IND remains unfulfilled.

Retirement savings plan 401(k) contributions

Executive officers and employees of the California subsidiary are eligible to receive the Company’s non-elective safe harbor employer contribution of 3% of eligible compensation under a 401(k) plan to provide retirement benefits. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were $17,870 and $16,872 during the years ended September 30, 2024 and 2023, respectively.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2024 and 2023

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

Equity distribution agreement

On March 27, 2023, the Company entered into the Canaccord ATM, pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $20.0 million in gross proceeds, subject to certain offering limitations that currently allow the Company to offer and sell common shares having an aggregate gross sales price of up to $8.4 million. The Company has no obligation to sell any of the common shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms. During the year ended September 30, 2024, the Company sold a total of 171,916 common shares pursuant to the agreement for gross proceeds of approximately $0.7 million. During the year ended September 30, 2023, the Company sold a total of 196,401 common shares pursuant to the agreement for gross proceeds of approximately $1.3 million. The Canaccord ATM was terminated on October 3, 2024.

At The Market Offering Agreement

On October 4, 2024, the Company entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC as a sales agent (HCW ATM) pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $3.87 million in gross proceeds. The Company has no obligation to sell any of the common shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms. Subsequent to the year ended September 30, 2024, the Company sold a total of 220,269 common shares pursuant to the agreement for net proceeds of approximately $0.6 million after deducting sales agent commissions.

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

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrant Shares (#)	Weighted Average Exercise Price

Balance - September 30, 2022	521,718	$28.00

Issued	384,496	8.75
Exercised	(100,760)	7.65
Expired	(84,545)	37.29

Balance - September 30, 2023	720,909	$19.51

Expired	(111,192)	7.26

Balance - September 30, 2024	609,717	$21.74

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2024 and 2023

The weighted average contractual life remaining on the outstanding warrants at September 30, 2024 is 29 months.

The following table summarizes information about the warrants outstanding at September 30, 2024:

Number of Warrants (#)	Exercise Prices	Expiry Dates
1,687	$22.40	January 2025
173,614	$10.50	December 2025
15,627	$56.00	February 2026
27,399	$31.94	March 2027
391,390	$24.64	September 2027
609,717

There were no warrants issued during the year ended September 30, 2024. The fair value of warrants issued during the year ended September 30, 2023 were estimated using the Black-Scholes option valuation model using the following assumptions:

	Year Ended September 30,2023
	Class A Warrants	Class B Warrants

Risk free interest rate	4.54%	4.76%
Expected life (years)	3.14	1.14
Expected share price volatility	90.73%	89.70%
Expected dividend yield	0.00%	0.00%

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2024 and 2023

Share options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the 2019 Plan) administered by the independent members of the Board of Directors, which amended and restated prior plans. Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. The total number of shares available for issuance under the terms of the 2019 Plan is 642,737. The remaining number of shares available to grant at September 30, 2024 is 141,099.

The Company’s 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price of each option is determined by the independent members of the Board of Directors.

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance - September 30, 2022	314,853	$32.62	$23.94

Granted	118,579	7.47	5.23
Forfeited	(12,779)	22.76	16.23
Expired	(38)	1,973.20	1,973.20

Balance - September 30, 2023	420,615	$25.60	$18.84

Granted	500	4.10	3.10
Forfeited	(2,401)	15.00	10.70
Expired	(35,674)	33.18	25

Balance - September 30, 2024	383,040	$24.93	$18.33

There were no options exercised during the years ended September 30, 2024 or September 30, 2023. The intrinsic value of options outstanding at September 30, 2024 was $200.00.

The weighted average contractual life remaining on the outstanding options at September 30, 2024 is 80 months.

The following table summarizes information about the options under the 2019 Plan outstanding and exercisable at September 30, 2024:

Number of Options (#)	Exercisable at September 30, 2024 (#)	Range of Exercise Prices		Expiry Dates
374	374		$246.96	March 2025
37,719	37,719	C$	15.12	August 2027 - Dec 2028
43,031	43,031		$22.12	Feb 2030
51,006	51,006		$52.08 - 56.49	September 2030 - Oct 2030
81,041	81,013		$36.75 - 40.18	March 2025 - Sep 2031
58,753	52,957		$25.97	March 2025 - Feb 2032
111,116	62,288		$4.10 - 10.01	March 2025 - Oct 2033
383,040	328,388

The options exercisable at September 30, 2024 had a weighted average exercise price of $27.55 and an intrinsic value of $66.00 and a weighted average remaining life of 76 months. There were 54,652 options at September 30, 2024 that had not vested with a weighted average exercise price of $9.24 and an intrinsic value of $134.00 and a weighted average remaining life of 102 months.

The fair value of options granted during the years ended September 30, 2024 and 2023 was estimated using the Black-Scholes option valuation model using the following assumptions:

	Years Ended
	September 30, 2024	September 30, 2023

Risk free interest rate	4.92%	3.62% - 4.18%
Expected life (years)	5	5
Expected share price volatility	97.26%	95.3% - 97.34%
Expected dividend yield	0.00%	0.00%

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2024 and 2023

The Company recorded $0.5 million and $1.2 million of share-based compensation expenses for the years ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, the Company had approximately $0.1 million of unrecognized share-based compensation expense, which is expected to be recognized over a period of 24 months.

Restricted share units

The Company's 2019 Plan allows restricted share units (RSUs) to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the RSU term is not to exceed 10 years. The fair value is based on the 5-day VWAP of the Company's common shares up to the date of grant.

The following is a summary of changes in the status of RSUs from October 1, 2022 through September 30, 2024:

	Number of RSU (#)	Weighted Average Grant Date Fair Value

Balance - September 30, 2022	-	$-

Granted	46,602	5.60
Converted to common shares	(13,557)	5.60

Balance - September 30, 2023	33,045	$5.60

Granted	30,159	$4.56

Balance - September 30, 2024	63,204	$5.10

The following table summarizes information about the RSUs under the 2019 Plan outstanding and exercisable at September 30, 2024:

	Number of RSU (#)	Expiry Date
Fully-vested RSUs	63,204	August 2033 - September 2034

The RSUs that were granted in the current year was for compensation to the Company’s Chief Executive Officer who is receiving 50% of his salary in RSUs. In the comparative period, RSUs were granted in lieu of cash bonuses for certain employees and in lieu of payments on consulting invoices for services prior to the appointment of the new Chief Financial Officer. All RSUs that were granted vested immediately upon the grant date. The outstanding RSUs can be converted to common shares by the holder at any time prior to the expiry date.

There is no future unrecorded compensation expense for the RSUs.

9. Government Contributions

SIF

Reimbursement grant income for the Company’s federal grant with the Canadian government’s SIF is recorded based on the claim period of eligible costs.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2024 and 2023

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

Under the October 2023 SIF Agreement the Company recorded grant income of $0.7 million and $0.6 million for the years ended September 30, 2024 and September 30, 2023, respectively.

Canada Emergency Business Account

During year ended September 30, 2024, the Company recognized a $20,000 Canadian dollar gain from loan forgiveness related to its Canada Emergency Business Account (CEBA) loan. This forgiveness was granted upon successful repayment of $40,000 Canadian dollar of the loan balance, in accordance with CEBA program terms. The forgiven amount is recorded as other income in the consolidated statements of operations. The CEBA loan has been fully repaid and closed with CIBC.

10. Income Tax

The reconciliation of the combined Canadian federal and provincial statutory income tax rate to the approximate effective tax rate is as follows:

	Years Ended
	September 30, 2024	September 30, 2023

Net loss before recovery of income taxes	$(6,169,000)	$(8,374,000)
Canadian federal and provincial statutory income tax rate	26.5%	26.5%

Expected income tax recovery	$(1,635,000)	$(2,219,000)
Effect of foreign currency and foreign tax rate differences	(58,200)	(207,200)
Permanent differences	147,000	339,000
Share issuance cost booked through equity or capitalization	36,000	(89,000)
Non-capital losses limitation - U.S.	0	899,000
Other	(38,000)	(94,000)
Change in valuation allowance	1,549,000	1,372,000

Income tax (recovery) expense	$800	$800

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2024 and 2023

Components of the net deferred tax asset or liability

Deferred taxes are provided as a result of temporary differences that arise due to the difference between the income tax values and the carrying amount of assets and liabilities. Approximate deferred tax assets and liabilities are as follows:

	September 30, 2024	September 30, 2023

Non-capital losses carried forward - Canada	$15,547,000	$13,943,000
Non-capital losses carried forward - U.S.	742,000	731,000
Research and development tax credits	1,504,000	1,371,000
Share issuance and financing costs	381,000	585,000
Right-of-use lease liabilities	5,000	25,000
Other temporary differences	21,000	44,000

Subtotal	$18,200,000	$16,699,000
Less: valuation allowance	(18,074,000)	(16,466,000)

Total net deferred tax assets	$126,000	$233,000

Property and equipment	$(2,000)	$(3,000)
Right-of-use assets	(5,000)	(24,000)
Grant Income receivable	(71,000)	(153,000)
Deferred share issuance costs	(48,000)	(53,000)

Total deferred tax liabilities	$(126,000)	$(233,000)

Net deferred taxes	$-	$-

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. It is more likely than not that a tax benefit will not be realized. Accordingly, net deferred tax assets have been fully offset by a valuation allowance.

Non-capital losses, capital losses, and research and development credits generated by Edesa Biotech USA, Inc. prior to changes in share ownership that occurred as a result of the reverse acquisition are substantially limited. It is unlikely that tax losses totaling $32.7 million and credits totaling $0.6 million will be utilized to offset potential future taxable income before expiration and they are excluded from deferred tax assets above.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2024 and 2023

The approximate Canadian non-capital losses carried forward at September 30, 2024 expire as follows:

2025	C$	16,000
2026		41,000
2027		84,000
2028		171,000
2029		507,000
2030		633,000
2031		504,000
2032		496,000
2033		79,000
2034		1,432,000
2035		1,628,000
2036		1,637,000
2037		1,564,000
2038		2,580,000
2039		1,279,000
2040		5,904,000
2041		9,366,000
2042		16,191,000
2043		7,890,000
2044		6,260,000

Total	C$	58,262,000

Share issuance and financing costs will be fully amortized in 2027.

The U.S. non-capital losses carried forward at September 30, 2024 totaled approximately $3.42 million, which do not expire for federal taxes. The U.S. state research and development tax credits carried forward at September 30, 2024 totaled approximately $0.6 million, which do not expire for state taxes. The approximate U.S. state non-capital losses carried forward at September 30, 2024 expire as follows:

2039	$70,000
2040	150,000
2041	68,000
2042	6,000
2044	41,000

Total	$335,000

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

For the Years Ended September 30, 2024 and 2023

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

The Company is also exposed to credit risk at year end from the carrying value of its cash and cash equivalents and accounts and other receivable. The Company manages this risk by maintaining bank accounts with Canadian Chartered Banks, U.S. banks believed to be credit worthy and money market mutual funds of U.S. government securities. The Company’s cash is not subject to any external restrictions. The Company assesses the collectability of accounts and receivables through a review of the current aging and terms, as well as an analysis of historical collection rates, general economic conditions and credit status of government agencies. Credit risk for the reimbursement grant and HST refunds receivable are not considered significant since amounts are due from the Canadian government’s SIF and the Canada Revenue Agency.

(c) Foreign exchange risk

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (FX) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At September 30, 2024, the Company and its Canadian subsidiary had assets denominated in Canadian dollars of approximately C$0.04 million and the U.S. dollar exchange rate at this date was equal to 1.3517 Canadian dollars. Based on the exposure at September 30, 2024, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $0.04 million.

(d) Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. In meeting its liquidity requirements, the Company closely monitors its forecasted cash requirements with expected cash drawdown.

12. Related party transactions

During each of the years ended September 30, 2024 and 2023, the Company paid cash of $78,000 and $82,000, respectively, for a ROU lease from a company controlled by the Company's CEO. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. On December 31, 2022, the Company executed a two-year lease extension through December 31, 2024 in accordance with the terms of the original lease agreement. Rents of approximately $30,000 and $15,000 were payable at September 30, 2024, and September 30, 2023, respectively.

The Company agreed to pay a monthly standby fee for the term of the Credit Agreement, which amounted to $51,000 in September 2024 and nil in September 2023.

13. Subsequent events

On October 4, 2024, the Company entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC as a sales agent (HCW ATM) pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $3.87 million in gross proceeds. The Company has no obligation to sell any of the common shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms. Subsequent to the year ended September 30, 2024, the Company sold a total of 220,269 common shares pursuant to the agreement for net proceeds of approximately $0.6 million after deducting sales commissions.

In October 2024, the Company entered into a Securities Purchase Agreement with PN MPC, an entity controlled by Pardeep Nijhawan, the Company’s Chief Executive Officer, Secretary and member of the board of directors of the Company, pursuant to which the Company agreed to issue and sell to PN MPC in a private placement, up to $5 million of shares (Preferred Shares) of the Company’s newly designated Series A-1 Convertible Preferred Shares, stated value $10,000 per share, each of which is initially convertible into approximately 2,903 common shares (Conversion Shares), without par value, of the Company (Common Shares) at a conversion price of $3.445 per Conversion Share, and warrants (Warrants) to purchase Common Shares (Warrant Shares) at an exercise price of $3.445 per Warrant Share. The Preferred Shares and the Warrants are being sold together in a fixed combination of one Preferred Share and a Warrant to purchase a number of Common Shares equal to 75% of the underlying Conversion Shares at a combined purchase price of $10,272.13 per Preferred Share and related Warrants. Under the Purchase Agreement, PN MPC has purchased 150 Preferred Shares initially convertible into an aggregate of 435,414 Conversion Shares and Warrants to purchase up to an aggregate of 326,560 Warrant Shares for an aggregate purchase price of $1,540,819. The Warrants expire five years from the issuance date.

As a result of the foregoing transactions and as of the date of this filing, the Company believes it has shareholders’ equity of at least $2.5 million and therefore satisfies the minimum Nasdaq listing requirement set forth in Nasdaq Listing Rule 5550(b)(1).