Form 10-K/A
period 2024-09-30
Edesa Biotech, Inc.
filed 2024-12-20
CIK 1540159

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EDESA BIOTECH, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended September 30, 2024

EXPLANATORY NOTE

Edesa Biotech, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “Original Report”), as filed with the Securities and Exchange Commission (the “SEC”) on December 13, 2024, in order to amend “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The revisions to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” are solely to disclose an additional shareholder as owning more than 5% or more of our common shares.

Correspondingly, “Item 15. Exhibits and Financial Statement Schedules” has been restated to include the required certifications by the Company’s principal executive officer and principal financial officer, which are included as Exhibits 31.3 and 31.4, respectively. Paragraphs 3, 4 and 5 of Exhibits 31.3 and 31.4 have been omitted in accordance with the SEC’s rules and guidance. Additionally, this Amendment No. 1 does not include the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, this Amendment No. 1 does not modify or update disclosure in, or exhibits to, the Original Report. Furthermore, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Report. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original Report was made. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and the Company’s other filings with the SEC.

PART III

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

Shareholders Known by Us to Own 5% or More of Our Common Shares

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned

Lumira Capital II, L.P. and Lumira Capital II (International), L.P. (1)	234,786	(1)	6.8%
Thomas A. Satterfield, Jr. (2)	219,348	(2)	6.3%

(1)
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

(2)
Consists of (i) 43,000 shares held by Thomas A. Satterfield, Jr.; (ii) 43,348 shares are held by Tomsat Investment & Trading Co., Inc., a corporation controlled by Mr. Satterfield and of which he serves as President; (iii) 110,000 shares are held by Caldwell Mill Opportunity Fund, LLC which fund is managed by an entity of which Mr. Satterfield owns a 50% interest and serves as Chief Investment Manager; (iv) 15,000 shares are held by A.G. Family L.P., a partnership managed by a general partner controlled by Mr. Satterfield and (v) 8,000 shares held by Rebecca A. Satterfield, for which Mr. Satterfield has a limited power of attorney for voting and disposition purposes. The address of the reporting person is 15 Colley Cove Drive, Gulf Breeze, Florida 32561. We relied in part on the SEC Schedule 13G filed with the SEC on June 3, 2024 for this information.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this Annual Report:

(1)	Financial Statements (previously filed with the Original Report)

The list of consolidated financial statements and notes required by this Item 15 (a) (1) is set forth in the “Index to Financial Statements” on page F-1 of the Original Report.

(2)	Financial Statement Schedules (previously filed with the Original Report)

All schedules have been omitted because the required information is included in the financial statements or notes thereto.

(3)	Exhibits

The exhibits listed on the Exhibit Index below are filed as part of this Annual Report.

EXHIBIT INDEX

Exhibit No.	Description

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

3.5	Certificate of Change of Name of the Company, dated June 7, 2019 (included as Exhibit 3.6 to the Company's Annual Report on Form 10-K filed on December 12, 2019, and incorporated herein by reference).

3.6	Amended and Restated Articles of Edesa Biotech, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 31, 2024).

3.7#	Notice of Articles of Edesa Biotech, Inc.

4.1	Specimen of common share certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on August 30, 2019, and incorporated herein by reference).

4.2	Form of Class A Purchase Warrant issued to investors (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 6, 2020, and incorporated herein by reference).

4.3
Form of Warrant issued to Brookline Capital Markets, a division of Arcadia Securities, LLC (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 6, 2020, and incorporated herein by reference).

4.4	Form of Warrant (included as Exhibit 4.2 to the Company's Registration Statement on Form S-1 filed on May 8, 2018, and incorporated herein by reference).

4.5	Form of Underwriter Warrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on February 26, 2021, and incorporated herein by reference).

4.6	Form of Pre-Funded Warrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 23, 2022, and incorporated herein by reference).

4.7	Form of Private Placement Warrant (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2022, and incorporated herein by reference).

4.8	Form of Placement Agent Warrant (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 23, 2022, and incorporated herein by reference).

4.9	Form of Class A Warrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 3, 2022, and incorporated herein by reference).

4.10	Form of Class B Warrant (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 3, 2022, and incorporated herein by reference).

4.11#	Description of Securities.

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

19.1#	Insider Trading Policy.

21	Subsidiaries of Edesa Biotech, Inc. (included as Exhibit 21 to the Company’s Annual Report on Form 10-K filed on December 7, 2020, and incorporated herein by reference).

23.1#	Consent of MNP LLP.

24.1#	Power of Attorney (included on signature page).

31.1#	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.4
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Repayment (Clawback) Policy (included as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on December 15, 2023, and incorporated herein by reference).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

# Previously filed.

† Previously furnished. The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Edesa Biotech, Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDESA BIOTECH, INC.

Date: December 20, 2024	/s/ Pardeep Nijhawan
Pardeep Nijhawan, MD
Director, Chief Executive Officer and Corporate Secretary (Principal Executive Officer)