Form 10-Q
period 2024-12-31
Edesa Biotech, Inc.
filed 2025-02-14
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 14, 2025, the registrant had 6,936,404 common shares issued and outstanding.

EDESA BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended December 31, 2024

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Edesa Biotech, Inc.

Condensed Interim Consolidated Balance Sheets

	December 31, 2024	September 30, 2024
		Audited
Assets:

Current assets:
Cash and cash equivalents	$1,563,502	$1,037,320
Accounts and other receivable	350,639	270,908
Prepaid expenses and other current assets	157,787	367,394

Total current assets	2,071,928	1,675,622

Non-current assets:
Long-term deposits	38,698	41,151
Intangible asset, net	2,053,555	2,078,848
Right-of-use assets	-	18,361

Total assets	$4,164,181	$3,813,982

Liabilities and shareholders' equity:

Current liabilities:
Accounts payable and accrued liabilities	$1,900,219	$1,812,960
Short-term right-of-use lease liabilities	-	19,867

Total current liabilities	1,900,219	1,832,827

Shareholders' equity:
Capital shares
Authorized unlimited common and preferred shares without par value
Issued and outstanding:
3,467,658 common shares (September 30, 2024 - 3,247,389)	47,562,091	47,236,024
150 Series A-1 preferred shares (September 30, 2024 - 0)	981,174	-
Additional paid-in capital	14,176,399	13,576,757
Accumulated other comprehensive loss	(223,957)	(242,613)
Accumulated deficit	(60,231,745)	(58,589,013)

Total shareholders' equity	2,263,962	1,981,155

Total liabilities and shareholders' equity	$4,164,181	$3,813,982

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Operations

	Three Months Ended
	December 31, 2024	December 31,2023

Expenses:
Research and development	$1,019,818	$704,458
General and administrative	878,871	1,152,971

Loss from operations	(1,898,689)	(1,857,429)

Other income (loss):
Reimbursement grant income	301,195	120,834
Interest income	1,666	60,966
Foreign exchange loss	(21,425)	(2,822)

	281,436	178,978

Net loss	(1,617,253)	(1,678,451)

Exchange differences on translation	18,656	(572)

Net comprehensive loss	$(1,598,597)	$(1,679,023)

Weighted average number of common shares	3,345,135	3,128,024

Loss per common share - basic and diluted	$(0.48)	$(0.54)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Cash Flows

	Three Months Ended
	December 31, 2024	December 31,2023

Cash flows from operating activities:
Net loss	$(1,617,253)	$(1,678,451)
Adjustments for:
Depreciation and amortization	43,109	45,031
Share-based compensation	81,183	184,357
Changes in working capital items:
Accounts and other receivable	(97,692)	(99,585)
Prepaid expenses and other current assets	43,636	38,664
Accounts payable and accrued liabilities	29,814	103,456

Net cash used in operating activities	(1,517,203)	(1,406,528)

Cash flows from financing activities:
Proceeds from issuance of common shares	626,760	315,201
Proceeds from issuance of Series A-1 preferred shares and warrants	1,540,820	-
Payments for issuance costs of common shares and warrants	(96,035)	(9,459)

Net cash provided by financing activities	2,071,545	305,742

Effect of exchange rate changes on cash and cash equivalents	(28,160)	7,176

Net change in cash and cash equivalents	526,182	(1,093,610)
Cash and cash equivalents, beginning of period	1,037,320	5,361,397

Cash and cash equivalents, end of period	$1,563,502	$4,267,787

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders' Equity

	Shares #	Common Shares	Series A-1 Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Three Months Ended December 31, 2024
Balance - September 30, 2024	3,247,389	$47,236,024	$-	$13,576,757	$(242,613)	$(58,589,013)	$1,981,155

Issuance of common shares	220,269	626,760	-	-	-	-	626,760
Issuance of Series A-1 preferred shares and warrants	-	-	998,915	541,905	-	-	1,540,820
Issuance costs	-	(300,693)	(43,220)	(23,446)	-	-	(367,359)
Preferred return on Series A-1 preferred shares	-	-	25,479	-	-	(25,479)	-
Share-based compensation	-	-	-	81,183	-	-	81,183
Net loss and comprehensive loss	-	-	-	-	18,656	(1,617,253)	(1,598,597)

Balance - December 31, 2024	3,467,658	$47,562,091	$981,174	$14,176,399	$(223,957)	$(60,231,745)	$2,263,962

Three Months Ended December 31, 2023
Balance - September 30, 2023	3,075,473	$46,643,151	$-	$13,039,265	$(214,648)	$(52,418,968)	$7,048,800

Issuance of common shares	89,249	315,201	-	-	-	-	315,201
Issuance costs	-	(24,457)	-	-	-	-	(24,457)
Share-based compensation	-	-	-	184,357	-	-	184,357
Net loss and comprehensive loss	-	-	-	-	(572)	(1,678,451)	(1,679,023)

Balance - December 31, 2023	3,164,722	$46,933,895	$-	$13,223,622	$(215,220)	$(54,097,419)	$5,844,878

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which presumes the realization of assets and the discharge of liabilities in the normal course of operations for at least the next twelve months.

For the three months ended December 31, 2024, the Company incurred a comprehensive loss of $1.6 million resulting in an accumulated deficit of $60.2 million. For the three months ended December 31, 2024, the Company had a net cash outflow from operating activities of $1.5 million and ended the quarter with $1.6 million in cash and cash equivalents and a working capital of $0.2 million. During the three month period ended December 31, 2024, the Company received proceeds of $1.5 million from the sale of preferred shares to an entity controlled by the Company’s CEO, as described below. Subsequent to the quarter, the Company received gross proceeds of $15.0 million from the sale of common shares and preferred shares in a private placement (see Note 11). The Company’s ability to continue as a going concern is dependent on obtaining additional funding through financings, other strategic activities as well as via grants, to fund the development of its drug candidates. There can be no assurance that the Company will be successful in raising the necessary financing. These conditions indicate the existence of a material uncertainty that may cast substantial doubt about the Company’s ability to continue as a going concern.

These unaudited condensed consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements. These adjustments could be material.

2. Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These unaudited condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, which was filed with the Securities and Exchange Commission (SEC) on December 13, 2024.

The accompanying unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three months ended December 31, 2024 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2025.

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

Intangible assets, net consisted of the following:

	December 31, 2024	September 30, 2024

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(475,928)	(450,635)

Total intangible assets, net	$2,053,555	$2,078,848

Amortization expense amounted to $0.03 million for each of the three months ended December 31, 2024 and 2023.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2025	75,879
September 30, 2026	101,172
September 30, 2027	101,172
September 30, 2028	101,172
September 30, 2029	101,172
Thereafter	1,572,988

$2,053,555

4. Right-of-Use Lease with Related Party

The Company leases a facility used for executive offices from a related company. The original lease expired in December 2022 and the Company executed a two-year extension through December 2024. The Company extended the lease until November 30, 2025, and upon expiry, the arrangement will be month to month and either party will have the right to terminate on 30 days’ notice.

The components of right-of-use lease cost were as follows:

	Three Months Ended
	December 31, 2024	December 31, 2023
Right-of-use lease cost, included in general and administrative on the Statements of Operations	$17,885	$20,116

Lease terms and discount rates were as follows:

	December 31, 2024	September 30, 2024
Remaining lease term (months):	0	3
Estimated incremental borrowing rate:	9.2%	9.2%

Cash flow information was as follows:

	Three Months Ended
	December 31, 2024	December 31,2023
Cash paid for amounts included in the measurement of right-of-use lease liabilities, included in accounts payable and accrued liabilities on the Statements of Cash Flow.	$17,885	$20,116

5. Commitments

Research and other commitments

The Company has commitments for contracted research organizations who perform clinical trials for the Company’s ongoing clinical studies and other service providers. Approximate aggregate future contractual payments at December 31, 2024 are as follows:

Year Ending

September 30, 2025	$17,000
September 30, 2026	34,000
September 30, 2027	34,000
September 30, 2028	-
September 30, 2029	-

$85,000

License and royalty commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to the Constructs, including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 3 for intangible assets. Under the license agreement, the Company is committed to payments of up to an aggregate amount of $356 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. The Company also has a commitment to pay royalties based on any net sales of products containing the Constructs in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No milestone, royalty or sublicensing payments were made to the third party during the three months ended December 31, 2024 and 2023.

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

In March 2021, through its Ontario subsidiary, the Company entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement. The Company is committed to remaining payments of up to an aggregate amount of $68.9 million, primarily relating to future potential commercial approval and sales milestones. In addition, if the Company fails to file an investigational new drug application or foreign equivalent (IND) for the product within a certain period of time following the date of the agreement, the Company is required to remit to the inventor a fixed license fee quarterly as long as the requirement to file an IND remains unfulfilled. For each of the three months ended December 31, 2024, and December 31, 2023, the Company recorded an expense of $25,000 as a result of meeting milestones outlined in the 2021 license agreement.

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

6. Capital Shares

Series A-1 Preferred Shares Offering

On October 30, 2024, the Company entered into a Securities Purchase Agreement (Series A-1Purchase Agreement) with  an entity controlled by the Company’s Chief Executive Officer, Secretary and member of the board of directors of the Company (Series A-1 Purchaser), pursuant to which the Company agreed to issue and sell to the Series A-1 Purchaser in a private placement, up to $5,000,000 of shares of the Company’s newly designated Series A-1 Convertible Preferred Shares, stated value $10,000 per share (the Series A-1 Preferred Shares), each of which is initially convertible into approximately 2,903 common shares (Series A-1 Conversion Shares), at a conversion price of $3.445 per Series A-1 Conversion Share, and warrants (Warrants) to purchase common shares (Series A-1 Warrant Shares) at an exercise price of $3.445 per Series A-1 Warrant Share. The Series A-1 Preferred Shares and the Warrants are being sold together in a fixed combination of one Series A-1 Preferred Share and a Warrant to purchase a number of common shares equal to 75% of the underlying Series A-1 Conversion Shares at a combined purchase price of $10,272.13 per Series A-1 Preferred Share and related Warrants. Under the Purchase Agreement, the Purchaser has purchased 150 Series A-1 Preferred Shares initially convertible into an aggregate of 435,414 Series A-1 Conversion Shares and Warrants to purchase up to an aggregate of 326,560 Warrant Shares for an aggregate purchase price of $1,540,819. The offering of the Series A-1 Preferred Shares and Warrants was structured as an at-market offering under the rules of The Nasdaq Stock Market. The Series A-1 Purchaser will not have the right to convert any portion of its Series A-1 Preferred Shares if, together with its affiliates, it would beneficially own in excess of 19.99% of the number of common shares outstanding immediately after giving effect to such conversion.

The Warrants expire five years from the issuance date. The Warrants may only be exercised on a cashless basis if there is no registration statement registering, or the prospectus contained therein is not available for, the issuance or resale of the common shares issuable upon exercise of the Warrants to or by the holders thereof. The exercise price of the Warrants is subject to customary antidilution adjustments in the event of share splits, reclassifications, recapitalizations and similar events. The Series A-1 Purchaser will not have the right to exercise any portion of its Warrants if, together with its affiliates, it would beneficially own in excess of 19.99% of the number of common shares outstanding immediately after giving effect to such exercise.

The Company has the right to require the Series A-1 Purchaser to purchase additional Series A-1 Preferred Shares and Warrants (up to an aggregate investment of $5.0 million); provided however, no more than an aggregate of $2.0 million of Series A-1 Preferred Shares and Warrants may be issued and sold pursuant to the Series A-1 Purchase Agreement without shareholder approval in accordance with applicable Canadian securities laws.

The Series A-1 Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties.

The Company has the option to redeem the Series A-1 Preferred Shares, and upon conversion or liquidation, holders are entitled to receive the stated value plus a 10% annual return on capital, payable in common shares at the conversion price, calculated daily until the three-year anniversary of issuance.

The Series A-1 Preferred Shares are presented as permanent shareholders’ equity. The total proceeds were allocated between the Series A-1 Preferred Shares and warrants using relatively fair value. The fair value of the Series A-1 Preferred Shares was determined as a reference to the fair value of common shares on the issuance date and the fair value of the warrants was determined using Black-Scholes option pricing model as detailed below.

The Series A-1 Convertible Preferred Shares did not exist in the comparative period; therefore, no prior-period disclosure is presented.

Issued and Outstanding Series A-1 Preferred Shares

	Series A-1 Preferred Shares (#)	Series A-1 Preferred Shares
Three Months Ended December 31, 2024
Balance - September 30, 2024	-	-

Issuance of Series A-1 Preferred Shares	150	$998,915
Series A-1 Preferred Shares issuance costs	-	(43,220)
Preferred return on Series A-1 Preferred Shares	-	25,479

Balance - December 31, 2024	150	$981,174

Equity distribution agreements

In October 2024, the Company entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC as a sales agent (HCW ATM) pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $3.87 million in gross proceeds. The Company has no obligation to sell any of the common shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms.  For the three months ended December 31, 2024, the Company sold a total of 220,269 common shares pursuant to the agreement for net proceeds of $0.6 million after deducting sales agent commissions of $19,000. The Company has not sold any common shares pursuant to the HCW ATM subsequent to December 31, 2024.

On March 27, 2023, the Company entered into an equity distribution agreement with Canaccord Genuity LLC (Canaccord), pursuant to which the Company was able to offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $20 million in gross proceeds, subject to certain offering limitations that currently allow the Company to offer and sell common shares having an aggregate gross sales price of up to $8.4 million (Canaccord ATM). During the three months ended December 31, 2024, there were no sales of common shares pursuant to the agreement. During the three months ended December 31, 2023, the Company sold a total of 89,249 common shares pursuant to the agreement for gross proceeds of approximately $0.3 million after deducting sales agent commissions of $9,000. The Canaccord ATM was terminated on October 3, 2024.

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

Warrants

A summary of the Company’s warrant activity is as follows:

	Number of Warrant Shares (#)	Weighted Average Exercise Price
Three Months Ended December 31, 2024
Balance - September 30, 2024	609,717	$21.74

Issued	326,560	3.45

Balance - December 31, 2024	936,277	$15.36

Three Months Ended December 31, 2023
Balance - September 30, 2023	720,909	$19.51

Expired	(110,122)	7.00

Balance - December 31, 2023	610,787	$21.76

The weighted average contractual life remaining on the outstanding warrants at December 31, 2024 is 37 months.

The following table summarizes information about the warrants outstanding at December 31, 2024:

Number of Warrants (#)	Exercise Prices	Expiry Dates
1,687	$22.40	January 2025
173,614	$10.50	December 2025
15,627	$56.00	February 2026
27,399	$31.94	March 2027
391,390	$24.64	September 2027
326,560	$3.45	October 2029
936,277

The fair value of warrants granted during the three months ended December 31, 2024 was estimated using the Black-Scholes option valuation model using the following assumptions:

Three Months Ended December 31, 2024
Class A Pref Share

Risk free interest rate	4.14%
Expected life	5 years
Expected share price volatility	91.24%
Expected dividend yield	0.00%

Share options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the 2019 Plan) administered by the independent members of the board of directors, which amended and restated prior plans. Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. The total number of shares available for issuance under the terms of the 2019 Plan is 642,737. The remaining number of shares available to grant at December 31, 2024 is 119,574.

The Company’s 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price of each option is determined by the independent members of the Board of Directors.

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Three Months Ended December 31, 2024
Balance - September 30, 2024	383,040	$24.93	$18.33

Balance - December 31, 2024	383,040	$24.93	$18.33

Three Months Ended December 31, 2023
Balance - September 30, 2023	420,615	$25.60	$18.84

Granted	500	4.10	3.10
Expired	(106)	960.00	960

Balance - December 31, 2023	421,009	$25.46	$18.67

During the three months ended December 31 2024, there were no employee or director options granted. During the three months ended December 31, 2023, there were 500 employee options granted and no director options granted. The options have a term of 10 years and an exercise price equal to the Nasdaq closing price on the grant date.

The weighted average contractual life remaining on the outstanding options at December 31, 2024 is 77 months.

The following table summarizes information about the options under the 2019 Plan outstanding and exercisable at December 31, 2024:

Number of Options (#)	Exercisable at December 31, 2024 (#)	Range of Exercise Prices		Expiry Dates
374	374		$246.96	March 2025
37,719	37,719	C$	15.12	August 2027 - Dec 2028
43,031	43,031		$22.12	Feb 2030
51,006	51,006		$52.08 - 56.49	September 2030 - Oct 2030
81,041	81,041		$36.75 - 40.18	March 2025 - Sep 2031
58,753	57,304		$25.97	March 2025 - Feb 2032
111,116	70,025		$4.10 - 10.01	March 2025 - Oct 2033
383,040	340,500

The options exercisable at December 31, 2024 had a weighted average exercise price of $27.01 and no intrinsic value and a weighted average remaining life of 74 months. There were 42,540 options at December 31, 2024 that had not vested with a weighted average exercise price of $7.83 and no intrinsic value and a weighted average remaining life of 101 months.

The fair value of options granted during the three months ended December 31 2023 was estimated using the Black-Scholes option valuation model using the following assumptions:

Three Month Ended
December 31,2023

Risk free interest rate	4.92%
Expected life	5 years
Expected share price volatility	97.26%
Expected dividend yield	0.00%

The Company recorded $0.1 million and $0.2 million of share-based compensation expenses for the three months ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had approximately $0.1 million of unrecognized share-based compensation expense, which is expected to be recognized over a period of 21 months.

Restricted share units (RSU)

The Company’s 2019 Plan allows restricted share units (RSUs) to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the RSU term is not to exceed 10 years. The fair value is based on the 5-day VWAP of the Company’s common shares up to the date of grant.

The following is a summary of changes in the status of RSUs from October 1, 2024 through December 31, 2024:

	Number of RSU (#)	Weighted Average Grant Date Fair Value
Three Months Ended December 31, 2024
Balance - September 30, 2024	63,204	$5.10

Granted	14,350	3.12

Balance - December 31, 2024	77,554	$4.74

Three Months Ended December 31, 2023
Balance - September 30, 2023	33,045	$5.60

Balance - December 31, 2023	33,045	$5.60

The following table summarizes information about the RSUs under the 2019 Plan outstanding and exercisable at December 31, 2024:

	Number of RSU (#)	Expiry Date
Fully-vested RSUs	77,554	August 2033 - December 2034

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

In October 2023, the Company entered into a multi-year contribution agreement (the 2023 SIF Agreement) with the Canadian Government’s Strategic Innovation Fund. Under the 2023 SIF Agreement, the Government of Canada committed up to C$23 million in partially repayable funding toward (i) conducting and completing the Company’s Phase 3 clinical study of its experimental drug EB05 in critical-care patients with Acute Respiratory Distress Syndrome (ARDS) caused by COVID-19 or other infectious agents, (ii) submitting EB05 for governmental approvals and manufacturing scale-up, following, and subject to, completing the Phase 3 study and (iii) conducting two non-clinical safety studies to assess the potential long-term impact of EB05 exposure (the Project). Of the C$23 million committed by SIF, up to C$5.8 million is not repayable by the Company. The remaining C$17.2 million is conditionally repayable starting in 2029 only if and when the Company earns gross revenue. The repayable portion would be payable over fifteen (15) years based on a percentage rate of the Company’s annual revenue growth. The maximum amount repayable under the 2023 SIF Agreement is 1.4 times the original repayable amount. In addition, the Company is entitled to partial reimbursement of certain eligible expenses under the 2023 SIF Agreement.

Under the 2023 SIF Agreement, the Company agreed to certain financial and non-financial covenants and other obligations in relation to the Project. Pursuant to the 2023 SIF Agreement, certain customary events of default, such as the Company’s or Edesa Biotech Research’s breach of their covenants and obligations under the 2023 SIF Agreement, their insolvency, winding up or dissolution, and other similar events, may permit the Government of Canada to declare an event of default under the 2023 SIF Agreement. Upon an event of default, subject to applicable cure, the Government of Canada may exercise a number of remedies, including suspending or terminating funding under the 2023 SIF Agreement, demanding repayment of funding previously received and/or terminating the 2023 SIF Agreement.

The funding and any associated conditional repayments are not secured by any assets of Edesa Biotech Research or the Company.

The Agreement will expire on the later of December 31, 2042 or the date of the last repayment, unless earlier terminated, subject to certain provisions that extend three (3) years beyond the term or early termination of the 2023 SIF Agreement.

Under the October 2023 SIF Agreement the Company recorded grant income of $0.3 million and $0.1 million for the quarters ended December 31, 2024 and December 31, 2023, respectively, bringing the total recorded under the agreement to $1.0 million.

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

(c) Foreign exchange risk

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (FX) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At December 31, 2024, the Company and its Canadian subsidiary had assets denominated in Canadian dollars of approximately C$1.1 million and the U.S. dollar exchange rate at this date was equal to 1.4374 Canadian dollars. Based on the exposure at December 31, 2024, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $0.1 million.

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

10. Related Party Transactions

On October 30, 2024, the Company entered into the Series A-1 Purchase Agreement with the Series A-1 Purchaser, an entity controlled by the Company’s Chief Executive Officer, Secretary and member of the board of directors of the Company, pursuant to which the Company agreed to issue and sell to the Series A-1 Purchaser in a private placement, up to $5,000,000 of the Series A-1 Preferred Shares, each of which is initially convertible into the Series A-1 Conversion Shares, at a conversion price of $3.445 per Series A-1 Conversion Share, and Warrants to purchase common shares at an exercise price of $3.445. Under the Series A-1 Purchase Agreement, the Series A-1 Purchaser has purchased 150 Series A-1 Preferred Shares initially convertible into an aggregate of 435,414 Series A-1 Conversion Shares and Warrants to purchase up to an aggregate of 326,560 Warrant Shares for an aggregate purchase price of $1,540,819. The offering of the Series A-1 Preferred Shares and Warrants was structured as an at-market offering under the rules of The Nasdaq Stock Market. The Purchaser will not have the right to convert any portion of its Series A-1 Preferred Shares, or exercise any portion of the Warrants, if, together with its affiliates, it would beneficially own in excess of 19.99% of the number of common shares outstanding immediately after giving effect to such conversion or exercise. See Note 6 – Series A-1 Convertible Preferred Shares offering.

During the three months ended December 31, 2024 and 2023, the Company paid cash of $18,000 and $20,000, respectively, for a ROU lease from a company controlled by the Company’s CEO. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. On December 31, 2022, the Company executed a two-year lease extension through December 31, 2024 in accordance with the terms of the original lease agreement. Rent of approximately $7,000 and $15,000 were payable at December 31, 2024 and 2023, respectively.

In October 2023, the Company entered into $10.0 million revolving credit agreement with, an entity controlled by the Company’s Chief Executive Officer and Secretary and member of the Company’s board of directors (Credit Agreement), providing an unsecured revolving credit facility, with a credit limit of $3.5 million (Credit Limit) which was available immediately. The line of credit bore interest at the Canadian Imperial Bank of Commerce US Base-Interest Rate plus 3% per annum and has a maturity date of March 31, 2026, unless terminated earlier by either party with 90 days’ notice. Advances under the line of credit are tied to a borrowing base (Borrowing Base) consisting of eligible grant receivables from SIF, future potential license fee receivables and any other accounts receivable. At no time shall the aggregate principal amount of all advances outstanding exceed the lesser of (i) the Credit Limit and (ii) an amount equal to 85% of the Borrowing Base. During the three months ended December 31, 2024 and 2023, the Company incurred a standby charges of $4,000 and $12,000, respectively. The Credit Agreement was terminated in October 2024. Prior to the termination of the Credit Agreement, the Company had not borrowed any funds thereunder. The Company incurred no termination penalties in connection with the termination of the Credit Agreement.

11. Subsequent Events

Series B-1 Preferred Shares Offering

On February 12, 2025, the Company entered into a Securities Purchase Agreement (the Series B-1 Purchase Agreement) with a lead investor and several additional investors signatory thereto (the Investors), pursuant to which the Company sold to the Investors in a private placement, an aggregate of (i) 834 shares (the “Series B-1 Preferred Shares”) of the Company’s newly designated Series B-1 Convertible Preferred Shares, stated value $10,000 per share, each of which is initially convertible into approximately 5,208 common shares (the “Series B-1 Conversion Shares”) at a conversion price of $1.92 per Series B-1 Conversion Share, and (ii) 3,468,746 common shares. The purchase price per Series B-1 Preferred Share was $10,000 and the purchase price per common share was $1.92. The gross proceeds to the Company were approximately $15.0 million, prior to deducting offering expenses payable by the Company.

As a result of the foregoing transaction and as of the date of this filing, the Company believes it has shareholders’ equity of at least $2.5 million and therefore satisfies the minimum Nasdaq listing requirement set forth in Nasdaq Listing Rule 5550(b)(1).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of December 31, 2024 and our audited consolidated financial statements for the year ended September 30, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on December 13, 2024, as amended.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended September 30, 2024 and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of December 31, 2024 and September 30, 2024, as amended and for the three months ended December 31, 2024 and 2023 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to obtain funding for our operations;
●	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
●	the timing of the commencement, progress and receipt of data from any of our preclinical and clinical trials;
●	the expected results of any preclinical or clinical trial and the impact on the likelihood or timing of any regulatory approval;
●	the therapeutic benefits, effectiveness and safety of our product candidates;
●	the timing or likelihood of regulatory filings and approvals;
●	changes in our strategy or development plans;
●	the volatility of our common share price;
●	the rate and degree of market acceptance and clinical utility of any future products;
●	the effect of competition;
●	our ability to protect our intellectual property as well as comply with the terms of license agreements with third parties;
●	our ability to comply with the continued listing requirements of Nasdaq;
●	our ability to identify, develop and commercialize additional products or product candidates;
●	reliance on key personnel;
●	general changes in economic or business conditions; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2024, as amended

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC, on December 13, 2024, as amended, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We operate in an evolving environment and new risk factors and uncertainties may emerge from time to time. It is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should review the factors and risks and other information we describe in the reports we will file from time to time with the SEC.

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

In Medical Dermatology we are developing EB06, an anti-CXCL10 monoclonal antibody candidate, as a therapy for vitiligo, a common autoimmune disorder that causes skin to lose its color in patches. CXCL10 has been shown to play a key role in the disease, and neutralization of CXCL10 has been demonstrated to both prevent and reverse depigmentation in animal models. To date, EB06 has demonstrated a favorable safety and tolerability profile. We have received regulatory approval from Health Canada to conduct a Phase 2 proof of concept study of EB06 in patients with moderate-to-severe nonsegmental vitiligo and we are in discussions with the U.S. Food and Drug Administration (FDA) for the same study. Preparation for the manufacturing campaign is underway, with data anticipated to be submitted to the FDA during the middle of 2025. Our medical dermatology assets also include EB01 (1.0% daniluromer cream), a Phase 3-ready asset developed for use as a potential therapy for moderate-to-severe chronic Allergic Contact Dermatitis (ACD), a common occupational skin condition. This asset is at the partnering stage.

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

Recent Developments

HCW ATM

In October 2024, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC as a sales agent (HCW ATM) pursuant to which we may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $3.87 million in gross proceeds. We have no obligation to sell any of the common shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms. For the three months ended December 31, 2024, we sold a total of 220,269 common shares pursuant to the agreement for net proceeds of $0.6 million after deducting sales agent commissions of $19,000. We have not sold any common shares pursuant to the HCW ATM subsequent to December 31, 2024.

Amended Articles

On October 30, 2024, we filed Amended Articles to amend the rights, preferences, restrictions and other matters pertaining to our newly designated Series A-1 Convertible Preferred Shares (Series A-1 Preferred Shares). The Series A-1 Preferred Shares have no par value and a stated value of $10,000 per share and rank, with respect to redemption payments, rights upon liquidation, dissolution or winding-up of the Company, or otherwise, senior in preference and priority to our common shares.

On February 12, 2025, we filed Amended Articles to create the rights, preferences, restrictions and other matters pertaining to our newly designated Series B-1 Convertible Preferred Shares (Series B-1 Preferred Shares). The Series B-1 Preferred Shares have no par value and a stated value of $10,000 per share and rank, with respect to rights upon liquidation, dissolution or winding-up of the Company, or otherwise, senior in preference and priority to our common shares and each other class or series of shares that rank junior to the Series B-1 Preferred Shares.

Series A-1 Preferred Shares Offering

On October 30, 2024, we entered into a Securities Purchase Agreement (Series A-1 Purchase Agreement) with Pardeep Nijhawan Medicine Professional Corporation (Series A-1 Purchaser), an entity controlled by Pardeep Nijhawan, our Chief Executive Officer, Secretary and member of our board of directors, pursuant to which we agreed to issue and sell to the Series A-1 Purchaser in a private placement, up to $5,000,000 of the Series A-1 Preferred Shares, each of which is initially convertible into approximately 2,903 common shares  at a conversion price of $3.445 per Series A-1 Conversion Share, and warrants (Warrants) to purchase common shares (Warrant Shares) at an exercise price of $3.445 per Warrant Share. The Series A-1 Preferred Shares and the Warrants are being sold together in a fixed combination of one Series A-1 Preferred Share and a Warrant to purchase a number of common shares equal to 75% of the underlying Series A-1 Conversion Shares at a combined purchase price of $10,272.13 per Series A-1 Preferred Share and related Warrants. Under the Series A-1 Purchase Agreement, the Series A-1 Purchaser has purchased 150 Series A-1 Preferred Shares initially convertible into an aggregate of 435,414 Series A-1 Conversion Shares and Warrants to purchase up to an aggregate of 326,560 Warrant Shares for an aggregate purchase price of $1,540,819. The offering of the Series A-1 Preferred Shares and Warrants was structured as an at-market offering under the rules of The Nasdaq Stock Market. The Series A-1 Purchaser will not have the right to convert any portion of its Series A-1 Preferred Shares, or exercise any portion of the Warrants, if, together with its affiliates, it would beneficially own in excess of 19.99% of the number of common shares outstanding immediately after giving effect to such conversion or exercise.

Series B-1 Preferred Shares Offering

On February 12, 2025, we entered into a Securities Purchase Agreement (Series B-1 Purchase Agreement) with a lead investor and several additional investors signatory thereto (the Investors), pursuant to which we sold to the Investors in a private placement, an aggregate of (i) 834 Series B-1 Preferred Shares, each of which is initially convertible into approximately 5,208 common shares (Series B-1 Conversion Shares) at a conversion price of $1.92 per Series B-1 Conversion Share, and (ii) 3,468,746 common shares.  The purchase price per Series B-1 Preferred Share was $10,000 and the purchase price per common share was $1.92.  The gross proceeds were approximately $15.0 million, prior to deducting offering expenses payable by us. A holder of Series B-1 Preferred Shares will not have the right to convert any portion of its Series B-1 Preferred Shares, if, together with its affiliates, it would beneficially own in excess of 4.99% (or, at the option of the holder, 9.99%) of the number of common shares outstanding immediately after giving effect to such conversion, provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%.

Significant Accounting Policies and Estimates

See Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2024 for a discussion of our significant accounting policies and estimates. There have been no material changes to such significant accounting policies or estimates.

Results of Operations

Comparison of the Three Months Ended December 31, 2024 and 2023

Total operating expenses were unchanged at $1.9 million for each of the three months ended December 31, 2024 and December 31, 2023:

●

Research and development (R&D) expenses increased by $0.3 million to $1.0 million for the three months ended December 31, 2024 compared to $0.7 million for the same period last year primarily due to increased external research expenses related to manufacturing paridiprubart. Our R&D expenses consist primarily of employee-related expenses, including salaries, benefits, taxes, travel, and share-based compensation expense for personnel in R&D functions; expenses related to process development and production of product candidates paid to contract manufacturing organizations, including the cost of acquiring, developing, and manufacturing research material; costs associated with clinical activities, including expenses for contract research organizations; and clinical trials and activities related to regulatory filings for our product candidates, including regulatory consultants.

●

General and administrative (G&A) expenses decreased by $0.3 million to $0.9 million for the three months ended December 31, 2024 compared to $1.2 million for the same period last year primarily due to a decrease in salaries and related costs, noncash share-based compensation and professional service fees. Our G&A expenses consist primarily of salaries and related costs for our employees in administrative, executive and finance functions. G&A expenses also include professional fees for legal, accounting, audit, tax and consulting services, insurance, office, and travel expenses.

Total other income increased by $102,000 to $281,000 for the three months ended December 31, 2024 compared to $179,000 for the same period last year and was composed of the following:

●

Grant income increased by $0.2 million to $0.3 million for the three months ended December 31, 2024 compared to $0.1 million for the three months ended December 31, 2023. The increase is related to the grant income associated with the activities under the 2023 SIF Agreement.

●	Interest income decreased by $59,000 to $2,000 for the three months ended December 31, 2024 compared to $61,000 for the same period last year primarily due to lower cash balances.

●	Foreign exchange gain was $21,000 for the three months ended December 31, 2024 compared to a gain of $2,800 for the three months ended December 31, 2023.

For the three months ended December 31, 2024, our net loss was $1.6 million, or $0.48 per common share, compared to a net loss of $1.7 million, or $0.54 per common share for the three months ended December 31, 2023.

Capital Expenditures

Our capital expenditures primarily consist of computer and office equipment. There were no significant capital expenditures for the three months ended December 31, 2024 and 2023.

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

Our primary use of cash is to fund our operating expenses, which consist of R&D and G&A expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $1.5 million and $1.4 million for the three months ended December 31, 2024 and 2023, respectively. We incurred net losses of $1.6 million and $1.7 million, respectively, for those same periods.

On February 12, 2025, we entered into the Series B-1 Purchase Agreement the Investors, pursuant to which we sold to the Investors in a private placement, an aggregate of (i) 834 Series B-1 Preferred Shares, each of which is initially convertible into approximately 5,208 common shares (Series B-1 Conversion Shares) at a conversion price of $1.92 per Series B-1 Conversion Share, and (ii) 3,468,746 common shares.  The purchase price per Series B-1 Preferred Share was $10,000 and the purchase price per common share was $1.92.  The gross proceeds were approximately $15.0 million, prior to deducting offering expenses payable by us. A holder of Series B-1 Preferred Shares will not have the right to convert any portion of its Series B-1 Preferred Shares if, together with its affiliates, it would beneficially own in excess of 4.99% (or, at the option of the holder, 9.99%) of the number of common shares outstanding immediately after giving effect to such conversion, provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%.

In October 2024, we entered into the HCW ATM pursuant to which we may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $3.87 million in gross proceeds. For the three months ended December 31, 2024, we sold a total of 220,269 common shares pursuant to the agreement for net proceeds of $0.6 million after deducting sales agent commissions of $19,000. We have not sold any common shares pursuant to the HCW ATM subsequent to December 31, 2024.

In October 2024, we entered into the Series A-1 Purchase Agreement with the Series A-1 Purchaser, an entity controlled by our Chief Executive Officer, Secretary and member of our board of directors, pursuant to which we agreed to issue and sell to the Series A-1 Purchaser in a private placement, up to $5 million of Series A-1 Preferred Shares, each of which is initially convertible into approximately 2,903 Series A-1 Conversion Shares, at a conversion price of $3.445 per Series A-1 Conversion Share, and Warrants to purchase the Warrant Shares at an exercise price of $3.445 per Warrant Share. The Series A-1 Preferred Shares and the Warrants were being sold together in a fixed combination of one Series A-1 Preferred Share and a Warrant to purchase a number of common shares equal to 75% of the underlying Series A-1 Conversion Shares at a combined purchase price of $10,272.13 per Series A-1 Preferred Share and related Warrants. Under the Series A-1 Purchase Agreement, the Series A-1 Purchaser has purchased 150 Series A-1 Preferred Shares initially convertible into an aggregate of 435,414 Series A-1 Conversion Shares and Warrants to purchase up to an aggregate of 326,560 Warrant Shares for an aggregate purchase price of $1,540,819. The Warrants expire five years from the issuance date. We have the right to require the Series A-1 Purchaser to purchase additional Series A-1 Preferred Shares and Warrants (up to an aggregate investment of $5.0 million); provided however, no more than an aggregate of $2.0 million of Series A-1 Preferred Shares and Warrants may be issued and sold pursuant to the Series A-1 Purchase Agreement without shareholder approval in accordance with applicable Canadian securities laws.

In October 2023, we entered into the 2023 SIF Agreement with the Canadian Government’s SIF. Under the 2023 SIF Agreement, the Government of Canada committed up to C$23 million in partially repayable funding. Of the C$23 million committed by SIF, up to C$5.8 million is not repayable by us. The remaining C$17.2 million is conditionally repayable starting in 2029 only if and when we earn gross revenue. For the three months ended December 31, 2024 and 2023, we recorded grant income of $0.3 million and $0.1 million, respectively, related to the 2023 SIF Agreement.

In October 2023, we entered into $10.0 million revolving credit agreement with an entity controlled by the Company’s Chief Executive Officer and Secretary and member of our board of directors (Credit Agreement), providing an unsecured revolving credit facility, with a credit limit of $3.5 million (Credit Limit) which was available immediately. The line of credit bore interest at the Canadian Imperial Bank of Commerce US Base-Interest Rate plus 3% per annum and has a maturity date of March 31, 2026, unless terminated earlier by either party with 90 days’ notice. Advances under the line of credit were tied to a borrowing base (Borrowing Base) consisting of eligible grant receivables from SIF, future potential license fee receivables and any other accounts receivable. At no time could the aggregate principal amount of all advances outstanding have exceeded the lesser of (i) the Credit Limit and (ii) an amount equal to 85% of the Borrowing Base. The Credit Agreement was terminated in October 2024. Prior to the termination of the Credit Agreement, we had not borrowed any funds thereunder. We incurred no termination penalties in connection with the termination of the Credit Agreement.

In August 2022, we filed a $150.0 million shelf registration statement. In March 2023, we entered into an equity distribution agreement with Canaccord, as sales agent, pursuant to which we may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $20 million in gross proceeds, subject to certain offering limitations that currently allow us to offer and sell common shares having an aggregate gross sales price of up to $8.4 million (Canaccord ATM). During the three months ended December 31, 2023, the Company sold a total of 89,249 common shares pursuant to the agreement for gross proceeds of approximately $0.3 million after deducting sales agent commissions of $9,000. The Canaccord ATM was terminated in October 2024.

At December 31, 2024, we had an accumulated deficit of $60.2 million and working capital of $0.2 million, including $1.6 million in cash and cash equivalents. In the three months ended, December 31, 2024, we received proceeds of $1.5 million from the initial sale of Series A-1 Preferred Shares to the Series A-1 Purchaser. Subsequent to the quarter, we received gross proceeds of $15.0 million from the sale of common shares and Series B-1 Preferred Shares in a private placement. We expect that our cash and cash equivalents at December 31, 2024, including the net proceeds from the Series A-1 Purchase Agreement, the $15.0 million in gross proceeds from the sale of common shares and Series B-1 Preferred Shares, HCW ATM and reimbursements of eligible R&D expenses under the 2023 SIF Agreement, will  be used to  fund our operating expenses including the advancement of the Vitiligo program through the end of fiscal 2026. Management has flexibility to adjust this timeline by making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures and manufacturing campaigns, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations in the future, we plan to seek additional financing through the sale of equity, government grants, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. If we raise additional funds by issuing equity securities, our shareholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our existing shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development of our product candidates.

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

Cash Flows

Net cash used in operating activities

Net cash used in operating activities was $1.5 million for the three months ended December 31, 2024 compared to $1.4 million for the three months ended December 31, 2023 primarily due to a slight increase in operating expenses and an investment in working capital of $24,000, compared to a recovery of working capital $42,000 in the comparable period.

Net cash used in investing activities

There was no cash used in investing activities for the three months ended December 31, 2024 and 2023, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $2.1 million for the three months ended December 31, 2024, as compared to $0.3 million for the three months ended December 31, 2023. In the current period, we received $1.5 million in proceeds from the sale of the Series A-1 Preferred Shares, in addition to proceeds of $0.6 million from the HCW ATM, partially offset by issuance costs of $96,000. In the comparative period, we received $0.3 million in net proceeds from the Canaccord ATM.

Research and Development

Our primary business is the development of innovative therapeutics for inflammatory and immune-related diseases with clear unmet medical needs. We focus our resources on R&D activities, including the conduct of clinical studies and product development, and expense such costs as they are incurred. R&D expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Our R&D expenses were $1.0 million for the three months ended December 31, 2024, compared to $0.7 million for the three months ended December 31, 2023. The increase was due primarily to manufacturing expenses related to paridiprubart.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2024, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission on December 13, 2024, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company's directors and officers adopted, modified, or terminated a Rule 10b-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2024 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Edesa Biotech, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 31, 2024, and incorporated herein by reference).

3.2	Amended Articles of Edesa Biotech, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 13, 2025, and incorporated herein by reference).

4.1	Form of Warrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 31, 2024, and incorporated herein by reference).

10.1	At The Market Offering Agreement, dated October 4, 2024, by and between Edesa Biotech, Inc. and H.C. Wainwright & Co., LLC (included as Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on October 4, 2024, and incorporated herein by reference).

10.2	Securities Purchase Agreement, dated October 30, 2024, between Edesa Biotech, Inc. and Pardeep Nijhawan Medicine Professional Corporation (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 31, 2024, and incorporated herein by reference).

10.3	Form of Securities Purchase Agreement, dated February 12, 2025, between Edesa Biotech, Inc. and the investors signatory thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 13, 2025, and incorporated herein by reference).

10.4	Form of Investor Rights Agreement, dated February 12, 2025, between Edesa Biotech, Inc. and the investors signatory thereto (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 13, 2025, and incorporated herein by reference).

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

Date: February 14, 2025	EDESA BIOTECH, INC.

/s/ Pardeep Nijhawan
Pardeep Nijhawan, MD, Director, Chief Executive Officer and Corporate Secretary
(Principal Executive Officer)

Date: February 14, 2025

/s/ Stephen Lemieux
Stephen Lemieux, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)