Form 10-Q
period 2025-03-31
Edesa Biotech, Inc.
filed 2025-05-14
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, the registrant had 7,022,678 common shares issued and outstanding.

EDESA BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2025

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Edesa Biotech, Inc.

Condensed Interim Consolidated Balance Sheets

		September 30, 2024
	March 31, 2025	Audited

Assets:

Current assets:
Cash and cash equivalents	$13,896,650	$1,037,320
Accounts and other receivable	382,440	270,908
Prepaid expenses and other current assets	108,199	367,394

Total current assets	14,387,289	1,675,622

Non-current assets:
Long-term deposits	38,748	41,151
Intangible asset, net	2,028,262	2,078,848
Right-of-use assets	-	18,361

Total assets	$16,454,299	$3,813,982

Liabilities and shareholders' equity:

Current liabilities:
Accounts payable and accrued liabilities	$914,701	$1,812,960
Short-term right-of-use lease liabilities	-	19,867

Total current liabilities	914,701	1,832,827

Shareholders' equity:
Capital shares
Authorized unlimited common shares without par value
Issued and outstanding:
7,022,678 common shares (September 30, 2024 - 3,247,389)	54,271,112	47,236,024
Authorized preferred shares issued and outstanding
150 Series A-1 preferred shares (September 30, 2024 - 0)	1,017,750	-
834 Series B-1 preferred shares (September 30, 2024 - 0)	8,168,063	-
Additional paid-in capital	14,229,130	13,576,757
Accumulated other comprehensive loss	(287,688)	(242,613)
Accumulated deficit	(61,858,769)	(58,589,013)

Total shareholders' equity	15,539,598	1,981,155

Total liabilities and shareholders' equity	$16,454,299	$3,813,982

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024

Expenses:
Research and development	$484,306	$1,176,337	$1,504,124	$1,880,795
General and administrative	1,154,580	1,044,137	2,033,451	2,197,108

Loss from operations	(1,638,886)	(2,220,474)	(3,537,575)	(4,077,903)

Other income:
Reimbursement grant income	52,268	304,002	353,463	424,836
Interest income	265	43,193	1,931	104,159
Misc other income	-	14,766	-	14,766
Foreign exchange (loss)	(3,295)	(2,018)	(24,720)	(4,840)

	49,238	359,943	330,674	538,921

Loss before income taxes	(1,589,648)	(1,860,531)	(3,206,901)	(3,538,982)

Income tax expense	800	800	800	800

Net loss	(1,590,448)	(1,861,331)	(3,207,701)	(3,539,782)

Exchange differences on translation	(63,731)	(11,183)	(45,075)	(11,755)

Net comprehensive loss	$(1,654,179)	$(1,872,514)	$(3,252,776)	$(3,551,537)

Weighted average number of common shares	5,305,763	3,192,688	4,314,676	3,160,179

Loss per common share - basic and diluted	$(0.30)	$(0.58)	$(0.74)	$(1.12)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Cash Flows

	Six Months Ended
	March 31, 2025	March 31, 2024

Cash flows from operating activities:
Net loss	$(3,207,701)	$(3,539,782)
Adjustments for:
Depreciation and amortization	67,618	90,428
Share-based compensation	147,836	334,053
Gain on loan forgiveness	-	(14,766)
Changes in working capital items:
Accounts and other receivable	(128,563)	(484,110)
Prepaid expenses and other current assets	76,727	237,967
Accounts payable and accrued liabilities	(856,418)	309,523

Net cash used in operating activities	(3,900,501)	(3,066,687)

Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	7,497,133	590,966
Proceeds from issuance of Series A-1 preferred shares and warrants	1,540,820	-
Proceeds from issuance of Series B-1 preferred shares	8,340,000	-
Payments for issuance costs of common shares and warrants	(294,935)	(43,993)
Payment for issuance costs of preferred shares	(215,157)	-
Payment for issuance costs of warrants	(23,446)	-
Repayment of debt	-	(29,532)

Net cash provided by financing activities	16,844,415	517,441

Effect of exchange rate changes on cash and cash equivalents	(84,584)	(12,520)

Net change in cash and cash equivalents	12,859,330	(2,561,766)
Cash and cash equivalents, beginning of period	1,037,320	5,361,397

Cash and cash equivalents, end of period	$13,896,650	$2,799,631

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders' Equity

	Shares #	Common Shares	Series A-1 Preferred Shares	Series B-1 Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Three Months Ended March 31, 2025
Balance - December 31, 2024	3,467,658	$47,562,091	$981,174	$-	$14,176,399	$(223,957)	$(60,231,745)	$2,263,962

Issuance of common shares	3,552,534	6,870,373	-	-	-	-	-	6,870,373
Issuance of Series B-1 preferred shares	-	-	-	8,340,000	-	-	-	8,340,000
Issuance of common shares upon exercise of restricted share units	2,486	13,922	-	-	(13,922)	-	-	-
Issuance costs	-	(175,274)	-	(171,937)	-	-	-	(347,211)
Preferred return on Class A preferred shares	-	-	36,576	-	-	-	(36,576)	-
Share-based compensation	-	-	-	-	66,653	-		66,653
Net loss and comprehensive loss	-	-	-	-	-	(63,731)	(1,590,448)	(1,654,179)

Balance - March 31, 2025	7,022,678	$54,271,112	$1,017,750	$8,168,063	$14,229,130	$(287,688)	$(61,858,769)	$15,539,598

Three Months Ended March 31, 2024
Balance - December 31, 2023	3,164,722	$46,933,895	$-	$-	$13,223,622	$(215,220)	$(54,097,419)	$5,844,878

Issuance of common shares	51,246	275,765	-	-	-	-	-	275,765
Issuance costs	-	(73,492)	-	-	-	-	-	(73,492)
Share-based compensation	-	-	-	-	149,696	-	-	149,696
Net loss and comprehensive loss	-	-	-	-	-	(11,183)	(1,861,331)	(1,872,514)

Balance - March 31, 2024	3,215,968	$47,136,168	$-	$-	$13,373,318	$(226,403)	$(55,958,750)	$4,324,333

Six Months Ended March 31, 2025
Balance - September 30, 2024	3,247,389	$47,236,024	$-	$-	$13,576,757	$(242,613)	$(58,589,013)	$1,981,155

Issuance of common shares	3,772,803	7,497,133	-	-				7,497,133
Issuance of Series A-1 preferred shares and warrants	-	-	998,915	-	541,905	-	-	1,540,820
Issuance of Series B-1 preferred shares	-	-	-	8,340,000		-	-	8,340,000
Issuance of common shares upon exercise of restricted share units	2,486	13,922	-	-	(13,922)	-	-	-
Issuance costs	-	(475,967)	(43,220)	(171,937)	(23,446)	-	-	(714,570)
Preferred return on Series A-1 preferred shares	-	-	62,055	-	-	-	(62,055)	-
Share-based compensation	-	-	-	-	147,836	-	-	147,836
Net loss and comprehensive loss	-	-	-	-	-	(45,075)	(3,207,701)	(3,252,776)

Balance - March 31, 2025	7,022,678	$54,271,112	$1,017,750	$8,168,063	$14,229,130	$(287,688)	$(61,858,769)	$15,539,598

Six Months Ended March 31, 2024
Balance - September 30, 2023	3,075,473	$46,643,151	$-	$-	$13,039,265	$(214,648)	$(52,418,968)	$7,048,800

Issuance of common shares	140,495	590,966	-	-	-	-	-	590,966
Issuance costs	-	(97,949)	-	-	-	-	-	(97,949)
Share-based compensation	-	-	-	-	334,053	-	-	334,053
Net loss and comprehensive loss	-	-	-	-	-	(11,755)	(3,539,782)	(3,551,537)

Balance - March 31, 2024	3,215,968	$47,136,168	$-	$-	$13,373,318	$(226,403)	$(55,958,750)	$4,324,333

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

For the six months ended March 31, 2025, the Company incurred a comprehensive loss of $3.3 million resulting in an accumulated deficit of $61.9 million. For the six months ended March 31, 2025, the Company had a net cash outflow from operating activities of $3.9 million and ended the period with $13.9 million in cash and cash equivalents and a working capital of $13.5 million. During the six month period ended March 31, 2025, the Company received gross proceeds of $15.0 million from the sale of preferred shares and common shares in a private placement and $1.5 million from the sale of preferred shares to an entity controlled by the Company’s CEO, as described below. The Company’s ability to continue as a going concern is dependent on obtaining additional funding through financings, other strategic activities as well as via grants, to fund the development of its drug candidates. There can be no assurance that the Company will be successful in raising the necessary financing. These conditions indicate the existence of a material uncertainty that may cast substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three and six months ended March 31, 2025 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2025.

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

Intangible assets, net consisted of the following:

	March 31, 2025	September 30, 2024

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(501,221)	(450,635)

Total intangible assets, net	$2,028,262	$2,078,848

Amortization expense amounted to $0.03 million for each of the three months ended March 31, 2025 and March 31, 2024 and $0.05 million for each of the six months ended March 31, 2025 and March 31, 2024.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2025	50,586
September 30, 2026	101,172
September 30, 2027	101,172
September 30, 2028	101,172
September 30, 2029	101,172
Thereafter	1,572,988

$2,028,262

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

The components of right-of-use lease cost were as follows:

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Right-of-use lease cost, included in general and administrative on the Statements of Operations	$-	$19,793	$17,885	$39,909

Lease terms and discount rates were as follows:

	March 31, 2025	September 30, 2024
Remaining lease term (months):	0	3
Estimated incremental borrowing rate:	9.2%	9.2%

Cash flow information was as follows:

	Six Months Ended
	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of right-of-use lease liabilities, included in accounts payable and accrued liabilities on the Statements of Cash Flow.	$17,885	$38,907

5. Commitments

Research and other commitments

The Company has commitments for contracted research organizations who perform clinical trials for the Company’s ongoing clinical studies and other service providers. Approximate aggregate future contractual payments at March 31, 2025 are as follows:

Year Ending

September 30, 2025	$232,000
September 30, 2026	34,000
September 30, 2027	34,000
September 30, 2028	-
September 30, 2029	-

$300,000

License and royalty commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to the Constructs, including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 3 for intangible assets. Under the license agreement, the Company is committed to payments of up to an aggregate amount of $356 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. The Company also has a commitment to pay royalties based on any net sales of products containing the Constructs in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No milestone, royalty or sublicensing payments were made to the third party during the three and six months ended March 31, 2025 and 2024.

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

In March 2021, through its Ontario subsidiary, the Company entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement. The Company is committed to remaining payments of up to an aggregate amount of $68.9 million, primarily relating to future potential commercial approval and sales milestones. In addition, if the Company fails to file an investigational new drug application or foreign equivalent (IND) for the product within a certain period of time following the date of the agreement, the Company is required to remit to the inventor a fixed license fee quarterly as long as the requirement to file an IND remains unfulfilled. For the three and six months ended March 31, 2025, the Company recorded an expense of $25,000 and $50,000 as a result of meeting milestones outlined in the 2021 license agreement. There were no milestones achieved in the three and six months ended March 31, 2025 and no additional expenses were incurred.

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

6. Capital Shares

Series B-1 Preferred Shares Offering

On February 12, 2025, the Company entered into a Securities Purchase Agreement (Series B-1 Purchase Agreement) with certain investors, including members of the Company’s board of directors and executive officers (the Series B-1 Investors), pursuant to which the Company issued and sold to the Series B-1 Investors in a private placement (the Private Placement), an aggregate of (i) 834 shares (the Series B-1 Preferred Shares) of the Company’s newly designated Series B-1 Convertible Preferred Shares, stated value $10,000 per share, each of which is initially convertible into approximately 5,208 common shares (the Series B-1 Conversion Shares), without par value, of the Company (the Common Shares) at a conversion price of $1.92 per Series B-1 Conversion Share, and (ii) 3,468,746 Common Shares. The purchase price per Series B-1 Preferred Share was $10,000 and the purchase price per Common Share was $1.92. The gross proceeds to the Company were approximately $15.0 million, prior to deducting offering expenses payable by the Company which were allocated between the Series B-1 Preferred Shares and Common Shares based on the market price of the Company’s Common Shares on the issuance date. A Series B-1 Investor will not have the right to convert any portion of its Series B-1 Preferred Shares if, together with its affiliates, it would beneficially own in excess of 4.99%, 9.99% or 19.99% of the number of Common Shares outstanding immediately after giving effect to such conversion.

The Series B-1 Purchase Agreement contains customary representations and warranties and agreements of the Company and the Series B-1 Investors and customary indemnification rights and obligations of the parties.

The Series B-1 Preferred Shares are presented as permanent shareholders’ equity.

The Series B-1 Preferred Shares did not exist in the comparative period; therefore, no prior-period disclosure is presented.

Issues and Outstanding Series B-1 Preferred Shares

	Series B-1 Preferred Shares (#)	Series B-1 Preferred Shares
Six Months Ended March 31, 2025
Balance - September 30, 2024	-	-

Issuance of Series B-1 Preferred Shares	834	$8,340,000
Series B-1 Preferred Shares issuance costs	-	(171,937)

Balance - March 31, 2025	834	$8,168,063

Series A-1 Preferred Shares Offering

On October 30, 2024, the Company entered into a Securities Purchase Agreement (Series A-1 Purchase Agreement) with an entity controlled by the Company’s Chief Executive Officer, Secretary and member of the board of directors of the Company (Series A-1 Purchaser), pursuant to which the Company agreed to issue and sell to the Series A-1 Purchaser in a private placement, up to $5,000,000 of shares of the Company’s newly designated Series A-1 Convertible Preferred Shares, stated value $10,000 per share (the Series A-1 Preferred Shares), each of which is initially convertible into approximately 2,903 Common Shares (Series A-1 Conversion Shares), at a conversion price of $3.445 per Series A-1 Conversion Share, and warrants (Warrants) to purchase Common Shares (Series A-1 Warrant Shares) at an exercise price of $3.445 per Series A-1 Warrant Share. The Series A-1 Preferred Shares and the Warrants are being sold together in a fixed combination of one Series A-1 Preferred Share and a Warrant to purchase a number of Common Shares equal to 75% of the underlying Series A-1 Conversion Shares at a combined purchase price of $10,272.13 per Series A-1 Preferred Share and related Warrants. Under the Series A-1 Purchase Agreement, the Series A-1 Purchaser has purchased 150 Series A-1 Preferred Shares initially convertible into an aggregate of 435,414 Series A-1 Conversion Shares and Warrants to purchase up to an aggregate of 326,560 Warrant Shares for an aggregate purchase price of $1,540,819. The offering of the Series A-1 Preferred Shares and Warrants was structured as an at-market offering under the rules of The Nasdaq Stock Market. The Series A-1 Purchaser will not have the right to convert any portion of its Series A-1 Preferred Shares if, together with its affiliates, it would beneficially own in excess of 19.99% of the number of Common Shares outstanding immediately after giving effect to such conversion.

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

The Series A-1 Purchase Agreement contains customary representations and warranties and agreements of the Company and the Series A-1 Purchaser and customary indemnification rights and obligations of the parties.

The Company has the option to redeem the Series A-1 Preferred Shares, and upon conversion or liquidation, holders are entitled to receive the stated value plus a 10% annual return on capital, payable in Common Shares at the conversion price, calculated daily until the three-year anniversary of issuance.

The Series A-1 Preferred Shares are presented as permanent shareholders’ equity. The total proceeds were allocated between the Series A-1 Preferred Shares and warrants using relative fair value. The fair value of the Series A-1 Preferred Shares was determined as a reference to the fair value of Common Shares on the issuance date and the fair value of the warrants was determined using Black-Scholes option pricing model as detailed below.

The Series A-1 Convertible Preferred Shares did not exist in the comparative period; therefore, no prior-period disclosure is presented.

Issued and Outstanding Series A-1 Convertible Preferred Shares

	Series A-1 Preferred Shares (#)	Series A-1 Preferred Shares
Six Months Ended March 31, 2025
Balance - September 30, 2024	-	-

Issuance of Series A-1 Preferred Shares	150	998,915
Series A-1 Preferred Shares issuance costs	-	(43,220)
Preferred return on Series A-1 Preferred Shares	-	62,055

Balance - March 31, 2025	150	$1,017,750

Equity distribution agreements

In October 2024, the Company entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC as a sales agent (HCW ATM) pursuant to which the Company may offer and sell, from time to time, Common Shares through an at-the-market equity offering program for up to $3.87 million in gross proceeds. The Company has no obligation to sell any of the Common Shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms. For the six months ended March 31, 2025, the Company sold a total of 304,057 Common Shares pursuant to the agreement for net proceeds of $0.8 million after deducting sales agent commissions of $25,000. The Company has not sold any Common Shares pursuant to the HCW ATM subsequent to March 31, 2025.

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

Warrants

A summary of the Company’s warrant activity is as follows:

	Number of Warrant Shares (#)	Weighted Average Exercise Price
Six Months Ended March 31, 2025
Balance - September 30, 2024	609,717	$21.74

Issued	326,560	3.45
Expired	(1,687)	22.40

Balance - March 31, 2025	934,590	$15.35

Six Months Ended March 31, 2024
Balance - September 30, 2023	720,909	$19.51

Expired	(110,122)	7.00

Balance - March 31, 2024	610,787	$21.76

The weighted average contractual life remaining on the outstanding warrants at March 31, 2025 is 34 months.

The following table summarizes information about the warrants outstanding at March 31, 2025:

Number of Warrants (#)	Exercise Prices	Expiry Dates
173,614	$10.50	December 2025
15,627	$56.00	February 2026
27,399	$31.94	March 2027
391,390	$24.64	September 2027
326,560	$3.45	October 2029
934,590

The fair value of warrants granted during the six months ended March 31, 2025 was estimated using the Black-Scholes option valuation model using the following assumptions:

Six Months Ended March 31, 2025
Class A Pref Share

Risk free interest rate	4.14%
Expected life	5 years
Expected share price volatility	91.24%
Expected dividend yield	0.00%

Share options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the 2019 Plan) administered by the independent members of the board of directors, which amended and restated prior plans. Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. The total number of shares available for issuance under the terms of the 2019 Plan is 642,737. The remaining number of shares available to grant at March 31, 2025 is 85,329.

The Company’s 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price of each option is determined by the independent members of the board of directors.

Options have been granted under the 2019 Plan allowing the holders to purchase Common Shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Six Months Ended March 31, 2025
Balance - September 30, 2024	383,040	$24.93	$18.33

Expired	(374)	246.96	246.96

Balance - March 31, 2025	382,666	$24.66	$18.10

Six Months Ended March 31, 2024
Balance - September 30, 2023	420,615	$25.60	$18.84

Granted	500	4.10	3.10
Forfeited	(1,333)	15.55	11.08
Expired	(106)	596.82	596.82

Balance - March 31, 2024	419,676	$25.47	$18.70

During the three and six months ended March 31, 2025, there were no employee or director options granted. During the three and six months ended March 31, 2024, there were 500 employee options granted and no director options granted. The options have a term of 10 years and an exercise price equal to the Nasdaq closing price on the grant date.

The weighted average contractual life remaining on the outstanding options at March 31, 2025 is 74 months.

The following table summarizes information about the options under the 2019 Plan outstanding and exercisable at March 31, 2025:

Number of Options (#)	Exercisable at March 31, 2025 (#)		Range of Exercise Prices	Expiry Dates
37,719	37,719	C$	15.12	August 2027 - Dec 2028
43,031	43,031		$22.12	Feb 2030
51,006	51,006		$52.08 - 56.49	September 2030 - Oct 2030
81,041	81,041		$36.75 - 40.18	March 2025 - Sep 2031
58,753	57,304		$25.97	March 2025 - Feb 2032
111,116	70,025		$4.10 - 10.01	March 2025 - Oct 2033
382,666	340,126

The options exercisable at March 31, 2025 had a weighted average exercise price of $24.66, no intrinsic value and a weighted average remaining life of 72 months. There were 33,354 options at March 31, 2025 that had not vested with a weighted average exercise price of $7.12, no intrinsic value and a weighted average remaining life of 98 months.

The fair value of options granted during the six months ended March 31, 2025 and 2024 was estimated using the Black-Scholes option valuation model using the following assumptions:

Six Months Ended March 31, 2024

Risk free interest rate	4.92%
Expected life	5 years
Expected share price volatility	97.26%
Expected dividend yield	0.00%

The Company recorded $0.1 million and $0.1 million of share-based compensation expenses for the three months ended March 31, 2025 and 2024, respectively and $0.1 million and $0.3 million for the six months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the Company had approximately $0.1 million of unrecognized share-based compensation expense, which is expected to be recognized over a period of 18 months.

Restricted share units (RSU)

The Company’s 2019 Plan allows restricted share units (RSUs) to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the RSU term is not to exceed 10 years. The fair value is based on the 5-day VWAP of the Company’s Common Shares up to the date of grant.

The following is a summary of changes in the status of RSUs from October 1, 2024 through March 31, 2025:

	Number of RSU (#)	Weighted Average Grant Date Fair Value
Six Months Ended March 31, 2025
Balance - September 30, 2024	63,204	$5.10

Granted	37,429	2.39
Exercised	(2,486)	5.60

Balance - March 31, 2025	98,147	$4.06

Six Months Ended March 31, 2024
Balance - September 30, 2023	33,045	$5.60

Granted	8,651	4.77

Balance - March 31, 2024	41,696	$5.43

The following table summarizes information about the RSUs under the 2019 Plan outstanding and exercisable at March 31, 2025:

	Number of RSU (#)	Expiry Date
Fully-vested RSUs	98,147	August 2033 - March 2035

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

Under the October 2023 SIF Agreement the Company recorded grant income of $0.1 million and $0.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively, and $0.4 million for each of the six months ended March 31, 2025 and March 31, 2024 bringing the total recorded under the agreement to $1.1 million.

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

(c) Foreign exchange risk

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (FX) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At March 31, 2025, the Company and its Canadian subsidiary had assets denominated in Canadian dollars of approximately C$5.7 million and the U.S. dollar exchange rate at this date was equal to 1.4355 Canadian dollars. Based on the exposure at March 31, 2025, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $0.4 million.

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

10. Related Party Transactions

On February 12, 2025 (the “Closing Date”), the Company entered into the Series B-1 Purchase Agreement with the Series B-1 Investors. Pursuant to the Series B-1 Purchase Agreement, the Company sold to the Series B-1 Investors in a private placement, an aggregate of (i) 834 Series B-1 Preferred Shares, each of which is initially convertible into approximately 5,208 Series B-1 Conversion Shares at a conversion price of $1.92 per Series B-1 Conversion Share, and (ii) 3,468,746 Common Shares. The purchase price per Series B-1 Preferred Share was $10,000 and the purchase price per common share was $1.92. The Company’s Chief Executive Officer, Secretary, and a member of the board of directors purchased 100 Series B-1 Preferred Shares for an aggregate purchase price of $1.0 million. A director purchased 41,666 Common Shares for an aggregate purchase price of approximately $80,000. Another director purchased 10,416 Common Shares for an aggregate purchase price of approximately $20,000. Entities affiliated with significant beneficial owners purchased, in aggregate, 2,687,500 Common Shares and 734 Series B-1 Preferred Shares for aggregate gross proceeds of approximately $12.5 million. A holder of Series B-1 Preferred Shares will not have the right to convert any portion of its Series B-1 Preferred Shares, if, together with its affiliates, it would beneficially own in excess of 4.99% (or, at the option of the holder, 9.99%) of the number of Common Shares outstanding immediately after giving effect to such conversion, provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%.

In connection with the Series B-1 Purchase Agreement, on February 12, 2025, the Company also entered into an Investor Rights Agreement (IRA) with the Series B-1 Investors, whereby the Company agreed to provide the Series B-1 Investors with certain registration and other rights. The IRA provides that the board of directors, following the Company’s annual meeting to be held on May 28, 2025, shall consist of seven members, one of whom shall be a director nominated by the lead investor (the “Lead Investor Nominee”), who shall serve on the board effective as of the Closing Date, until the earlier of such time as (i) the lead investor no longer holds at least 51% of the Common Shares (calculated on an as-converted-to-Common Shares basis), subject to appropriate adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization with respect to the Common Shares issued in the private placement, or (ii) the lead investor beneficially owns less than 5% of the outstanding Common Shares as a result of a disposition of shares (such period, the “Lead Investor Rights Period”). The Company also agreed to use its reasonable best efforts to solicit shareholder approval of the Lead Investor Nominee at each general or special meeting of shareholders of the Company at which an election of directors is held during the Lead Investor Rights Period.

Additionally, the IRA includes certain protective provisions that restrict the Company’s ability to, among other things, (i) amend, modify, alter or repeal any provision of the Company’s governing documents in a manner adverse to the holders of Series B-1 Preferred Shares, (ii) alter or change the special rights and restrictions of the Series B-1 Preferred Shares and (iii) increase or decrease the authorized number of Series B-1 Preferred Shares, in each case, without the written consent of the lead investor.

Pursuant to the IRA, during the Lead Investor Rights Period, the lead investor  is entitled to designate one (1) non-voting observer to the Board to attend all meetings of the Board and committees and subcommittees thereof, subject to the terms of the IRA.

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

During the three and six months ended March 31, 2025 and 2024, the Company paid cash of $0 and $18,000 in 2025, and $20,000 and $40,000 in 2024, respectively, for a ROU lease from a company controlled by the Company’s CEO. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. The Company  extended the lease beyond its December 31, 2024 expiration to November 30, 2025 and upon expiry will be month to month and either party will have the right to terminate on 30 days’ notice.

In October 2023, the Company entered into $10.0 million revolving credit agreement with an entity controlled by the Company’s Chief Executive Officer and Secretary and member of the Company’s board of directors (Credit Agreement), providing an unsecured revolving credit facility, with a credit limit of $3.5 million (Credit Limit) which was available immediately. The line of credit bore interest at the Canadian Imperial Bank of Commerce US Base-Interest Rate plus 3% per annum and has a maturity date of March 31, 2026, unless terminated earlier by either party with 90 days’ notice. Advances under the line of credit are tied to a borrowing base (Borrowing Base) consisting of eligible grant receivables from SIF, future potential license fee receivables and any other accounts receivable. At no time shall the aggregate principal amount of all advances outstanding exceed the lesser of (i) the Credit Limit and (ii) an amount equal to 85% of the Borrowing Base. During the three and six months ended March 31, 2025 and 2024, the Company incurred standby charges of $0 and $13,000 in 2025 and $4,000 and $25,000 in 2024, respectively. The Credit Agreement was terminated in October 2024. Prior to the termination of the Credit Agreement, the Company had not borrowed any funds thereunder. The Company incurred no termination penalties in connection with the termination of the Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of March 31, 2025 and our audited consolidated financial statements for the year ended September 30, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on December 13, 2024, as amended.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended September 30, 2024, as amended, and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of March 31, 2025 and September 30, 2024 and for the three and six months ended March 31, 2025 and 2024 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In Medical Dermatology we are developing EB06, an anti-CXCL10 monoclonal antibody candidate, as a therapy for vitiligo, a common autoimmune disorder that causes skin to lose its color in patches. CXCL10 has been shown to play a key role in the disease, and neutralization of CXCL10 has been demonstrated to both prevent and reverse depigmentation in animal models. To date, EB06 has demonstrated a favorable safety and tolerability profile. We have received regulatory approval from Health Canada to conduct a Phase 2 proof of concept study of EB06 in patients with moderate-to-severe nonsegmental vitiligo and we are in discussions with the U.S. Food and Drug Administration (FDA) for the same study. Preparation for the manufacturing campaign began in our fiscal second quarter, and we have evaluated multiple development and manufacturing pathways to produce our drug. We anticipate data to be submitted to the FDA during the second half of calendar 2025, from previous guidance of middle of the 2025 calendar year, based on the current availability of manufacturing slots at third party service providers. Our medical dermatology assets also include EB01 (1.0% daniluromer cream), a Phase 3-ready asset developed for use as a potential therapy for moderate-to-severe chronic Allergic Contact Dermatitis (ACD), a common occupational skin condition. This asset is at the partnering stage.

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

Recent Developments

HCW ATM

In October 2024, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC as a sales agent (HCW ATM) pursuant to which we may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $3.87 million in gross proceeds. We have no obligation to sell any of the common shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms. For the six months ended March 31, 2025, we sold a total of 304,057 common shares pursuant to the agreement for net proceeds of $0.8 million after deducting sales agent commissions of $25,000. We have not sold any common shares pursuant to the HCW ATM subsequent to March 31, 2025.

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

Series B-1 Preferred Shares Offering

On February 12, 2025, we entered into a Securities Purchase Agreement (Series B-1 Purchase Agreement) with a lead investor and several additional investors signatory thereto (the Series B-1 Investors), pursuant to which we sold to the Series B-1 Investors in a private placement, an aggregate of (i) 834 shares (Series B-1 Preferred Shares) of the Company’s newly designated Series B-1 Convertible Preferred Shares, stated value $10,000 per share, each of which is initially convertible into approximately 5,208 common shares (Series B-1 Conversion Shares) at a conversion price of $1.92 per Series B-1 Conversion Share, and (ii) 3,468,746 common shares. The purchase price per Series B-1 Preferred Share was $10,000 and the purchase price per common share was $1.92. The gross proceeds were approximately $15.0 million, prior to deducting offering expenses payable by us. A holder of Series B-1 Preferred Shares will not have the right to convert any portion of its Series B-1 Preferred Shares, if, together with its affiliates, it would beneficially own in excess of 4.99% (or, at the option of the holder, 9.99%) of the number of common shares outstanding immediately after giving effect to such conversion, provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%.

Significant Accounting Policies and Estimates

See Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2024 for a discussion of our significant accounting policies and estimates. There have been no material changes to such significant accounting policies or estimates.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

Total operating expenses decreased to $1.6 million for the three months ended March 31, 2025 compared to $2.2 million for the three months ended March 31, 2024.

The following table summarizes our R&D expenses incurred during the three months ended March 31, 2025 and 2024, together with the dollar increase or decrease in those items:

	Three Months Ended March 31, 2025		Change
	2025	2024	$
Program-specific external costs:
EB06	$59,096	$-	59,096
EB05	131,382	791,197	(659,815)
Other development and discovery programs	30,976	96,412	(65,436)
Total program-specific costs	221,454	887,609	(666,155)

Unallocated internal costs
Non-program specific external costs	1,190	-	1,190
Unallocated internal costs	261,662	288,728	(27,066)
Total unallocated internal costs	262,852	288,728	(25,876)

Total research and development costs	484,306	1,176,337	(692,031)

●

Research and development (R&D) expenses decreased by $0.7 million to $0.5 million for the three months ended March 31, 2025 compared to $1.2 million for the same period last year primarily due to decreased external research expenses related to EB05 (paridiprubart) in the comparative period, offset partially by an increase in EB06 related expense as we prepare for the Phase 2 clinical study. Our R&D expenses consist primarily of employee-related expenses, including salaries, benefits, taxes, travel, and share-based compensation expense for personnel in R&D functions; expenses related to process development and production of product candidates paid to contract manufacturing organizations, including the cost of acquiring, developing, and manufacturing research material; costs associated with clinical activities, including expenses for contract research organizations; and clinical trials and activities related to regulatory filings for our product candidates, including regulatory consultants.

●

General and administrative (G&A) expenses increased by $0.2 million to $1.2 million for the three months ended March 31, 2025 compared to $1.0 million for the same period last year primarily due to an increase in salaries and related costs, partially offset by a decrease in noncash share-based compensation and professional service fees. Our G&A expenses consist primarily of salaries and related costs for our employees in administrative, executive and finance functions. G&A expenses also include professional fees for legal, accounting, audit, tax and consulting services, insurance, office, and travel expenses.

Total other income decreased by $311,000 to $49,000 for the three months ended March 31, 2025 compared to $360,000 for the same period last year and was composed of the following:

●	Grant income decreased by $0.2 million to $0.1 million for the three months ended March 31, 2025 compared to $0.3 million for the three months ended March 31, 2024. The decrease is related to the grant income associated with the activities under the 2023 SIF Agreement.
●	Interest income decreased by $42,000 to $265 for the three months ended March 31, 2025 compared to $43,000 for the same period last year primarily due to lower cash balances.
●	Foreign exchange loss was $3,000 for the three months ended March 31, 2025 compared to a loss of $2,000 for the three months ended March 31, 2024.

For the three months ended March 31, 2025, our net loss was $1.6 million, or $0.30 per common share, compared to a net loss of $1.9 million, or $0.58 per common share for the three months ended March 31, 2024.

Comparison of the Six Months Ended March 31, 2025 and 2024

Total operating expenses decreased to $3.5 million for the six months ended March 31, 2025 compared to $4.1 million for the six months ended March 31, 2024.

The following table summarizes our R&D expenses incurred during the six months ended March 31, 2025 and 2024, together with the dollar increase or decrease in those items:

	Six Months Ended March 31, 2025		Change
	2025	2024	$
Program-specific external costs:
EB06	$70,868	$-	70,868
EB05	860,615	1,157,574	(296,959)
Other development and discovery programs	60,553	147,356	(86,803)
Total program-specific costs	992,036	1,304,930	(312,894)

Unallocated internal costs
Non-program specific external costs	1,190	7,928	(6,738)
Unallocated internal costs	510,898	567,937	(57,039)
Total unallocated internal costs	512,088	575,865	(63,777)

Total research and development costs	1,504,124	1,880,795	(376,671)

●	R&D expenses decreased by $0.4 million to $1.5 million for the six months ended March 31, 2025 compared to $1.9 million for the same period last year primarily due to a decrease in external research expenses related to EB05 (paridiprubart), partially offset by an increase in costs related to EB06 as we prepare for the Phase 2 clinical study. Our R&D expenses consist primarily of employee-related expenses, including salaries, benefits, taxes, travel, and share-based compensation expense for personnel in R&D functions; expenses related to process development and production of product candidates paid to contract manufacturing organizations, including the cost of acquiring, developing, and manufacturing research material; costs associated with clinical activities, including expenses for contract research organizations; and clinical trials and activities related to regulatory filings for our product candidates, including regulatory consultants.

●	General and administrative (G&A) expenses decreased by $0.2 million to $2.0 million for the six months ended March 31, 2025 compared to $2.2 million for the same period last year primarily due to a decrease in noncash share-based compensation and professional service fees, which were partially offset by an increase in salaries and related costs. Our G&A expenses consist primarily of salaries and related costs for our employees in administrative, executive and finance functions. G&A expenses also include professional fees for legal, accounting, audit, tax and consulting services, insurance, office, and travel expenses.

Total other income decreased by $208,000 to $331,000 for the six months ended March 31, 2025 compared to $539,000 for the same period last year and was composed of the following:

●

Grant income remained unchanged at $0.4 million for the six months ended March 31, 2025 and the six months ended March 31, 2024, respectively. Grant income is related to activities under the 2023 SIF Agreement.

●	Interest income decreased by $102,000 to $2,000 for the six months ended March 31, 2025 compared to $104,000 for the same period last year primarily due to lower cash balances.
●	Foreign exchange loss was $25,000 for the six months ended March 31, 2025 compared to a loss of $4,800 for the six months ended March 31, 2024.

For the six months ended March 31, 2025, our net loss was $3.2 million, or $0.74 per common share, compared to a net loss of $3.5 million, or $1.12 per common share for the six months ended March 31, 2024.

Capital Expenditures

Our capital expenditures primarily consist of computer and office equipment. There were no significant capital expenditures for the three and six months ended March 31, 2025 and 2024.

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

Our primary use of cash is to fund our operating expenses, which consist of R&D and G&A expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $3.9 million and $3.1 million for the six months ended March 31, 2025 and 2024, respectively. We incurred net losses of $3.2 million and $3.5 million, respectively, for those same periods.

On February 12, 2025, we entered into the Series B-1 Purchase Agreement with the Series B-1 Investors, pursuant to which we sold to the Series B-1 Investors in a private placement, an aggregate of (i) 834 Series B-1 Preferred Shares, each of which is initially convertible into approximately 5,208 Series B-1 Conversion Shares at a conversion price of $1.92 per Series B-1 Conversion Share, and (ii) 3,468,746 common shares. The purchase price per Series B-1 Preferred Share was $10,000 and the purchase price per common share was $1.92. The gross proceeds were approximately $15.0 million, prior to deducting offering expenses payable by us. A holder of Series B-1 Preferred Shares will not have the right to convert any portion of its Series B-1 Preferred Shares if, together with its affiliates, it would beneficially own in excess of 4.99% (or, at the option of the holder, 9.99%) of the number of common shares outstanding immediately after giving effect to such conversion, provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%.

In October 2024, we entered into the HCW ATM pursuant to which we may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $3.87 million in gross proceeds. For the three months ended March 31, 2025, we sold a total of 83,788 common shares pursuant to the agreement for net proceeds of $$0.2 million after deducting sales agent commissions of $6,000. For the six months ended March 31, 2025, we sold a total of 304,057 common shares pursuant to the agreement for net proceeds of $0.8 million after deducting sales agent commissions of $25,000. We have not sold any common shares pursuant to the HCW ATM subsequent to March 31, 2025.

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

In October 2023, we entered into the 2023 SIF Agreement with the Canadian Government’s SIF. Under the 2023 SIF Agreement, the Government of Canada committed up to C$23 million in partially repayable funding. Of the C$23 million committed by SIF, up to C$5.8 million is not repayable by us. The remaining C$17.2 million is conditionally repayable starting in 2029 only if and when we earn gross revenue. For the three months ended March 31, 2025and 2024, we recorded grant income of $0.1 million and $$0.3 million, respectively, related to the 2023 SIF Agreement. For the six months ended March 31, 2025 and 2024, we recorded grant income of $0.4 million and $0.4 million, respectively, related to the 2023 SIF Agreement.

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

At March 31, 2025, we had an accumulated deficit of $61.9 million and working capital of $13.5 million, including $13.9 million in cash and cash equivalents. In the six months ended, March 31, 2025, we received proceeds of $1.5 million from the initial sale of Series A-1 Preferred Shares to the Series A-1 Purchaser and gross proceeds of $15.0 million from the sale of common shares and Series B-1 Preferred Shares in a private placement. We expect that our cash and cash equivalents at March 31, 2025, including the net proceeds from the Series A-1 Purchase Agreement, the $15.0 million in gross proceeds from the sale of common shares and Series B-1 Preferred Shares, HCW ATM and reimbursements of eligible R&D expenses under the 2023 SIF Agreement will be used to fund our operating expenses including the advancement of the Vitiligo program through the end of fiscal 2026. Management has flexibility to adjust this timeline by making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures and manufacturing campaigns, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations in the future, we plan to seek additional financing through the sale of equity, government grants, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. If we raise additional funds by issuing equity securities, our shareholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our existing shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development of our product candidates.

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

Cash Flows

Net cash used in operating activities

Net cash used in operating activities was $3.9 million for the six months ended March 31, 2025 compared to $3.1 million for the six months ended March 31, 2024, primarily due to an improvement in net loss offset by an investment in working capital of $0.9 million, compared to a recovery of working capital $63,000 in the comparable period.

Net cash used in investing activities

There was no cash used in investing activities for the six months ended March 31, 2025 and 2024, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $16.8 million for the six months ended March 31, 2025, as compared to $0.5 million for the six months ended March 31, 2024. In the current period, we received $15.0 million in proceeds from the sale of common shares and the sale of Series B-1 Preferred Shares, $1.5 million in proceeds from the sale of the Series A-1 Preferred Shares and proceeds of $0.8 million from the HCW ATM, partially offset by issuance costs of $0.5 million. In the comparative period, we received $0.6 million in net proceeds from the Canaccord ATM.

Research and Development

Our primary business is the development of innovative therapeutics for inflammatory and immune-related diseases with clear unmet medical needs. We focus our resources on R&D activities, including the conduct of clinical studies and product development, and expense such costs as they are incurred. R&D expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Our R&D expenses were $0.5 million and $1.5 million for the three and six months ended March 31, 2025, compared to $1.2 million and $1.9 million for the three and six months ended March 31, 2024. The decrease was primarily related to lower clinical expenses related to EB05 (paridiprubart), partially offset by an increase in costs related to EB06 as we prepare for the Phase 2 clinical study.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2025, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company's directors and officers adopted, modified, or terminated a Rule 10b-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

On May 12, 2025, Edesa Biotech Research, Inc., a wholly owned subsidiary of the Company, entered into a Consulting Agreement with Stephen Lemieux, the Company’s former Chief Financial Officer (the “Consulting Agreement”), pursuant to which Mr. Lemieux  has agreed to provide the Company with financial and accounting consulting services for a period of two years, which period may be extended by mutual agreement of Mr. Lemieux and the Company. In consideration for his services, the Company has agreed to pay Mr. Lemieux an hourly rate of CAD $250.00 per hour. In addition, pursuant to the Consulting Agreement, Mr. Lemieux will be entitled to his fiscal year 2025 bonus, prorated for the seven (7) months in 2025 in which he was employed by the Company as Chief Financial Officer. Mr. Lemieux will also be entitled to restricted stock units under the Company’s Equity Incentive Plan at the discretion of the Board of Directions. The Consulting Agreement is terminable by either party upon thirty days’ prior written notice.

The foregoing is only a summary of the material terms of the Consulting Agreement and does not purport to be complete. The foregoing summary is qualified in its entirety by reference to the complete text of the Consulting Agreement, which is attached hereto as Exhibit 10.4 and is incorporated herein by reference.

Item 6.   Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended Articles of Edesa Biotech, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 13, 2025, and incorporated herein by reference).

10.1	Form of Securities Purchase Agreement, dated February 12, 2025, between Edesa Biotech, Inc. and the investors signatory thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 13, 2025, and incorporated herein by reference).

10.2	Form of Investor Rights Agreement, dated February 12, 2025, between Edesa Biotech, Inc. and the investors signatory thereto (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 13, 2025, and incorporated herein by reference).

10.3	Employment Agreement, dated April 3, 2025, by and between the Company and Peter Weiler (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 4, 2025, and incorporated herein by reference).

10.4	Consulting Agreement, dated May 12, 2025, between Edesa Biotech Research, Inc. and Stephen Lemieux (filed herewith).

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

Date: May 14, 2025	EDESA BIOTECH, INC.

/s/ Pardeep Nijhawan
Pardeep Nijhawan, MD, Director, Chief Executive Officer and Corporate Secretary
(Principal Executive Officer)

Date: May 14, 2025	/s/ Peter Weiler
Peter Weiler, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)