Form 10-Q
period 2025-06-30
Edesa Biotech, Inc.
filed 2025-08-08
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the registrant had 7,037,648 common shares issued and outstanding.

EDESA BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2025

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Edesa Biotech, Inc.

Condensed Interim Consolidated Balance Sheets

	June 30, 2025	September 30, 2024

Assets:

Current assets:
Cash and cash equivalents	$12,361,690	$1,037,320
Accounts and other receivable	286,743	270,908
Prepaid expenses and other current assets	112,659	367,394

Total current assets	12,761,092	1,675,622

Non-current assets:
Long-term deposits	40,739	41,151
Intangible asset, net	2,002,969	2,078,848
Right-of-use assets	-	18,361

Total assets	$14,804,800	$3,813,982

Liabilities and shareholders' equity:

Current liabilities:
Accounts payable and accrued liabilities	$672,674	$1,812,960
Short-term right-of-use lease liabilities	-	19,867

Total current liabilities	672,674	1,832,827

Shareholders' equity:
Capital shares
Authorized unlimited common shares without par value
Issued and outstanding:
7,022,678 common shares (September 30, 2024 - 3,247,389)	54,271,112	47,236,024
Authorized preferred shares issued and outstanding
150 Series A-1 preferred shares (September 30, 2024 - 0)	1,054,735	-
834 Series B-1 preferred shares (September 30, 2024 - 0)	8,168,063	-
Additional paid-in capital	14,406,511	13,576,757
Accumulated other comprehensive loss	(123,077)	(242,613)
Accumulated deficit	(63,645,218)	(58,589,013)

Total shareholders' equity	14,132,126	1,981,155

Total liabilities and shareholders' equity	$14,804,800	$3,813,982

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Expenses:
Research and development	$939,067	$897,305	$2,443,191	$2,778,100
General and administrative	964,676	1,035,140	2,998,127	3,232,248

Loss from operations	(1,903,743)	(1,932,445)	(5,441,318)	(6,010,348)

Other income :
Reimbursement grant income	183,281	236,226	536,744	661,062
Interest income	572	32,848	2,503	137,007
Misc other income	-	-	-	14,766
Foreign exchange loss	(29,574)	(4,841)	(54,294)	(9,681)

	154,279	264,233	484,953	803,154

Loss before income taxes	(1,749,464)	(1,668,212)	(4,956,365)	(5,207,194)

Income tax expense	-	-	800	800

Net loss	(1,749,464)	(1,668,212)	(4,957,165)	(5,207,994)

Exchange differences on translation	164,611	1,612	119,536	(10,143)

Net comprehensive loss	$(1,584,853)	$(1,666,600)	$(4,837,629)	$(5,218,137)

Weighted average number of common shares	7,022,678	3,221,806	5,217,343	3,180,647

Loss per common share - basic and diluted	$(0.25)	$(0.52)	$(0.95)	$(1.64)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30, 2025	June 30, 2024

Cash flows from operating activities:
Net loss	$(4,957,165)	$(5,207,994)
Adjustments for:
Depreciation and amortization	93,405	141,843
Share-based compensation	325,217	443,559
Gain on loan forgiveness	-	(14,766)
Changes in working capital items:
Accounts and other receivable	(18,159)	71,501
Prepaid expenses and other current assets	73,355	109,647
Accounts payable and accrued liabilities	(1,117,921)	533,044

Net cash used in operating activities	(5,601,268)	(3,923,166)

Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	7,497,133	729,387
Proceeds from issuance of Series A-1 preferred shares and warrants	1,540,820	-
Proceeds from issuance of Series B-1 preferred shares	8,340,000	-
Payments for issuance costs of common shares and warrants	(294,935)	(76,389)
Payment for issuance costs of preferred shares	(215,157)	-
Payment for issuance costs of warrants	(23,446)	-
Repayment of debt	-	(29,532)

Net cash provided by financing activities	16,844,415	623,466

Effect of exchange rate changes on cash and cash equivalents	81,223	(20,813)

Net change in cash and cash equivalents	11,324,370	(3,320,513)
Cash and cash equivalents, beginning of period	1,037,320	5,361,397

Cash and cash equivalents, end of period	$12,361,690	$2,040,884

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders' Equity

	Shares #	Common Shares	Series A-1 Preferred Shares	Series B-1 Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Three Months Ended June 30, 2025
Balance - March 31, 2025	7,022,678	$54,271,112	$1,017,750	$8,168,063	$14,229,130	$(287,688)	$(61,858,769)	$15,539,598

Preferred return on Series A-1 preferred shares	-	-	36,985	-	-	-	(36,985)	-
Share-based compensation	-	-	-	-	177,381	-	-	177,381
Net loss and comprehensive loss	-	-	-	-	-	164,611	(1,749,464)	(1,584,853)

Balance - June 30, 2025	7,022,678	$54,271,112	$1,054,735	$8,168,063	$14,406,511	$(123,077)	$(63,645,218)	$14,132,126

Three Months Ended June 30, 2024
Balance - March 31, 2024	3,215,968	$47,136,168	$-	$-	$13,373,318	$(226,403)	$(55,958,750)	$4,324,333

Issuance of common shares	31,421	138,421	-	-	-	-	-	138,421
Issuance costs	-	(38,565)	-	-	-	-	-	(38,565)
Share-based compensation	-	-	-	-	109,506	-	-	109,506
Net loss and comprehensive loss	-	-	-	-	-	1,612	(1,668,212)	(1,666,600)

Balance - June 30, 2024	3,247,389	$47,236,024	$-	$-	$13,482,824	$(224,791)	$(57,626,962)	$2,867,095

Nine Months Ended June 30, 2025
Balance - September 30, 2024	3,247,389	$47,236,024	$-	$-	$13,576,757	$(242,613)	$(58,589,013)	$1,981,155

Issuance of common shares	3,772,803	7,497,133	-	-	-	-	-	7,497,133
Issuance of Series A-1 preferred shares and warrants	-	-	998,915	-	541,905	-	-	1,540,820
Issuance of Series B-1 preferred shares	-	-	-	8,340,000	-	-	-	8,340,000
Issuance of common shares upon exercise of restricted share units	2,486	13,922	-	-	(13,922)	-	-	-
Issuance costs	-	(475,967)	(43,220)	(171,937)	(23,446)	-	-	(714,570)
Preferred return on Series A-1 preferred shares	-	-	99,040	-	-	-	(99,040)	-
Share-based compensation	-	-	-	-	325,217	-	-	325,217
Net loss and comprehensive loss	-	-	-	-	-	119,536	(4,957,165)	(4,837,629)

Balance - June 30, 2025	7,022,678	$54,271,112	$1,054,735	$8,168,063	$14,406,511	$(123,077)	$(63,645,218)	$14,132,126

Nine Months Ended June 30, 2024
Balance - September 30, 2023	3,075,473	$46,643,151	$-	$-	$13,039,265	$(214,648)	$(52,418,968)	$7,048,800

Issuance of common shares	171,916	729,387	-	-	-	-	-	729,387
Issuance costs	-	(136,514)	-	-	-	-	-	(136,514)
Share-based compensation	-	-	-	-	443,559	-	-	443,559
Net loss and comprehensive loss	-	-	-	-	-	(10,143)	(5,207,994)	(5,218,137)

Balance - June 30, 2024	3,247,389	$47,236,024	$-	$-	$13,482,824	$(224,791)	$(57,626,962)	$2,867,095

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

For the nine months ended June 30, 2025, the Company incurred a comprehensive loss of $4.8 million resulting in an accumulated deficit of $63.6 million. For the nine months ended June 30, 2025, the Company had a net cash outflow from operating activities of $5.6 million and ended the period with $12.4 million in cash and cash equivalents and a working capital of $12.1 million. During the nine month period ended June 30, 2025, the Company received gross proceeds of $15.0 million from the sale of preferred shares and common shares in a private placement and $1.5 million from the sale of preferred shares to an entity controlled by the Company’s CEO, as described below. The Company’s ability to continue as a going concern is dependent on obtaining additional funding through financings, other strategic activities as well as via grants, to fund the development of its drug candidates. There can be no assurance that the Company will be successful in raising the necessary financing. These conditions indicate the existence of a material uncertainty that may cast substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three and nine months ended June 30, 2025 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2025.

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

Intangible assets, net consisted of the following:

	June 30, 2025	September 30, 2024

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(526,514)	(450,635)

Total intangible assets, net	$2,002,969	$2,078,848

Amortization expense amounted to $0.03 million for each of the three months ended June 30, 2025 and June 30, 2024 and $0.08 million for each of the nine months ended June 30, 2025 and June 30, 2024.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2025	$25,293
September 30, 2026	101,172
September 30, 2027	101,172
September 30, 2028	101,172
September 30, 2029	101,172
Thereafter	1,572,988

$2,002,969

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

The components of right-of-use lease cost were as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Right-of-use lease cost, included in general and administrative on the Statements of Operations	$-	$19,299	$17,885	$59,208

Lease terms and discount rates were as follows:

	June 30, 2025	September 30, 2024
Remaining lease term (months):	0	3
Estimated incremental borrowing rate:	9.2%	9.2%

Cash flow information was as follows:

	Nine Months Ended
	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of right-of-use lease liabilities, included in accounts payable and accrued liabilities on the Statements of Cash Flow.	$17,885	$59,732

5. Commitments

Research and other commitments

The Company has commitments for contracted research organizations who perform clinical trials for the Company’s ongoing clinical studies and other service providers. Approximate aggregate future contractual payments at June 30, 2025 are as follows:

Year Ending

September 30, 2025	$234,000
September 30, 2026	34,000
September 30, 2027	34,000
September 30, 2028	-
September 30, 2029	-

$302,000

License and royalty commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to the Constructs, including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 3 for intangible assets. Under the license agreement, the Company is committed to payments of up to an aggregate amount of $356 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. The Company also has a commitment to pay royalties based on any net sales of products containing the Constructs in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No milestone, royalty or sublicensing payments were made to the third party during the three and nine months ended June 30, 2025 and 2024.

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

In March 2021, through its Ontario subsidiary, the Company entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement. The Company is committed to remaining payments of up to an aggregate amount of $68.9 million, primarily relating to future potential commercial approval and sales milestones. In addition, if the Company fails to file an investigational new drug application or foreign equivalent (IND) for the product within a certain period of time following the date of the agreement, the Company is required to remit to the inventor a fixed license fee quarterly as long as the requirement to file an IND remains unfulfilled. For the three and nine months ended June 30, 2024, the Company recorded an expense of $25,000 and $75,000 for the fixed quarterly license fee as outlined in the 2021 license agreement. There were no milestones achieved in the three and nine months ended June 30, 2025 and no additional expenses were incurred.

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

The Series B-1 Preferred Shares are presented as permanent shareholders’ equity.

The Series B-1 Preferred Shares did not exist in the comparative period; therefore, no prior-period disclosure is presented.

Issued and Outstanding Series B-1 convertible preferred shares

	Series B-1 Convertible Preferred Shares (#)	Series B-1 Convertible Preferred Shares
Nine Months Ended June 30, 2025
Balance - September 30, 2024	-	-

Issuance of Series B-1 Preferred Shares	834	$8,340,000
Series B-1 Preferred Shares issuance costs	-	(171,937)

Balance - June 30, 2025	834	$8,168,063

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

The Series A-1 Convertible Preferred Shares did not exist in the comparative period; therefore, no prior-period disclosure is presented.

Issued and Outstanding Series A-1 convertible preferred shares

	Series A-1 Convertible Preferred Shares (#)	Series A-1 Convertible Preferred Shares
Nine Months Ended June 30, 2025
Balance - September 30, 2024	-	-

Issuance of Series A-1 Preferred Shares	150	998,915
Series A-1 Preferred Shares issuance costs	-	(43,220)
Preferred return on Series A-1 Preferred Shares	-	99,040

Balance - June 30, 2025	150	$1,054,735

Equity distribution agreement

In October 2024, the Company entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC as a sales agent (HCW ATM) pursuant to which the Company may offer and sell, from time to time, Common Shares through an at-the-market equity offering program for up to $3.87 million in gross proceeds. The Company has no obligation to sell any of the Common Shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms. For the nine months ended June 30, 2025, the Company sold a total of 304,057 Common Shares pursuant to the agreement for net proceeds of $0.8 million after deducting sales agent commissions of $25,000. The Company has not sold any Common Shares pursuant to the HCW ATM subsequent to June 30, 2025.

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

Warrants

A summary of the Company’s warrant activity is as follows:

	Number of Warrant Shares (#)	Weighted Average Exercise Price
Nine Months Ended June 30, 2025
Balance - September 30, 2024	609,717	$21.74

Issued	326,560	3.45
Expired	(1,687)	22.40

Balance - June 30, 2025	934,590	$15.35

Nine Months Ended June 30, 2024
Balance - September 30, 2023	720,909	$19.51

Expired	(111,192)	7.26

Balance - June 30, 2024	609,717	$21.74

The weighted average contractual life remaining on the outstanding warrants at June 30, 2025 is 31 months.

The following table summarizes information about the warrants outstanding at June 30, 2025:

Number of Warrants (#)	Exercise Prices	Expiry Dates
173,614	$10.50	December 2025
15,627	$56.00	February 2026
27,399	$31.94	March 2027
391,390	$24.64	September 2027
326,560	$3.45	October 2029
934,590

The fair value of warrants granted during the nine months ended June 30, 2024 was estimated using the Black-Scholes option valuation model using the following assumptions:

Nine Months Ended June 30, 2025
Class A Pref Share

Risk free interest rate	4.14%
Expected life	5 years
Expected share price volatility	91.24%
Expected dividend yield	0.00%

Share options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the 2019 Plan) administered by the independent members of the board of directors, which amended and restated prior plans. Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. The total number of shares available for issuance under the terms of the 2019 Plan is 2,367,737. The remaining number of shares available to grant at June 30, 2025 is 668,398.

The Company’s 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price of each option is determined by the independent members of the board of directors.

Options have been granted under the 2019 Plan allowing the holders to purchase Common Shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Nine Months Ended June 30, 2025
Balance - September 30, 2024	383,040	$24.93	$18.33

Forfeited	(4,431)	25.20	17.69
Expired	(374)	246.96	246.96

Balance - June 30, 2025	378,235	$24.71	$18.11

Nine Months Ended June 30, 2024
Balance - September 30, 2023	420,615	$25.60	$18.84

Granted	500	4.10	3.10
Forfeited	(2,401)	15.00	10.70
Expired	(35,674)	33.18	24.63

Balance - June 30, 2024	383,040	$24.93	$18.33

During the three and nine months ended June 30, 2025, there were no employee or director options granted. During the three and nine months ended June 30, 2024, there were 500 employee options granted and no director options granted. The options have a term of 10 years and an exercise price equal to the Nasdaq closing price on the grant date.

The weighted average contractual life remaining on the outstanding options at June 30, 2025 is 72 months.

The following table summarizes information about the options under the 2019 Plan outstanding and exercisable at June 30, 2025:

Number of Options (#)	Exercisable at June 30, 2025 (#)	Range of Exercise Prices		Expiry Dates
37,719	37,719	C$	15.12	August 2027 - Dec 2028
43,031	43,031		$22.12	Feb 2030
51,006	51,006		$52.08 - 56.49	September 2030 - Oct 2030
79,651	79,651		$36.75 - 40.18	March 2025 - Sep 2031
56,865	56,865		$25.97	March 2025 - Feb 2032
109,963	84,346		$4.10 - 10.01	March 2025 - Oct 2033
378,235	352,618

The options exercisable at June 30, 2025 had a weighted average exercise price of $25.93, no intrinsic value and a weighted average remaining life of 72 months. There were 25,617 options at June 30, 2025 that had not vested with a weighted average exercise price of $7.00, no intrinsic value and a weighted average remaining life of 95 months.

The fair value of options granted during the nine months ended June 30, 2025 and 2024 was estimated using the Black-Scholes option valuation model using the following assumptions:

Nine Months Ended June 30, 2024

Risk free interest rate	4.92%
Expected life	5 years
Expected share price volatility	97.26%
Expected dividend yield	0.00%

As of June 30, 2025, the Company had approximately $0.01 million of unrecognized share-based compensation expense, which is expected to be recognized over a period of 15 months.

Restricted share units (RSU)

The Company’s 2019 Plan allows restricted share units (RSUs) to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the RSU term is not to exceed 10 years. The fair value is based on the 5-day VWAP of the Company’s Common Shares up to the date of grant.

The following is a summary of changes in the status of RSUs from October 1, 2024 through June 30, 2025:

	Number of RSU (#)	Weighted Average Grant Date Fair Value
Nine Months Ended June 30, 2025
Balance - September 30, 2024	63,204	$5.10

Granted	1,207,856	2.00
Exercised	(2,486)	5.60

Balance - June 30, 2025	1,268,574	$2.15

Nine Months Ended June 30, 2024
Balance - September 30, 2023	33,045	$5.60

Granted	19,772	4.52

Balance - June 30, 2024	52,817	$5.20

The following table summarizes information about the RSUs under the 2019 Plan outstanding and exercisable at June 30, 2025:

	Number of RSU (#)	Exercisable at June 30, 2025 (#)	Expiry Date
Fully-vested RSUs	117,967	117,967	August 2033 - June 2035
Vesting in the next 12 months	262,090	21,828	May 2035
Vesting from 13–24 months	403,062	22,364	May 2035
Vesting in 24 months or greater	485,455	14,087	May 2035

	1,268,574	176,246	-

The Company has granted RSUs with varying vesting schedules. Certain RSU’s vest immediately upon the grant date, while others vest over a period ranging from 12 to 36 months. Outstanding RSUs can be converted to Common Shares by the holder at any time after vesting and before the expiry date. As of June 30, 2025, the Company had approximately $2.2 million of unrecognized restricted share unit compensation expense, which is expected to be recognized over a period of 35 months.

The Company recorded $0.2 million and $0.1 million of share-based compensation expenses for the three months ended June 30, 2025 and 2024, respectively and $0.3 million and $0.4 million for the nine months ended June 30, 2025 and 2024, respectively. These amounts include expenses related to both stock options and restricted share units (RSUs) granted to employees and directors under the Company’s equity compensation plans.

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

Under the October 2023 SIF Agreement the Company recorded grant income of $0.2 million and $0.2 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $0.5 million and $0.7 million for the nine months ended June 30, 2025 and June 30, 2024, respectively, bringing the total recorded under the agreement to $1.8 million.

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

(c) Foreign exchange risk

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (FX) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At June 30, 2025, the Company and its Canadian subsidiary had assets denominated in Canadian dollars of approximately C$3.5 million and the U.S. dollar exchange rate at this date was equal to 1.3654 Canadian dollars. Based on the exposure at June 30, 2025, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $0.3 million.

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

During the three and nine months ended June 30, 2025 and 2024, the Company paid cash of $20,000  and $60,000 in 2025, and $20,000 and $60,000 in 2024, respectively, for a lease from a company controlled by the Company’s CEO. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. The Company extended the lease beyond its December 31, 2024 expiration to November 30, 2025 and upon expiry will be month to month and either party will have the right to terminate on 30 days’ notice.

In October 2023, the Company entered into $10.0 million revolving credit agreement with an entity controlled by the Company’s Chief Executive Officer and Secretary and member of the Company’s board of directors (Credit Agreement), providing an unsecured revolving credit facility, with a credit limit of $3.5 million (Credit Limit) which was available immediately. The line of credit bore interest at the Canadian Imperial Bank of Commerce US Base-Interest Rate plus 3% per annum and has a maturity date of March 31, 2026, unless terminated earlier by either party with 90 days’ notice. Advances under the line of credit are tied to a borrowing base (Borrowing Base) consisting of eligible grant receivables from SIF, future potential license fee receivables and any other accounts receivable. At no time shall the aggregate principal amount of all advances outstanding exceed the lesser of (i) the Credit Limit and (ii) an amount equal to 85% of the Borrowing Base. During the three and nine months ended June 30, 2025 and 2024, the Company incurred standby charges of $0 and $13,000 in 2025 and $4,000 and $38,000 in 2024, respectively. The Credit Agreement was terminated in October 2024. Prior to the termination of the Credit Agreement, the Company had not borrowed any funds thereunder. The Company incurred no termination penalties in connection with the termination of the Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of June 30, 2025 and our audited consolidated financial statements for the year ended September 30, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on December 13, 2024, as amended.

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

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of June 30, 2025 and September 30, 2024 and for the three and nine months ended June 30, 2025 and 2024 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to obtain funding for our operations;
●	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing
●	the timing of the commencement, progress and receipt of data from any of our preclinical and clinical trials;
●	the expected results of any preclinical or clinical trial and the impact on the likelihood or timing of any regulatory approval;
●	the therapeutic benefits, effectiveness and safety of our product candidates;

●	the timing or likelihood of regulatory filings and approvals;
●	changes in our strategy or development plans;
●	the volatility of our common share price;
●	the rate and degree of market acceptance and clinical utility of any future products;
●	the effect of competition;
●	our ability to protect our intellectual property as well as comply with the terms of license agreements with third parties;
●	our ability to comply with the continued listing requirements of Nasdaq;
●	our ability to identify, develop and commercialize additional products or product candidates;
●	reliance on key personnel;
●	general changes in economic or business conditions; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2024, as amended.

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

In Medical Dermatology we are developing EB06, an anti-CXCL10 monoclonal antibody candidate, as a therapy for vitiligo, a common autoimmune disorder that causes skin to lose its color in patches. CXCL10 has been shown to play a key role in the disease, and neutralization of CXCL10 has been demonstrated to both prevent and reverse depigmentation in animal models. To date, EB06 has demonstrated a favorable safety and tolerability profile. We have received regulatory approval from Health Canada to conduct a Phase 2 proof of concept study of EB06 in patients with moderate-to-severe nonsegmental vitiligo and we are in discussions with the U.S. Food and Drug Administration (FDA) for the same study. Preparation for the manufacturing campaign began in our fiscal second quarter, and we have evaluated multiple development and manufacturing pathways to produce our drug. We anticipate data to be submitted to the FDA by the end of calendar 2025 based on the current availability of manufacturing slots at third party service providers. Our medical dermatology assets also include EB01 (1.0% daniluromer cream), a Phase 3-ready asset developed for use as a potential therapy for moderate-to-severe chronic Allergic Contact Dermatitis (ACD), a common occupational skin condition. This asset is at the partnering stage.

Our most advanced Respiratory drug candidate is EB05 (paridiprubart). Paridiprubart represents a new class of emerging therapies called Host-Directed Therapeutics (HDTs) that are designed to modulate the body’s own immune response when confronted with infectious diseases or even chemical agents. EB05 is currently being evaluated in the U.S. government-funded “Just Breathe” study investigating three novel threat-agnostic HDTs in hospitalized adult patients with Acute Respiratory Distress Syndrome (ARDS), a life-threatening form of respiratory failure. During the third fiscal quarter, the U.S. government announced that the first randomizations of EB05 and other host directed therapeutics were completed. Certain development expenses, including manufacturing scale-up, for our EB05 program are also eligible for reimbursement from the Government of Canada under a 2023 grant and funding award. We are also pursuing additional uses for paridiprubart in chronic diseases, such as pulmonary fibrosis (EB07 program). In light of our other development priorities, we are evaluating the timing for the next steps in our EB07 program.

Recent Developments

HCW ATM

In October 2024, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC as a sales agent (HCW ATM) pursuant to which we may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $3.87 million in gross proceeds. We have no obligation to sell any of the common shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms. For the nine months ended June 30, 2025, we sold a total of 304,057 common shares pursuant to the agreement for net proceeds of $0.8 million after deducting sales agent commissions of $25,000. We have not sold any common shares pursuant to the HCW ATM subsequent to June 30, 2025.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

Total operating expenses for each of the three months ended June 30, 2025 and June 30, 2024 were $1.9 million.

●	The following table summarizes our R&D expenses incurred during the three months ended June 30, 2025 and 2024, together with the dollar increase or decrease in those items:

	Three Months Ended June 30, 2025		Change
	June 30, 2025	June 30, 2024	$
Program-specific external costs:
EB06	$226,118	$-	$226,118
EB05	396,993	640,030	(243,037)
Other development and discovery programs	40,370	22,866	17,504
Total program-specific costs	663,481	662,896	585

Unallocated internal costs
Non-program specific external costs	-	1,762	(1,762)
Unallocated internal costs	275,586	232,647	42,939
Total unallocated internal costs	275,586	234,409	41,177

Total research and development costs	939,067	897,305	41,762

●

Research and development (R&D) expenses were $0.9 million for each of the three months ended June 30, 2025 and June 30, 2024, as an increase in EB06-related expenses associated with preparations for the Phase 2 clinical study was offset by a decrease in external research expenses related to EB05. Our R&D expenses consist primarily of employee-related expenses, including salaries, benefits, taxes, travel, and share-based compensation expense for personnel in R&D functions; expenses related to process development and production of product candidates paid to contract manufacturing organizations, including the cost of acquiring, developing, and manufacturing research material; costs associated with clinical activities, including expenses for contract research organizations; and clinical trials and activities related to regulatory filings for our product candidates, including regulatory consultants.

●

General and administrative (G&A) expenses were $1.0 million for each of the three months ended June 30, 2025 and June 30, 2024, as a decrease in salaries and related costs was offset by an increase in noncash share-based compensation and professional service fees. Our G&A expenses consist primarily of salaries and related costs for our employees in administrative, executive and finance functions. G&A expenses also include professional fees for legal, accounting, audit, tax and consulting services, insurance, office, and travel expenses.

Total other income decreased by $110,000 to $154,000 for the three months ended June 30, 2025 compared to $264,000 for the same period last year and was composed of the following:

●

Grant income decreased by $53,000 to $183,000 for the three months ended June 30, 2025 compared to $236,000 for the three months ended June 30, 2024. The decrease is related to the grant income associated with the activities under the 2023 SIF Agreement.

●	Interest income decreased to $600 for the three months ended June 30, 2025 compared to $33,000 for the same period last year primarily due to lower cash balances.
●	Foreign exchange loss was $30,000 for the three months ended June 30, 2025 compared to a loss of $5,000 for the same period last year.

For the three months ended June 30, 2025, our net loss was $1.7 million, or $0.25 per common share, compared to a net loss of $1.7 million, or $0.52 per common share for the three months ended June 30, 2024.

Comparison of the Nine Months Ended June 30, 2025 and 2024

Total operating expenses decreased by $0.6 million to $5.4 million for the nine months ended June 30, 2025 compared to $6.0 million for the nine months ended June 30, 2024.

●	The following table summarizes our R&D expenses incurred during the nine months ended June 30, 2025 and 2024, together with the dollar increase or decrease in those items:

	Nine Months Ended June 30, 2025		Change
	June 30, 2025	June 30, 2024	$
Program-specific external costs:
EB06	$292,200	$-	$292,200
EB05	1,269,963	1,769,712	(499,749)
Other development and discovery programs	101,227	193,696	(92,469)
Total program-specific costs	1,663,390	1,963,408	(300,018)

Unallocated internal costs
Non-program specific external costs	1,199	9,663	(8,464)
Unallocated internal costs	778,602	805,029	(26,427)
Total unallocated internal costs	779,801	814,692	(34,891)

Total research and development costs	2,443,191	2,778,100	(334,909)

●

R&D expenses decreased by $0.4 million to $2.4 million for the nine months ended June 30, 2025 compared to $2.8 million for the same period last year primarily due to a decrease in external research expenses related to EB05 (paridiprubart), which was partially offset by an increase in costs related to EB06 associated with preparations for the Phase 2 clinical study. Our R&D expenses consist primarily of employee-related expenses, including salaries, benefits, taxes, travel, and share-based compensation expense for personnel in R&D functions; expenses related to process development and production of product candidates paid to contract manufacturing organizations, including the cost of acquiring, developing, and manufacturing research material; costs associated with clinical activities, including expenses for contract research organizations; and clinical trials and activities related to regulatory filings for our product candidates, including regulatory consultants.

●

G&A expenses decreased by $0.2 million to $3.0 million for the nine months ended June 30, 2025 compared to $3.2 million for the same period last year primarily due to a decrease in professional service fees and noncash share-based compensation. Our G&A expenses consist primarily of salaries and related costs for our employees in administrative, executive and finance functions. G&A expenses also include professional fees for legal, accounting, audit, tax and consulting services, insurance, office, and travel expenses.

Total other income decreased by $0.3 million to $0.5 million for the nine months ended June 30, 2025 compared to $0.8 million for the same period last year and was composed of the following:

●

Grant income remained decreased by $0.2 million to $0.5 million for the nine months ended June 30, 2025 compared to $0.6 million for the same period last year and the nine months ended June 30, 2024, respectively. The decrease is related to the grant income associated with the activities under the 2023 SIF Agreement.

●	Interest income decreased to $3,000 for the nine months ended June 30, 2025 compared to $137,000 for the same period last year primarily due to lower cash balances.
●	Foreign exchange loss was $54,000 for the nine months ended June 30, 2025 compared to a loss of $10,000 for the same period last year.

For the nine months ended June 30, 2025, our net loss was $5.0 million, or $0.95 per common share, compared to a net loss of $5.2 million, or $1.64 per common share for the nine months ended June 30, 2024.

Capital Expenditures

Our capital expenditures primarily consist of computer and office equipment. There were no significant capital expenditures for the three and nine months ended June 30, 2025 and 2024.

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

Our primary use of cash is to fund our operating expenses, which consist of R&D and G&A expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $5.6 million and $3.9 million for the nine months ended June 30, 2025 and 2024, respectively. We incurred net losses of $5.0 million and $5.2 million, respectively, for those same periods.

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

In October 2024, we entered into the HCW ATM pursuant to which we may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $3.87 million in gross proceeds. For the three months ended June 30, 2025 there were no common shares sold pursuant to the agreement. For the nine months ended June 30, 2025, we sold a total of 304,057 common shares pursuant to the agreement for net proceeds of $0.8 million after deducting sales agent commissions of $25,000. We have not sold any common shares pursuant to the HCW ATM subsequent to June 30, 2025.

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

In October 2023, we entered into the 2023 SIF Agreement with the Canadian Government’s SIF. Under the 2023 SIF Agreement, the Government of Canada committed up to C$23 million in partially repayable funding. Of the C$23 million committed by SIF, up to C$5.8 million is not repayable by us. The remaining C$17.2 million is conditionally repayable starting in 2029 only if and when we earn gross revenue. For the three months ended June 30, 2025 and 2024, we recorded grant income of $0.2 million and $0.2 million, respectively, related to the 2023 SIF Agreement. For the nine months ended June 30, 2025 and 2024, we recorded grant income of $0.5 million and $0.6 million, respectively, related to the 2023 SIF Agreement.

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

At June 30, 2025, we had an accumulated deficit of $63.6 million and working capital of $12.1 million, including $12.4 million in cash and cash equivalents. In the nine months ended, June 30, 2025, we received proceeds of $1.5 million from the initial sale of Series A-1 Preferred Shares to the Series A-1 Purchaser and gross proceeds of $15.0 million from the sale of common shares and Series B-1 Preferred Shares in a private placement. We expect that our cash and cash equivalents at June 30, 2025, including the net proceeds from the Series A-1 Purchase Agreement, the $15.0 million in gross proceeds from the sale of common shares and Series B-1 Preferred Shares, HCW ATM and reimbursements of eligible R&D expenses under the 2023 SIF Agreement will be used to fund our operating expenses including the advancement of the vitiligo program through the end of fiscal 2026. Management has flexibility to adjust this timeline by making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures and manufacturing campaigns, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations in the future, we plan to seek additional financing through the sale of equity, government grants, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. If we raise additional funds by issuing equity securities, our shareholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our existing shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development of our product candidates.

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

Cash Flows

Net cash used in operating activities

Net cash used in operating activities was $5.6 million for the nine months ended June 30, 2025 compared to $3.9 million for the nine months ended June 30, 2024, primarily due to an improvement in net loss offset by an investment in working capital of $1.1 million, compared to a recovery of working capital $0.7 million in the comparable period.

Net cash used in investing activities

There was no cash used in investing activities for the nine months ended June 30, 2025 and 2024, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $16.8 million for the nine months ended June 30, 2025, as compared to $0.6 million for the nine months ended June 30, 2024. In the current period, we received $15.0 million in proceeds from the sale of common shares and the sale of Series B-1 Preferred Shares, $1.5 million in proceeds from the sale of the Series A-1 Preferred Shares and proceeds of $0.8 million from the HCW ATM, partially offset by issuance costs of $0.5 million. In the comparative period, we received $0.7 million in net proceeds from the Canaccord ATM.

Research and Development

Our primary business is the development of innovative therapeutics for inflammatory and immune-related diseases with clear unmet medical needs. We focus our resources on R&D activities, including the conduct of clinical studies and product development, and expense such costs as they are incurred. R&D expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Our R&D expenses were $0.9 million and $2.4 million for the three and nine months ended June 30, 2025, compared to $0.9 million and $2.8 million for the same period last year. The decrease was primarily related to lower clinical expenses related to EB05, partially offset by an increase in costs related to EB06 as we prepare for the Phase 2 clinical study.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2025, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company's directors and officers adopted, modified, or terminated a Rule 10b-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10.1 ^	Employment Agreement, dated April 3, 2025, by and between the Company and Peter Weiler (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 4, 2025, and incorporated herein by reference).

10.2 ^	Consulting Agreement, dated May 12, 2025, by and between Edesa Biotech Research, Inc. and Stephen Lemieux (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 14, 2025, and incorporated herein by reference)

10.3 ^	Amendment No. 4 to Edesa Biotech, Inc. 2019 Equity Incentive Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 28, 2025, and incorporated herein by reference).

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

Date: August 8, 2025	EDESA BIOTECH, INC.

/s/ Pardeep Nijhawan
Pardeep Nijhawan, MD, Director, Chief Executive Officer and Corporate Secretary
(Principal Executive Officer)

Date: August 8, 2025	/s/ Peter Weiler
Peter Weiler, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)