Form 10-K
period 2025-09-30
Edesa Biotech, Inc.
filed 2025-12-12
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

As of March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common shares held by nonaffiliates was approximately $13,978,238, which was calculated based on 7,022,678 common shares outstanding as of that date, of which 5,728,786 common shares were held by nonaffiliates at the closing price of the registrant’s common shares on The Nasdaq Capital Market on such date.

As of December 12, 2025, the registrant had 8,333,823 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EDESA BIOTECH , INC.

ANNUAL REPORT ON FORM 10-K

Year Ended September 30, 2025

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

In Medical Dermatology we are developing EB06, an anti-CXCL10 monoclonal antibody candidate, as a therapy for vitiligo, a common autoimmune disorder that causes skin to lose its color in patches. CXCL10 has been shown to play a key role in the disease, and neutralization of CXCL10 has been demonstrated to both prevent and reverse depigmentation in animal models. To date, EB06 has demonstrated a favorable safety and tolerability profile. We have received regulatory approval from Health Canada to conduct a Phase 2 proof of concept study of EB06 in patients with moderate-to-severe nonsegmental vitiligo and we are in discussions with the U.S. Food and Drug Administration (“FDA”) for the same study. Subject to regulatory approval, we anticipate initiating enrollment by midyear 2026. Our Medical Dermatology assets also include EB01 (1.0% daniluromer cream), a Phase 3-ready asset developed for use as a potential therapy for moderate-to-severe chronic Allergic Contact Dermatitis (“ACD”), a common occupational skin condition. This asset is at the partnering stage.

Our most advanced Respiratory drug candidate is EB05 (paridiprubart). Paridiprubart represents a new class of emerging therapies called Host-Directed Therapeutics (“HDTs”) that are designed to modulate the body’s own immune response when confronted with infectious diseases or even chemical agents. In October 2025, we reported that paridiprubart met primary and secondary endpoints with statistical significance, providing clinically meaningful improvement in survival and recovery, in a truncated Phase 3 clinical study of hospitalized patients with Acute Respiratory Distress Syndrome (“ARDS”), a life-threatening form of respiratory failure. Paridiprubart is also being evaluated in an ongoing U.S. government-funded platform study investigating three novel threat-agnostic HDTs in hospitalized patients with ARDS. Certain development expenses, including manufacturing scale-up, for our EB05 program are also eligible for reimbursement from the Government of Canada under a 2023 grant and funding award. We are also pursuing additional uses for paridiprubart in chronic diseases.

Competitive Strengths

We believe that we possess a number of competitive strengths that position us to become a leading biopharmaceutical company focused on immuno-inflammatory diseases, including:

●	Validated technology and drug development capabilities. We believe that the strength of our technologies and our drug development capabilities have been validated by our favorable clinical data, our multiple arrangements with third parties to develop and commercialize their clinical-stage drug candidates, more than C$37 million in competitive government grant and funding awards, and selection for a U.S. government-funded clinical study by experts from the Biomedical Advanced Research and Development Authority (“BARDA”), the Centers for Disease Control and Prevention, Department of Defense, FDA and National Institutes of Health.

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

At present, there is only one FDA-approved therapeutic indicated for repigmentation in vitiligo, a Janus Kinase (“JAK”) inhibitor cream (ruxolitinib); however, there is an increased risk of serious infections and malignancies associated with ruxolitinib. Similarly, off-label non-surgical therapies tend to be time-consuming, expensive, or prone to causing side effects. Common treatments include topical drugs, phototherapies and surgical interventions. Based on the availability and limitations of current treatments, we believe there is a significant need for well targeted and systemic immunotherapies.

EB06

EB06 is a fully human monoclonal antibody candidate that binds specifically and selectively to chemokine ligand 10 (“CXCL10”) and inhibits the interaction of CXCL10 with its receptors, CXCR3A and CXCR3B. CXCL10 plays an important role in both the innate and adaptive immune responses in patients with vitiligo. EB06 is currently formulated for intravenous administration, with plans for a potential subcutaneous formulation.

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

We have approval from Health Canada to conduct a Phase 2 study of EB06 in moderate to severe nonsegmental vitiligo patients. As planned, the double-blind, placebo-controlled trial will evaluate the safety and efficacy of EB06 in approximately 150 subjects, who will be administered intravenous infusions of either EB06 or placebo during the treatment period, followed by a follow-up period. The primary efficacy outcome measurement will be the percentage of patients achieving ≥50% decrease (improvement) from baseline in facial Vitiligo Area Scoring Index (“F-VASI50”). F-VASI is a composite measurement of the overall area of facial vitiligo patches and degree of depigmentation within patches. Before proceeding with enrollment in Canada, we may modify our current Canadian study design with Health Canada to conform the protocol with other jurisdictions. To conduct the planned study at U.S. investigational centers, we must first complete the manufacturing of the drug and submit related data to the FDA as part of an investigational new drug application (“IND”). To date, we have completed a process confirmation batch of EB06 and intend to initiate engineering and clinical-grade (“GMP”) manufacturing runs in the coming weeks. We anticipate data from these activities to be submitted to the FDA once the work is completed. Subject to regulatory approval, we anticipate initiating recruitment by midyear 2026. We anticipate topline results for this Phase 2 study could be available within as few as 9 to 12 months following regulatory clearance in the U.S.

In three previous clinical studies of 65 healthy volunteers and non-vitiligo subjects in total, EB06 has demonstrated a favorable safety and tolerability profile. The first Phase 1 study was a double-blind, placebo-controlled, ascending, single-dose study in 20 healthy subjects. Participants received single intravenous doses of EB06, ranging from 0.1 to 20 mg/kg. No deaths or serious adverse events (“AEs”) were reported. EB06 was generally safe and well tolerated at doses up to 20 mg/kg. A second Phase 1 study evaluated the effect of single doses of EB06 to generate proof-of-principle data on the neutralization of CXCL10 in an inflammatory setting in humans using an experimentally nickel-induced allergic contact dermatitis model. For this double-blind, placebo-controlled study, 16 subjects were exposed to single intravenous doses of 180 and 720 mg of EB06. No deaths or serious AEs were reported, and EB06 was generally safe and well tolerated. A third, open-label, single-arm Phase 2 study investigating multiple administrations of EB06 in patients with primary biliary cirrhosis with an incomplete response to ursodeoxycholic acid (“UDCA”) was also completed. A total of 29 patients were treated with 10 mg/kg intravenous doses of EB06 every two weeks, for a total of 6 doses. No serious treatment-related AEs were reported. In addition, in a variety of pre-clinical in vitro and in vivo experiments, EB06 demonstrated the ability to neutralize the biological activity of CXCL10. In animal toxicology studies, EB06 was well-tolerated.

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

For moderate to severe cases of ARDS, treatments remain limited and patients suffer high mortality rates. Countering the exaggerated innate immune response in ARDS patients has been a key area of interest among researchers. One of the most studied targets has been Toll-like receptor 4 (“TLR4”) - a key component of the innate immune system and an important mediator of inflammation. Since TLR4 detects molecules found in pathogens and also binds to endogenous molecules produced as a result of injury, it is a key receptor on which both infectious and noninfectious stimuli converge to induce a proinflammatory response.

EB05 (paridiprubart)

EB05 is an intravenous formulation of paridiprubart, a first-in-class monoclonal antibody (mAb) that has been engineered to alter inflammatory signaling by binding to and blocking the activation of TLR4. Specifically, paridiprubart dampens TLR4 signaling by blocking receptor dimerization (and subsequent intracellular signaling cascades). The drug has demonstrated the ability to block signaling irrespective of the presence or concentration of the various molecules that frequently bind with TLR4, known as ligands. Based on this broad mechanism of action and clinical results to date, we believe that paridiprubart could ameliorate TLR4-mediated inflammation cascades in ARDS patients, thereby reducing lung injury, ventilation rates and mortality. We are currently exploring development and commercialization partnerships for paridiprubart as well as expedited regulatory pathways that may be available in certain jurisdictions.

Positive Phase 3 Results

In a Phase 3 clinical study, we evaluated paridiprubart (EB05) as a treatment for ARDS. Participants were 18 years or older, receiving Invasive Mechanical Ventilation (“IMV”) with or without additional organ support at the time of hospitalization. They were randomly assigned (1:1) to standard of care treatment (“SOC”) with paridiprubart (n=56), or SOC with placebo (n=48). Efficacy outcomes were 28-day and 60-day mortality and proportion of patients with a decrease of ≥ 2 points in the WHO Covid-19 Severity Scale (“WCSS”) at 28-days. We opted to discontinue enrollment early for business reasons.

The data from the Phase 3 study demonstrated that paridiprubart met primary and secondary endpoints with statistical significance. Paridiprubart led to a clinically significant reduction in mortality through 60 days, as well as a significant reduction in the proportion of patients requiring IMV.

Paridiprubart in the most conservative intention-to-treat (“ITT”) population met the primary endpoint, demonstrating a statistically significant and clinically meaningful benefit for reduced mortality at 28 days. Patients treated with paridiprubart + SOC had a lower risk of death (39%) compared to those receiving placebo (52%), representing an absolute improvement in survival of 13% at 28 days with paridiprubart demonstrating a relative reduction in the risk of death of 25% compared to placebo (n=104; p<0.001). A durable survival benefit was also demonstrated at 60 days, with patients treated with paridiprubart plus SOC demonstrating a lower risk of death (46%) compared to those receiving placebo (59%), representing an absolute improvement in survival of 13% with a relative risk reduction of 22% for paridiprubart compared to placebo (n=104; p=0.003). In addition, subjects receiving paridiprubart + SOC demonstrated a 41% higher relative rate of clinical improvement, meaning patients no longer required IMV and/or organ support at Day 28.

The results from a safety population of more than 275 subjects, which included patients enrolled during the interim between the Phase 2 and Phase 3 study, demonstrated that EB05 was generally well-tolerated and consistent with the observed safety profile to date.

Previous Phase 2 Clinical Study

In a signal-finding Phase 2 clinical study evaluating paridiprubart in hospitalized Covid-19 patients at various disease severity levels, paridiprubart demonstrated a statistically significant and clinically meaningful trend for 28-day mortality for all randomized subjects in the critically ill cohort (the intent to treat, or ITT, population). The 28-day death rate in the EB05 plus SOC arm was 7.7% versus 40% in the placebo + SOC arm in critically severe patients on ECMO therapy (extracorporeal membrane oxygenation) IMV plus organ support with ARDS at baseline (p=0.04). The Survival Analysis using Cox’s Proportional Hazard Model also demonstrated that patients treated with paridiprubart + SOC had an 84% reduction in the risk of dying when compared to placebo + SOC at 28 days. The Phase 2 study demonstrated that paridiprubart appears to be well-tolerated and consistent with the observed safety profile.

U.S. Government Funded Study

In June 2024, EB05 was selected through a competitive process by BARDA, part of the Administration for Strategic Preparedness and Response within the U.S. Department of Health and Human Services, as one of three drug candidates for evaluation in a U.S. government-funded Phase 2 platform study. The randomized, double-blinded, placebo-controlled, multi- center clinical trial is investigating novel threat-agnostic host-directed therapeutics, including EB05, in hospitalized adult patients with ARDS due to a variety of causes. The BARDA-funded study is being managed under a BARDA contract with PPD Development, LP, a clinical research business of Thermo Fisher Scientific, Inc. For the EB05 cohort of the study, patients are being randomized one-to-one to either EB05 + SOC or to a placebo + SOC control arm. We are providing drug products to the study as well as technical support at our own expense.

Federal Funding from the Government of Canada

Our wholly owned subsidiary Edesa Biotech Research, Inc. (“Edesa Biotech Research”) is party to a multi- year contribution agreement  with the Canadian government’s Strategic Innovation Fund, or SIF, dated October 12, 2023, and an Amendment Agreement No. 1 to the agreement, dated September 30, 2025 (together, the “2023 SIF Agreement”). Under the 2023 SIF Agreement, the Government of Canada committed up to C$23 million in partially repayable funding toward (i) conducting and completing a Phase 3 clinical study of our investigational therapy EB05 in critical-care patients with ARDS, and (ii) submitting EB05 for governmental approvals and manufacturing scale-up, following, and subject to, completing the Phase 3 study and (iii) conducting two non-clinical safety studies to assess the potential long-term impact of EB05 exposure. Of the C$23 million committed by SIF, up to C$5.75 million is not repayable. The remaining C$17.25 million is conditionally repayable starting in 2032 only if and when we earn gross revenue. Edesa Biotech Research has agreed to complete the project by December 31, 2028. In the event that we or Edesa Biotech Research breach our obligations under the 2023 SIF Agreement, subject to applicable cure, the SIF may exercise a number of remedies, including suspending or terminating funding under the 2023 SIF Agreement, demanding repayment of funding previously received and/or terminating the 2023 SIF Agreement. The performance obligations of Edesa Biotech Research under the 2023 SIF Agreement are guaranteed by us.

Our previously completed Phase 2 study of EB05 was also funded, in part, by SIF. Under a February 2021 agreement (the “2021 SIF Agreement” and together with the 2023 SIF Agreement, the “SIF Agreements”), the Government of Canada committed C$14.1 million in nonrepayable funding for an international Phase 2 study and certain pre-clinical experiments. In the event that we or Edesa Biotech Research breach our obligations under the 2021 SIF Agreement, subject to applicable cure, the SIF may exercise a number of remedies, including demanding repayment of funding previously received and/or terminating the agreement. The performance obligations of Edesa Biotech Research under the contribution agreement are guaranteed by us. All potential funding available under the 2021 SIF Agreement has been received.

As of the date of this filing, we have met all of our performance and reporting requirements under our SIF Agreements.

Other Future Product Candidates

We are seeking to advance additional product candidates as well as add new disease indications for current product candidates, and from time to time we may request approval from regulators in various jurisdictions to initiate new clinical studies or amend the scope of current clinical studies. In addition, we plan to continue to identify, evaluate and potentially obtain rights to and develop additional clinical assets across various stages of development, focusing primarily on inflammatory and immune-related diseases. For instance, there is significant evidence that targeting TLR4 in chronic respiratory conditions, such as pulmonary fibrosis, could result in therapeutic benefit for patients. In light of our other development priorities, we are evaluating the timing for the next steps in our EB07 program for the treatment of pulmonary fibrosis. Initiating recruitment in the EB07 study is subject to, among other limitations, funding, regulatory approvals, drug manufacturing and activation of clinical investigational sites.

Intellectual Property and Key Licenses

We have an exclusive license from Yissum Research Development Company, the technology transfer company of Hebrew University of Jerusalem Ltd. (“Yissum”), for patents and patent applications that cover EB01 in the U.S., Canada, Australia and various countries in Europe. Method of use patents, for which we hold an inbound license from Yissum and an affiliate of Yissum, have been issued for use in dermatologic and gastrointestinal conditions and infections and expired in 2024. We did not seek patent term extension in the U.S. for these patents, and they no longer provide patent protection for EB01. Additional patents subject to the license agreement have been filed by Yissum which we believe, if issued, could potentially prevent generic substitution until after 2033.

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

In the event we are successful in commercializing a new drug candidate, we believe we would be eligible for data/market exclusivity, in addition to exclusivity rights granted through patent protection. We would be eligible for up to five years of exclusivity for EB01 and up to 12 years of exclusivity for EB05/EB07 and EB06 after approval in the U.S., and, for any of these drug products, eight years of exclusivity after approval in Canada and ten years of exclusivity after approval in the European Union (“EU”).

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

License Agreement with NovImmune SA

In April 2020, through Edesa Biotech Research, we entered into an exclusive license agreement (the “NovImmune License Agreement”) with NovImmune SA (“NovImmune”), which operates under the brand Light Chain Bioscience, whereby we obtained exclusive rights throughout the world to certain know-how, patents and data relating to the monoclonal antibodies targeting TLR4 and CXCL10 (the “Constructs”). We will use the exclusive rights to develop products containing these Constructs (the “Licensed Products”) for therapeutic, prophylactic and diagnostic applications in humans and animals. Unless earlier terminated, the term of the NovImmune License Agreement will remain in effect for 25 years from the date of first commercial sale of Licensed Products. Subsequently, the NovImmune License Agreement will automatically renew for 5- year periods unless either party terminates the agreement in accordance with its terms.

Under the NovImmune License Agreement, we are exclusively responsible, at our expense, for the research, development manufacture, marketing, distribution and commercialization of the Constructs and Licensed Products and to obtain all necessary licenses and rights. We are required to use commercially reasonable efforts to develop and commercialize the Constructs in accordance with the terms of a development plan established by the parties. In exchange for the exclusive rights to develop and commercialize the Constructs, we issued to NovImmune $2.5 million of newly designated Series A-1 Convertible Preferred Shares (all of which were subsequently converted into common shares) pursuant to the terms of a securities purchase agreement entered into between the parties concurrently with the NovImmune License Agreement. In addition, we are committed to payments of various amounts to NovImmune upon meeting certain development, approval and commercialization milestones as outlined in the NovImmune License Agreement up to an aggregate amount of $356 million. We also have a commitment to pay NovImmune a royalty based on net sales of Licensed Products in countries where we directly commercialize Licensed Products and a percentage of sublicensing revenue received by us in the countries where we do not directly commercialize Licensed Products. As of the date of this 10-K, the commercialization milestones have not been achieved.

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

License and Development Agreement with Pendopharm

In August 2017, Edesa Biotech Research entered into an exclusive license and development agreement with Pendopharm, a division of Pharmascience Inc. (the “Pendopharm License Agreement”). Pursuant to the Pendopharm License Agreement, we granted to Pendopharm an exclusive license throughout Canada to certain know-how, patents and data for the sole purpose of obtaining regulatory approval for certain pharmaceutical products to allow Pendopharm to distribute, market and sell the licensed products for human therapeutic use in certain gastrointestinal conditions. If Pendopharm elects not to seek regulatory approval of the applicable product, the applicable product will be removed from the license rights granted to Pendopharm and will revert to us. If Pendopharm elects to seek regulatory approval in Canada for the sale and marketing of the applicable product, Pendopharm will be responsible for obtaining regulatory approval for the applicable licensed product in Canada. In exchange for the exclusive rights to market, import, distribute, and sell the pharmaceutical products, Pendopharm is required to pay us a royalty in respect of aggregate annual net sales for each pharmaceutical product sold in Canada. Unless earlier terminated, the term of the Pendopharm License Agreement will expire, on a licensed product by licensed product basis, on the later to occur of (i) the date that is 13 years after the first commercial sale of the licensed product in Canada; (ii) the date of expiry of the last valid licensed patent in Canada relating to the licensed product; or (iii) the date of expiry of any period of exclusivity granted to the licensed product by a regulatory authority in Canada. The Pendopharm License Agreement shall also terminate upon the termination of certain other license agreements that we have with third parties. Pendopharm also has the right to terminate the Pendopharm License Agreement for convenience upon 120 days’ notice to us.

License Agreements with Yissum and Inventor

In June 2016, Edesa Biotech Research, entered into an exclusive license agreement with Yissum, which was subsequently amended in April 2017, May 2017 and October 2022 (collectively, the “Yissum License Agreement”). Pursuant to the Yissum License Agreement, as amended, we obtained exclusive rights throughout the world to certain know-how, patents and data relating to a pharmaceutical product for the following fields of use: therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. Unless earlier terminated, the term of the Yissum License Agreement will expire on a country by country basis on the later of (i) the date of expiry of the last valid licensed patent in such country; (ii) the date of expiry of any period of exclusivity granted to a product by a regulatory authority in such country or (iii) the date that is 15 years after the first commercial sale of a product in such country.

Under the Yissum License Agreement, we are exclusively responsible, at our expense, for the development of the product, including conducting clinical trials and seeking regulatory approval for the product, and once regulatory approval has been obtained, for the commercialization of the product. We are required to use our commercially reasonable efforts to develop and commercialize the product in accordance with the terms of a development plan established by the parties. Subject to certain conditions, we are permitted to engage third parties to perform our activities or obligations under the agreement. In exchange for the exclusive rights to develop and commercialize the product for topical dermal applications and anorectal applications, we are committed to payments of various amounts to Yissum upon meeting certain milestones outlined in the Yissum License Agreement up to an aggregate amount of $18.4 million. In addition, in the event of a divestiture of substantially all of our assets, we are obligated to pay Yissum a percentage of the valuation of the licensed technology sold as determined by an external objective expert. We also have a commitment to pay Yissum a royalty based on net sales of the product in countries where we, or an affiliate of ours, directly commercializes the product and a percentage of sublicensing revenue received by us and our affiliates in the countries where we do not directly commercialize the product. As of the date of this 10-K, the commercialization milestones have not been achieved.

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

In March 2021, through Edesa Biotech Research, we entered into a license agreement with the inventor of the same pharmaceutical product, which was subsequently amended in September 2023 (together, the “Inventor License Agreement”), to acquire global rights for all fields of use beyond those named under the Yissum License Agreement. As a result of the Inventor License Agreement, we now hold exclusive global rights to the pharmaceutical product that forms the basis of EB01 for all fields of use in humans and animals. We are required to use commercially reasonable efforts to develop and commercialize the product in accordance with the terms of a development plan established by the parties. We are exclusively responsible, at our expense, for the development of the product. We are committed to remaining payments of up to an aggregate amount of $69.1 million, primarily relating to future potential commercial approval and sales milestones. In addition, if we fail to file an IND application or foreign equivalent for the product within a certain period of time following the date of the agreement, we are required to remit to the inventor a fixed license fee on a quarterly basis as long as the requirement to file an IND remains unfulfilled. We also have a commitment to pay the inventor a royalty based on net sales of the product in countries where we, or an affiliate, directly commercialize the product and a percentage of sublicensing revenue received by us and our affiliates in the countries where we do not directly commercialize the product. Unless earlier terminated, the term of the Inventor License Agreement will expire on a country by country basis on the later of (i) the date of expiry of the last valid licensed patent in such country or (ii) the date that is 15 years after the first commercial sale of a product in such country. If we default or fail to perform any of the terms, covenants, provisions or our obligations under the Inventor License Agreement, the inventor has the option to terminate the Inventor License Agreement, subject to providing us with an opportunity to cure such default. We have the right to terminate the Inventor License Agreement if we determine that the development and commercialization of the product is no longer commercially viable. Subject to certain exceptions, we have undertaken to indemnify the inventor against any liability, including product liability, damage, loss or expense derived from the use, development, manufacture, marketing, sale or sublicensing of the licensed product and technology.

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

The FDA in the U.S., Health Canada in Canada, the European Medicines Agency (“EMA”) in the European Union and comparable regulatory agencies in foreign countries impose substantial requirements on the clinical development, manufacture and marketing of pharmaceutical products and product candidates. These agencies and other federal, state, provincial and local entities regulate research and development activities and the testing, manufacture, packaging, importing, distribution, quality control, safety, effectiveness, labeling, storage, record-keeping, approval and promotion of our products and product candidates. All of our product candidates will require regulatory approval before commercialization. In particular, therapeutic product candidates for human use are subject to rigorous preclinical and clinical testing and other statutory and regulatory requirements of the U.S., Canada, the EU and foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements require substantial time, effort and financial resources.

U.S. Regulations

In the U.S., the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act as well as the Public Health Service (“PHS”) Act for biological drugs. The process required by the FDA before our product candidates may be marketed in the U.S. generally involves the following:

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

●	Approval by a central or institutional review board (“IRB”), or ethics committee at each clinical trial site before each trial may be initiated. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completion. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

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

●	Product Candidate Chemistry, Controls and Manufacturing. Concurrent with clinical trials, companies typically complete additional animal and laboratory studies, develop additional information about the chemistry and physical characteristics of the drug, and finalize a process for manufacturing the product in commercial quantities in accordance with FDA’s current Good Manufacturing Practices (“cGMP”) requirements. The manufacturing process must consistently produce quality batches of the drug, and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate the effectiveness of the packaging and that the compound does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

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

Under the Prescription Drug User Fee Act, as amended (“PDUFA”), each NDA or BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes annual program fees on prescription drugs, including biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. No user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the application also includes a non-orphan indication.

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

The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations when making decisions. During the product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to assure that the benefits of the biologic outweigh the potential risks of the product to patients. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure a product’s safe use (“ETASU”). An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient- specific registries. If the FDA concludes that a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

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

U.S. Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of the use of our current and potential product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Biosimilars and Exclusivity

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated approval pathway for biological products shown to be highly similar to, or interchangeable with, an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

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

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), BLAs or supplements to BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any biological product with orphan product designation except a product with a new active ingredient that is a molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by FDA to be substantially relevant to the growth or progression of a pediatric cancer that is subject to a BLA submitted on or after August 18, 2020.

The Best Pharmaceuticals for Children Act (“BPCA”) provides a six-month extension of any non-patent exclusivity for a biologic if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug or biologic in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

Canada Regulations

Health Canada is the Canadian federal authority that regulates, evaluates and monitors the safety, effectiveness, and quality of drugs, medical devices, and other therapeutic products available to Canadians. Health Canada’s regulatory process for review, approval and regulatory oversight of products is similar to the regulatory process conducted by the FDA. To initiate clinical testing of a drug candidate in human subjects in Canada, a Clinical Trial Application (“CTA”) must be filed with and approved by Health Canada. In addition, all federally regulated trials must be approved and monitored by research ethics boards. The review boards study and approve study-related documents and monitor trial data.

Prior to being given market authorization for a drug product, a manufacturer must present substantive scientific evidence of a product’s safety, efficacy and quality as required by the Food and Drugs Act (Canada) and its associated regulations, including the Food and Drug Regulations. This information is usually submitted in the form of a New Drug Submission (“NDS”). Health Canada reviews the submitted information, sometimes using external consultants and advisory committees, to evaluate the potential benefits and risks of a drug. If after the review, the conclusion is that the patient benefits outweigh the risks associated with the drug, the drug is issued a Drug Identification Number (“DIN”), followed by a Notice of Compliance (“NOC”), which permits the market authorization holder (i.e., the NOC and DIN holder) to market the drug in Canada. Drugs granted an NOC may be subject to additional postmarket surveillance and reporting requirements.

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

Employees

As of the date of this filing, we have 17 full-time employees: ten employees are primarily engaged in research and development, and seven employees are engaged in management, administration, business development and finance. All employees are located in Canada or the U.S. None of our employees are members of any labor unions.

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

Our executive offices are located at 100 Spy Court, Markham, Ontario, L3R 5H6, Canada. Our phone number is 289-800- 9600. Our registered and records office is 2900 - 550 Burrard Street, Vancouver, British Columbia, V6C 0A3, Canada. Our website address is www.edesabiotech.com. The contents of our website or social media postings are not part of our Securities and Exchange Commission (“SEC”) reports for any purpose or otherwise incorporated by reference. Any references to website addresses contained in this report are intended to be inactive textual references only.

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

Item 1A. RISK FACTORS.

Certain factors may have a material adverse effect on our business, prospects, financial condition and results of operations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes, before deciding to invest in our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and cause the market price of our securities to decline. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward- looking statements. See “Forward-Looking Statements And Other Matters” for a discussion of some of the forward-looking statements that are qualified by these risk factors.

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

●	A successful anti-sPLA2, anti-TLR4 or anti-CXCL10 drug has not been developed to date and we can provide no assurances that we will be successful or that there will be no adverse side effects.
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

Since inception, we have incurred significant operating losses. At September 30, 2025, we had an accumulated deficit of $65.9 million. We have historically financed operations primarily through issuances of common shares, the exercise of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed the development of any of our drug candidates.

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

We have recognized recurring losses, and at September 30, 2025, we had an accumulated deficit of $65.9 million. We anticipate operating losses to continue for the foreseeable future due to, among other things expenses related to ongoing activities to research, develop and commercialize our product candidates. We expect that our cash and cash equivalents at September 30, 2025, net proceeds from the HCW ATM (as defined below) and reimbursements of eligible R&D expenses under the 2023 SIF Agreement may not be sufficient to fund our operating expenses for one year after the date of the filing of this Form 10-K, unless we delay spending on our EB-06 program or raise additional capital. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative and research and development activities are forward- looking statements and involve risks and uncertainties. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our planned clinical trials. These factors among others create a substantial doubt about our ability to continue as a going concern.

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

To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, clinical trials of our product candidates, and other operations and potential product acquisitions and in-licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in-licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, in-licensing or similar strategic business transaction.

Changes in the U.S. political and regulatory environment could affect availability of government funding that we or our third party collaborators may rely on, which could negatively impact the development of our product candidates.

We and our current and future third party collaborators may rely on government programs or agencies, such as the National Institutes for Health (“NIH”), as a source of grant funding for scientific research relevant to our product candidates.  Funding from government agencies such as the NIH can fluctuate and is subject to the political process, which is often unpredictable. For example, on February 7, 2025, the NIH issued Notice Number NOT-OD-25-068, a guidance document pronouncing that funding in NIH grants to cover certain indirect costs would be capped at 15% for existing and future grant recipients, a rate that is substantially lower than the existing rates.  There is ongoing litigation challenging this policy change.  Reductions in NIH grants to us and our third party collaborators may adversely impact our ability to develop our existing product candidates and our ability to identify new product candidates.

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

On October 12, 2023, we and Edesa Biotech Research signed the 2023 SIF Agreement whereby the Government of Canada agreed to contribute up to C$23 million from the SIF in partially repayable funding toward of the development and commercialization of our investigational therapy EB05. Under the 2023 SIF Agreement, we agreed to complete the project, to be conducted exclusively in Canada except as permitted otherwise under certain circumstances, on or before December 31, 2028. We also have agreed to certain financial and non-financial covenants and other obligations in relation to EB05, including the achievement of certain headcount requirements in Canada, the maintenance of a collaboration with a Canadian research institute or post-secondary institutions, and the maintenance of certain research and development expenditures in Canada. In an event of default, such as our breach of our covenants and obligations under either the 2023 SIF Agreement or the 2021 SIF Agreement, the Government of Canada may suspend or terminate its contribution to the project, or require repayment. As a result, if we default on our obligations under the SIF Agreements, we may not have sufficient funds available to continue the Phase 3 clinical study of our investigational therapy EB05, and we cannot be certain that we will be able to obtain additional capital to fund the program. We are currently not in default of our obligations per the terms of either SIF Agreement.

In June 2024, EB05 was selected through a competitive process by BARDA, as one of three drug candidates for evaluation in a U.S. government-funded Phase 2 platform study. We are providing drug products to the study as well as technical support at our own expense.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our current and future business, financial condition, results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in certain countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities and international operations, negatively impacting our growth prospects.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

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

Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), and other anti- corruption laws that apply in countries where we do business and may do business in the future. We are also subject to other laws and regulations governing our international operations, including regulations administered by the government of the

U.S. and authorities in the EU, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws. If we are not in compliance, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Similarly, compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and our failure to comply with data protection laws and regulations could lead to government enforcement actions, which would cause our business and reputation to suffer.

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

We are highly dependent on Dr. Pardeep Nijhawan, our CEO and Secretary, and Michael Brooks, our President, as well as other principal members of our management and scientific teams. Although we have employment agreements with each of our executives, these agreements do not prevent our executives from terminating their employment at any time. The unplanned loss of the services of any of these persons could materially impact the achievement of our research, development, financial and commercialization objectives. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result.

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

Risks Related to Clinical Development, Regulatory Approval and Commercialization

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA, Health Canada (“HC”) or the European Medicines Agency (“EMA”), or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization our product candidates.

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

It is critical to our ability to grow and become profitable that we successfully identify patients with vitiligo, chronic ACD, ARDS or pulmonary fibrosis. Our estimates of the number of people who have these conditions as well as the subset who have the potential to benefit from treatment with EB06, EB01, EB05 or EB07, are based on a variety of sources, including third-party estimates and analyses in the scientific literature, and may prove to be incorrect. Further, new information may emerge that changes our estimate of the prevalence of these diseases or the number of patient candidates for these drug candidates. The effort to identify patients for our other potential target indications is at an early stage, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for our drug candidates may be limited or may not be amenable to treatment with our drug candidates, and new patients may become increasingly difficult to identify or access. If the commercial opportunity for these conditions is smaller than we anticipate, our future financial performance may be adversely impacted.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Competitors may also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of our competitors have significantly greater financial resources and expertise than we do. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are approved for broader indications or patient populations, or are more convenient or less expensive than any products that we develop and commercialize. Our competitors may also obtain marketing approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market. If approved, our product candidates will compete for a share of the existing market with numerous other products being used to treat ACD, ARDS, vitiligo, pulmonary diseases or any other indications for which we may receive government approval.

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

We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates.

We may seek orphan drug designation for some of our product candidates in the United States. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same indication for that drug during that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

We cannot assure you that any future application for orphan drug designation with respect to any product candidate will be granted. If we are unable to obtain orphan drug designation in the United States, we will not be eligible to obtain the period of market exclusivity that could result from orphan drug designation or be afforded the financial incentives associated with orphan drug designation. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

Our directors, executive officers and certain other holders of our securities have control over us and could delay or prevent a change of corporate control.

As of December 12, 2025, Dr. Nijhawan, our Chief Executive Officer, beneficially owns 19.99% of our outstanding common shares and all of our executive officers and directors, including Dr. Nijhawan, beneficially own 23.6% of our common shares. As a result of the foregoing, such individuals will have the ability, acting together, to significantly influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our Articles.

In addition, on February 12, 2025, we entered into an Investor Rights Agreement with, among other parties, Velan Capital Master Fund LP, Velan Horizon Fund LP and Velan Capital Opportunity Fund II LLC (collectively, “Velan”), pursuant to which Velan has the right to designate a director nominee for election to our Board (as defined below), so long as Velan maintains certain beneficial ownership of the Company, as set forth in the Investor Rights Agreement. As of December 12, 2025, Velan beneficially owns 9.99% of our outstanding common shares.

This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals.

See “Security Ownership of Certain Beneficial Owners and Management” below for more information regarding the ownership of our outstanding common shares by our executive officers, directors and holders of more than 5% of our common shares, together with their affiliates.

Our Articles allow for our board of directors to create new series of preferred shares without further approval by the shareholders, which could adversely affect the rights of the holders of our common shares.

As previously approved by our shareholders, our board of directors (“Board”) has the authority to authorize up to an unlimited number of a new series of our preferred shares and to fix and determine the special rights and restrictions of that series without further shareholder approval, subject to the terms set out in the Articles and unless otherwise required by the Business Corporations Act (British Columbia). As a result, our Board could authorize the creation of a series of our preferred shares that would grant to holders of the preferred shares a right to our assets upon liquidation before a distribution to the holders of our common shares. In addition, our Board could authorize the creation of a new series of our preferred shares that is convertible into our common shares, which could result in dilution to existing shareholders.

On October 30, 2024, we filed Amended Articles to amend the rights, preferences, restrictions and other matters pertaining to our newly designated Series A-1 Convertible Preferred Shares (the “Series A-1 Preferred Shares”). The Series A-1 Preferred Shares have no par value and a stated value of $10,000 per share and rank, with respect to redemption payments, rights upon liquidation, dissolution or winding-up of the Company, or otherwise, senior in preference and priority to our common shares.

On October 30, 2024, we filed Amended Articles to amend the rights, preferences, restrictions and other matters pertaining to our newly designated Series B-1 Convertible Preferred Shares (the “Series B-1 Preferred Shares”). The Series B-1 Preferred Shares have no par value and a stated value of $10,000 per share and rank, with respect to redemption payments, rights upon liquidation, dissolution or winding-up of the Company, or otherwise, senior in preference and priority to our common shares and each other class or series of shares ranking junior to the Series B-1 Preferred Shares.

Our common shares rank junior to our preferred shares in the event of a liquidation, dissolution or winding-up of the Company.

In the event of any liquidation, dissolution or winding-up of the Company, (i) a holder of the Series A-1 Preferred Shares will be entitled to receive, before any distribution or payment may be made with respect to the holders of our common shares, an amount equal to 100% of the stated value, plus a return equal to 10% of the stated value per Preferred Share per annum, calculated daily and (ii) a holder of the Series B-1 Preferred Shares will be entitled to receive, before any distribution or payment may be made with respect to common shares, an amount equal to 100% of the stated value.

Any issuance of our common shares upon conversion of our preferred shares will cause dilution to our then existing stockholders and may depress the market price of our common shares.

The Series A-1 Preferred Shares accrue an annual return equal to 10% of the stated value per Preferred Share payable by the issuance of our common shares at the conversion price upon a buy-back by the Company, liquidation or on conversion at the conversion price (calculated daily). Each Series A-1 Preferred Share is convertible into a number of our common shares calculated by dividing (i) the sum of the stated value of such Series A-1 Preferred Share plus a return equal to 10% of the stated value per Series A-1 Preferred Share per annum, calculated daily, by (ii) a fixed conversion price of $3.445.

Each Series B-1 Preferred Share is convertible into a number of our common shares calculated by dividing (i) the sum of the stated value of such Series B-1 Preferred Share by (ii) a fixed conversion price of $1.92.

The issuance of our common shares upon conversion of our preferred shares will result in immediate and substantial dilution to the interests of holders of our common shares, and such dilution will increase over time in connection with the accrual of the annual return on the Series A-1 Preferred Shares.

We may incur future indebtedness that will rank senior to our preferred shares or issue additional series of preferred shares that rank on a parity with, or senior to, the preferred shares as to dividend payments and liquidation preference.

We may incur substantial amounts of additional debt and other obligations that will rank senior to the preferred shares, and the terms of the preferred shares do not limit the amount of such debt or other obligations that we may incur. The terms of the preferred shares will not prohibit us from issuing additional series of preferred shares that would rank on parity with the preferred shares. The Articles allow for our Board to create new series of preferred shares without further approval by our shareholders, which could adversely affect the rights of the holders of the preferred shares and our common shares. The issuances of other series of preferred shares could have the effect of reducing the amounts available to the preferred shares in the event of liquidation. If we issue preferred shares with voting rights that dilute the voting power of our common shares, the market price of our common shares could decrease, adversely affecting the value of the preferred shares. Additional issuances and sales of preferred shares, or the perception that such issuances and sales could occur, may cause prevailing market prices for our common shares to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to it.

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

A special set of U.S. federal income tax rules applies to a foreign corporation that is deemed a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes. Based on our audited financial statements, income tax returns, and relevant market and shareholder data, we believe that we likely will not be classified as a PFIC in the September 30, 2025 taxable year. There can be no assurance, however, that we will not be considered to be a PFIC for any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control, generally cannot be determined until the close of the taxable year in question, and is determined annually. If we are deemed to be a PFIC during the current or a future taxable year, U.S. shareholders would be subject to special taxation rules related to gain on sale or disposition of our shares and excess distributions unless they make a timely election to treat our shares as a qualified electing fund (“QEF election”). A QEF election cannot be made unless we provide U.S. shareholders the information and computations needed to report income and gains pursuant to a QEF election. Without a QEF election, U.S. shareholders may not be able to use capital gains tax treatment and may be subject to potentially adverse tax consequences. Given the complexities of the PFIC and QEF election rules, U.S. shareholders may need to incur the time and expense of consulting a tax adviser about these rules.

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

One of our strategies to mitigate cybersecurity risks is to utilize expert third-party software-as-a-service, human resource, and clinical providers to store and manage personally identifiable information, rather than maintaining and processing such data within our enterprise. We select reliable, reputable service providers that maintain cybersecurity programs of their own and other measures to comply with privacy and security requirements, including when applicable Canada’s Personal Information Protection and Electronic Document Act (“PIPEDA”) and the U.S. Health Insurance Portability and Accountability Act (“HIPAA”). Depending on the nature of the services provided, the sensitivity and quantity of information processed and the identity of the service provider, we may also contractually impose certain security obligations on the provider.

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

Governance

Our Board oversees our risk management strategy with respect to cybersecurity threats. The Board, through its audit committee, holds regular meetings, at least quarterly, to discuss issues including our cybersecurity threats. The meetings involve presentations and reports from our executive leadership and security provider, concerning our cybersecurity risk management activities, including any critical cybersecurity risks, ongoing cybersecurity initiatives and strategies, and applicable regulatory requirements and industry standards. Management also notifies the audit committee of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as appropriate.

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

We currently lease approximately 2,800 square feet of office space for our executive offices in Markham, Ontario, from 1968160 Ontario Inc., an entity affiliated with Dr. Nijhawan. Pursuant to the lease, as amended and extended on December 31, 2022, the term of the lease expired on December 31, 2024. The lease was subsequently extended to November 30, 2025 and thereafter, the arrangement continues on a month-to-month basis and either party may terminate on 30 days’ notice. We believe our current offices are sufficient to meet our needs. We may seek to negotiate new leases or evaluate additional or alternate space to accommodate operations. We believe that appropriate alternative space is readily available on commercially reasonable terms.

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

Holders

As of December 12, 2025, we had 8,333,823 common shares outstanding, with 41 shareholders of record. The number of record shareholders was determined from the records of our stock transfer agent and does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

Dividends

We have not declared any dividends on our common shares since our incorporation and do not anticipate that we will do so in the foreseeable future. Our present policy is to retain future earnings, if any, for use in our operations and the expansion of our business. Any future determination to pay dividends will be made at the discretion of our Board.

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

In Medical Dermatology we are developing EB06, an anti-CXCL10 monoclonal antibody candidate, as a therapy for vitiligo, a common autoimmune disorder that causes skin to lose its color in patches. CXCL10 has been shown to play a key role in the disease, and neutralization of CXCL10 has been demonstrated to both prevent and reverse depigmentation in animal models. To date, EB06 has demonstrated a favorable safety and tolerability profile. We have received regulatory approval from Health Canada to conduct a Phase 2 proof of concept study of EB06 in patients with moderate-to-severe nonsegmental vitiligo and we are in discussions with the U.S. Food and Drug Administration (“FDA”) for the same study. Subject to regulatory approval, we anticipate initiating enrollment by midyear 2026. Our Medical Dermatology assets also include EB01 (1.0% daniluromer cream), a Phase 3-ready asset developed for use as a potential therapy for moderate-to-severe chronic Allergic Contact Dermatitis (“ACD”), a common occupational skin condition. This asset is at the partnering stage.

Our most advanced Respiratory drug candidate is EB05 (paridiprubart). Paridiprubart represents a new class of emerging therapies called Host-Directed Therapeutics (“HDTs”) that are designed to modulate the body’s own immune response when confronted with infectious diseases or even chemical agents. In October 2025, we reported that paridiprubart met primary and secondary endpoints with statistical significance, providing clinically meaningful improvement in survival and recovery, in a truncated Phase 3 clinical study of hospitalized patients with Acute Respiratory Distress Syndrome (“ARDS”), a life-threatening form of respiratory failure. Paridiprubart is also being evaluated in an ongoing U.S. government-funded platform study investigating three novel threat-agnostic HDTs in hospitalized patients with ARDS. Certain development expenses, including manufacturing scale-up, for our EB05 program are also eligible for reimbursement from the Government of Canada under a 2023 grant and funding award. We are also pursuing additional uses for paridiprubart in chronic diseases.

Operating and Financial Review and Prospects

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and our wholly owned subsidiaries, Edesa Biotech Research, Inc. and Edesa Biotech USA, Inc.

Our operations have been funded primarily through issuances of common shares and preferred shares, exercises of common share purchase warrants, convertible preferred shares, convertible loans, government grants and tax incentives. We have devoted substantially all of our efforts to research and development, including clinical trials, and have not completed the development of any of our drug candidates. We expect that our cash and cash equivalents at September 30, 2025, which include proceeds from our 2025 equity financings, together with net proceeds from the HCW ATM (as defined below) and reimbursements of eligible R&D expenses under the 2023 SIF Agreement may not be sufficient to fund our operating expenses for one year after the date of this filing, unless the Company raises additional capital or delays its current EB06 development program. Accordingly, management has concluded that substantial doubt exists about our ability to continue as a going concern. We will need to raise additional capital and/or reduce our operating expenses to support the Company’s operations for at least the next 12 months.

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

Results of Operations

Fiscal Year Ended September 30, 2025 Compared to the Fiscal Year Ended September 30, 2024

Our total operating expenses increased by $0.9 million to $7.9 million for the year ended September 30, 2025 compared to $7.0 million for the prior year.

●	The following table summarizes our R&D expenses incurred for the years ended September 30, 2025 and 2024, together with the dollar increase or decrease in those items:

	Fiscal Year End		Change
	September 30, 2025	September 30, 2024
Program-specific external costs:
EB06	$339,816	$-	$339,816
EB05	1,929,023	1,444,949	484,074
Other development and discovery programs	133,347	218,391	(85,044)
Total program-specific costs	2,402,186	1,663,340	738,846

Unallocated internal costs
Non-program specific external costs	1,206	9,652	(8,446)
Unallocated internal costs	1,265,346	1,208,975	56,371
Total unallocated internal costs	1,266,552	1,218,627	47,925

Total research and development costs	3,668,738	2,881,967	786,771

●

Research and development (“R&D”) expenses increased by $0.8 million to $3.7 million for the year ended September 30, 2025 compared to $2.9 million for the prior year primarily due to increased expenses for manufacturing-related activities and other preparations for the planned Phase 2 clinical study of EB06 in vitiligo patients, as well as increased research expenses related to the completion of the Phase 3 study of paridiprubart (EB05) and supply costs for the ongoing United States government-funded study of paridiprubart, partially offset by lower spend on other development programs. Our R&D expenses consist primarily of employee-related expenses, including salaries, benefits, taxes, travel, and share-based compensation expense for personnel in R&D functions; expenses related to process development and production of product candidates paid to contract manufacturing organizations, including the cost of acquiring, developing, and manufacturing research material; costs associated with clinical activities, including expenses for contract research organizations; and clinical trials and activities related to regulatory filings for our product candidates, including regulatory consultants.

●

General and administrative (“G&A”) expenses increased by $0.1 million to $4.2 million for the year ended September 30, 2025 compared to $4.1 million for the prior year primarily due to an increase in noncash share-based compensation, which was partially offset by a decrease in professional fees. Our G&A expenses consist primarily of salaries and related costs for our employees in administrative, executive and finance functions. G&A expenses also include professional fees for legal, accounting, audit, tax and consulting services, insurance, office, and travel expenses.

Total other income decreased by $0.1 million to $0.7 million for the year ended September 30, 2025 compared to $0.8 million for the prior year, and was composed of the following:

●

Grant income increased by $0.1 million to $0.8 million for the year ended September 30, 2025 compared to $0.7 million for the year ended September 30, 2024, reflecting an increase in grant income associated with reimbursable expenses under the 2023 SIF Agreement.

●	Interest income decreased to $3,000 for the year ended September 30, 2025 from $0.2 million for the prior year, primarily due to lower interest earned on cash balances.
●

No miscellaneous other income was recorded in the year ended September 30, 2025 compared to $15,000 in the year ended September 30, 2024 related to loan forgiveness on the Canada Emergency Business Account (“CEBA”) loan that was repaid during the year.

●	Foreign exchange loss increased to $59,000 in the year ended September 30, 2025 compared to $21,000 in the year ended September 30, 2024.

For the year ended September 30, 2025, our net loss was $7.2 million, or $1.27 per common share, compared to a net loss of $6.2 million, or $1.93 per common share, for the year ended September 30, 2024.

Capital Expenditures

Our capital expenditures primarily consist of computer and office equipment. There were no significant capital expenditures for the years ended September 30, 2025 and 2024.

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

Our primary use of cash is to fund our operating expenses, which consist of R&D and G&A expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $7.3 million and $4.9 million for the years ended September 30, 2025 and 2024, respectively. We incurred net losses of $7.2 million and $6.2 million for those same years. We ended fiscal 2025 with $10.8 million in cash and cash equivalents and working capital of $10.4 million, compared to $1.0 million in cash and cash equivalents and a working capital deficit of approximately $0.2 million as of September 30, 2024.

On February 12, 2025, we entered into  a Securities Purchase Agreement (the “Series B-1 Purchase Agreement”) with a lead investor and several additional investors signatory thereto (the “Series B-1 Investors”), pursuant to which we sold to the Series B-1 Investors in a private placement, an aggregate of (i) 834 Series B-1 Preferred Shares, each of which is initially convertible into approximately 5,208 common shares (the “Series B-1 Conversion Shares”) at a conversion price of $1.92 per Series B-1 Conversion Share, and (ii) 3,468,746 common shares. The purchase price per Series B-1 Preferred Share was $10,000 and the purchase price per common share was $1.92. The gross proceeds were approximately $15.0 million, prior to deducting offering expenses payable by us. A holder of Series B-1 Preferred Shares will not have the right to convert any portion of its Series B-1 Preferred Shares if, together with its affiliates, it would beneficially own in excess of 4.99% (or, at the option of the holder, 9.99%) of the number of common shares outstanding immediately after giving effect to such conversion, provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%.

In October 2024, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC as a sales agent (“HCW ATM”) pursuant to which we may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $4.0 million in gross proceeds. For the year ended September 30, 2025, the Company sold 394,057 Common Shares pursuant to the HCW ATM for net proceeds of approximately $1.0 million after deducting sales agent commissions. Subsequent to September 30, 2025, we sold an additional 1,177,568 common shares under the HCW ATM for net proceeds of approximately $3.4 million after deducting sales agent commissions.

A new shelf registration statement on Form S-3, allowing for the offer and sale of up to $4.0 million of securities, was filed and declared effective by the SEC on September 9, 2025.

In October 2024, we entered into a Securities Purchase Agreement (the “Series A-1 Purchase Agreement”) with Pardeep Nijhawan Medicine Professional Corporation (the “Series A-1 Purchaser”), an entity controlled by Pardeep Nijhawan, our Chief Executive Officer, Secretary and member of our Board, pursuant to which we agreed to issue and sell to the Series A-1 Purchaser in a private placement, up to $5 million of Series A-1 Preferred Shares, each of which is initially convertible into approximately 2,903 common shares (the “Series A-1 Conversion Shares”), at a conversion price of $3.445 per Series A-1 Conversion Share, and warrants (the “Warrants”) to purchase common shares (the “Warrant Shares”) at an exercise price of $3.445 per Warrant Share. The Series A-1 Preferred Shares and the Warrants were being sold together in a fixed combination of one Series A-1 Preferred Share and a Warrant to purchase a number of common shares equal to 75% of the underlying Series A-1 Conversion Shares at a combined purchase price of $10,272.13 per Series A-1 Preferred Share and related Warrants. Under the Series A-1 Purchase Agreement, the Series A-1 Purchaser has purchased 150 Series A-1 Preferred Shares initially convertible into an aggregate of 435,414 Series A-1 Conversion Shares and Warrants to purchase up to an aggregate of 326,560 Warrant Shares for an aggregate purchase price of $1,540,819. The Warrants expire five years from the issuance date. We have the right to require the Series A-1 Purchaser to purchase additional Series A-1 Preferred Shares and Warrants (up to an aggregate investment of $5.0 million); provided however, no more than an aggregate of $2.0 million of Series A-1 Preferred Shares and Warrants may be issued and sold pursuant to the Series A-1 Purchase Agreement without shareholder approval in accordance with applicable Canadian securities laws.

In October 2023, we entered into the 2023 SIF Agreement with the Canadian Government’s SIF. Under the 2023 SIF Agreement, the Government of Canada committed up to C$23 million in partially repayable funding. Of the C$23 million committed by SIF, up to C$5.8 million is not repayable by us. The remaining C$17.2 million is conditionally repayable starting in 2032 only if and when we earn gross revenue. For the years ended September 30, 2025 and 2024, we recorded grant income of $0.8 million and $0.7 million, respectively, related to the 2023 SIF Agreement.  On September 30, 2025, the 2023 SIF Agreement was amended to, among other things, extend the program period to December 31, 2028 from December 31, 2025 and defer the start of the conditional repayment period from 2029 to 2032.

In October 2023, we entered into a $10.0 million revolving credit agreement with PN MPC, an entity controlled by Pardeep Nijhawan, our Chief Executive Officer and Secretary and member of our Board (“Credit Agreement”), providing an unsecured revolving credit facility, with a credit limit of $3.5 million (“Credit Limit”) which was available immediately. The line of credit bore interest at the Canadian Imperial Bank of Commerce US Base-Interest Rate plus 3% per annum and has a maturity date of March 31, 2026, unless terminated earlier by either party with 90 days’ notice. Advances under the line of credit were tied to a borrowing base (“Borrowing Base”) consisting of eligible grant receivables from SIF, future potential license fee receivables and any other accounts receivable. At no time could the aggregate principal amount of all advances outstanding have exceeded the lesser of (i) the Credit Limit and (ii) an amount equal to 85% of the Borrowing Base. The Credit Agreement was terminated in October 2024. Prior to the termination of the Credit Agreement, we had not borrowed any funds thereunder. We incurred no termination penalties in connection with the termination of the Credit Agreement.

In August 2022, we filed a $150.0 million shelf registration statement that expired in August 2025. In March 2023, we entered into an equity distribution agreement with Canaccord, as sales agent, pursuant to which we may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $20 million in gross proceeds, subject to certain offering limitations that currently allow us to offer and sell common shares having an aggregate gross sales price of up to $8.4 million (“Canaccord ATM”). For the fiscal year ended September 30, 2024, we sold a total of 171,916 common shares pursuant to the agreement for net proceeds of $0.6 million after deducting commissions and costs of $0.1 million. The Canaccord ATM was terminated in October 2024.

At September 30, 2025, we had an accumulated deficit of $65.9 million and working capital of $10.4 million, including $10.8 million in cash and cash equivalents. Subsequent to September 30, 2025, we received net proceeds of $3.4 million from the sale of common shares under the HCW ATM. We expect that our cash and cash equivalents at September 30, 2025, future sales of common shares pursuant to the HCW ATM and reimbursements of eligible R&D expenses under the 2023 SIF Agreement will not be sufficient to fund our operating expenses including the advancement of the vitiligo program through the end of fiscal 2026. Management has flexibility to adjust this timeline by making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures and manufacturing campaigns, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations in the future, we plan to seek additional financing through the sale of equity, government grants, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. If we raise additional funds by issuing equity securities, our shareholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our existing shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development of our product candidates.

We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced manufacturing expenses. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization efforts. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to us as a public company. To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, clinical trials of our product candidates, and other operations and potential product acquisitions and in licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license and develop additional products and product candidates to augment our internal development pipeline. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue development, acquisition or in licensing of approved or development products in new or existing therapeutic areas or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, or for general corporate purposes. Strategic transactions may require us to raise additional capital through one or more public or private debt or equity financings or could be structured as a collaboration or partnering arrangement. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, in licensing or similar strategic business transaction.

Cash Flows

Net cash used in operating activities

Net cash used in operating activities was $7.3 million for the year ended September 30, 2025 compared to $4.9 million for the year ended September 30, 2024 primarily due to an increase in R&D and G&A expenses.

Net cash used in investing activities

There was no cash used in investing activities for the years ended September 30, 2025 and September 30, 2024.

Net cash provided by financing activities

Net cash provided by financing activities was $17.0 million for the year ended September 30, 2025 as compared to $0.6 million for the year ended September 30, 2024. In the current year, we received proceeds of $15.0 million from the private placement of Series B-1 Preferred Shares, $1.5 million from the private placement of Series A-1 Preferred Shares and Warrants, and approximately $1.0 million of net proceeds from sales under the HCW ATM, partially offset by approximately $0.6 million of offering costs. In the prior year, we received approximately $0.6 million of net proceeds from sales under the Canaccord ATM.

Research and Development

Our primary business is the development of innovative therapeutics for inflammatory and immune-related diseases with clear unmet medical needs. We focus our resources on R&D activities, including the conduct of clinical studies and product development, and expense such costs as they are incurred.

R&D expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Our R&D expenses were $3.7 million and $2.9 million for the years ended September 30, 2025 and 2024, respectively. The increase primarily reflects manufacturing-related activities and other preparations for the planned Phase 2 study of EB06 (vitiligo) and manufacturing support and wind-down activities for paridiprubart (EB05), including BARDA-related work, partially offset by lower spend on other discovery programs.

Foreign Exchange Risk

Our exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. We have balances in Canadian dollars that are subject to foreign currency fluctuations when translated to U.S. dollars for financial statement presentation. We also periodically exchange U.S. dollars for Canadian dollars since most operating expenses are incurred in Canadian dollars. The fluctuation of the U.S. dollar in relation to the Canadian dollar impacts our profitability and may also affect the value of our assets and the amount of shareholders’ equity. We have not entered into any agreements or purchased any instruments to hedge possible currency risks. At September 30, 2025, we had assets denominated in Canadian dollars of approximately C$3.0 million and the U.S. dollar exchange rate as of this date was equal to 1.3918 Canadian dollars. Based on this exposure at September 30, 2025, a 10% annual change in the Canadian/U.S. exchange rate would impact our net loss and other comprehensive loss by approximately $0.2 million.

Concentration of Credit Risk

We are potentially subject to financial instrument concentration of credit risk through our cash and cash equivalents and accounts and other receivables. We place our cash and cash equivalents in money market mutual funds of U.S. government securities or with financial institutions believed to be creditworthy and perform periodic evaluations of their relative credit standing.

Accounts and other receivables primarily include Harmonized Sales Tax (“HST”) refunds receivable from the Canada Revenue Agency, reimbursements receivable from the Canadian government’s SIF and other miscellaneous receivables. We assess the collectability of our accounts and other receivables through a review of our current aging and payment terms, as well as an analysis of our historical collection rate, general economic conditions and the credit status of the relevant counterparties. As of September 30, 2025 and 2024, all outstanding accounts and other receivables were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.

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

Accounts and other receivables

Accounts and other receivables include HST refunds receivable and reimbursements receivable from the Canadian government’s SIF. As of September 30, 2025, all outstanding accounts, grants and HST refunds receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.

Intangible assets

Intangible assets represent the exclusive world-wide rights to know-how, patents and data relating to certain monoclonal antibodies (the “Constructs”), including sublicensing rights, acquired by entering into the NovImmune License Agreement. Unless earlier terminated, the term of the NovImmune License Agreement will remain in effect for 25 years from the date of first commercial sale of licensed products containing the Constructs. Subsequently, the NovImmune License Agreement will automatically renew for 5-year periods unless either party terminates the agreement in accordance with its terms. We recognize intangible assets at their historical cost, amortized on a straight-line basis over their expected useful lives, which is 25 years, and subject to impairment review at the end of each reporting period.

Right-of-Use assets

We recognize operating lease right-of-use (“ROU”) assets and operating lease liabilities on the balance sheet for operating leases with terms longer than 12 months. We follow the ongoing practical expedient not to recognize operating lease right- of-use assets and operating lease liabilities for short-term leases. The ROU assets are initially measured at cost and amortized using the straight-line method through the end of the lease term. The lease liabilities are initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using our incremental borrowing rate.

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

The fair value of share options is determined using the Black-Scholes option pricing model. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention of paying cash dividends. We elected an accounting policy to record forfeitures as they occur. See Note 7 for a discussion of the assumptions used by us in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the share option activity under our share-based compensation plan for all years presented.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2025, were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for designing, establishing and maintaining a system of internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to provide reasonable assurance that the financial information prepared by us for external purposes is reliable and has been recorded, processed and reported in an accurate and timely manner in accordance with accounting principles generally accepted in the United States. Our Board is responsible for ensuring that management fulfills its responsibilities. The audit committee of our Board fulfills its role of ensuring the integrity of the reported information through its review of the interim and annual financial statements. Management reviewed the results of their assessment with our audit committee.

Management has used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control - Integrated Framework (2013)” to evaluate the effectiveness of our internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting and concluded that such internal control over financial reporting was effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

Name	Age	Position(s) Held	Director Since
Joan Chypyha (1) (2)	59	Director	May 23, 2023
David Liu (2) (4)	40	Director	February 12, 2025
Sean MacDonald	49	Director	June 7, 2019
Patrick Marshall (1) (3)	54	Director	May 23, 2023
Pardeep Nijhawan, MD	55	Director and Chief Executive Officer	June 7, 2019
Charles Olson, DSc (2) (3)	68	Director	May 23, 2023
Carlo Sistilli, CPA, CMA (1)	69	Chairman of the Board of Directors	June 7, 2019

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.
(3)	Member of Nominating and Corporate Governance Committee.
(4)

On February 12, 2025, we entered into the Investor Rights Agreement, pursuant to which Velan has the right to designate a director nominee for election to our Board, so long as Velan maintains certain beneficial ownership of the Company, as set forth in the Investor Rights Agreement (the “Nominee Period”). Dr. Liu is affiliated with Velan and was designated by Velan to be appointed to the Board in accordance with the terms and conditions of the Investor Rights Agreement. The Company also agreed to use its reasonable best efforts to solicit shareholder approval of such designee at each general or special meeting of shareholders at which an election of directors is held during the Nominee Period.

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

David Liu, PhD has over 10 years of investment experience within the biopharmaceutical industry. From January 2023 to March 2024, and since December 2024, he has served as a Senior Analyst at Velan Capital Investment Management LP, a healthcare dedicated investment firm based in Alpharetta, Georgia. Prior to his current position, he served as a Biotech Analyst at Altium Capital Management, LP, an investment firm focused on healthcare companies from January 2019 to November 2022. He received his B.S. in Biological Sciences from Stanford University and his Ph.D. in Molecular Biology from Weill Cornell Graduate School of Medical Sciences. Dr. Liu is qualified to serve on our Board because of his experience in the biopharmaceutical industry.

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

Patrick Marshall has more than 20 years of experience raising capital, building and launching new products and services, developing strategy and completing mergers and acquisitions to support growth in private and public companies. Since 2010 he has been a managing director at VRG Capital, having previously held various executive roles in several of the firm’s portfolio companies since 2000, including Wheels Group Inc., a North American third-party logistics company acquired by Radiant Logistics, Inc. in 2015, and Thomas International Ltd., a global provider of psychometric and aptitude tests acquired by Palamon Capital Partners in 2018. Mr. Marshall is a cofounder and current board member (since 2024) of Crawford Bowman Ltd, a privately held Canadian company focused on over-the-counter and nutritional supplements markets. He is an advisor to Jouleia Inc, a start-up focused on accelerating the transition to low-carbon homes. He is a current advisor, past board member (January 2016 – January 2025), and past President (January 2016 -December 2023) of Adrem Brands Inc., a privately held Canadian company focused on the over-the-counter and nutritional supplements markets. Prior to 2000, he held fundraising, business development and strategy roles for various international enterprises and non-governmental organizations. Mr. Marshall is a cofounder, advisor and former board member of Together Project (2016-2023), a current board member of Faith & the Common Good (since 2025), and a trustee of Lakefield College School (since 2012). He received his Bachelor of Arts in Sociology from Queen's University and Master of Business Administration from the University of Exeter. Mr. Marshall’s qualifications to serve on our Board include his experience managing and building companies, strategic transactions, raising capital and prior board experience.

Pardeep Nijhawan, MD, FRCPC, AGAF has served as our Chief Executive Officer, Corporate Secretary and a member of our Board since June 2019, having previously founded and led our principal operating subsidiary, Edesa Biotech Research, since January 2015. Dr. Nijhawan is a seasoned pharmaceutical entrepreneur with more than 20 years of experience in cross- functional leadership roles in finance, marketing, corporate strategy and business development. In 2002 Dr. Nijhawan founded Medical Futures Inc., and served as its CEO. He sold Medical Futures to Tribute Pharmaceuticals in 2015. In 2014, he founded Exzell Pharma, a specialty Canadian-based pharmaceutical organization that markets and commercializes approved products. He sold Exzell Pharma to BioLab Pharma in 2022. Dr. Nijhawan also founded Digestive Health Clinic in 2000 and led it to become one of Canada’s largest provider of private endoscopy services. He continues to serve on the board of directors of Digestive Health Clinic. From January 2021 until June 2024, he served on the advisory board of Private Debt Partners, a Canadian alternative asset management firm. Dr. Nijhawan received his MD from the University of Ottawa and completed his internship at Yale University, and his internal medicine residency and fellowship at the Mayo Clinic. Dr. Nijhawan’s qualifications to serve on our Board include his extensive executive leadership and experience in the life sciences industry and his knowledge of our business as its chief executive.

Charles Olson, DSc is a CMC consultant with more than 40 years of biotech experience. Since April 2024 he has also been the Senior Vice President of Technical Operations at NervGen Pharma, responsible for the process development and manufacture of their peptide product in clinical development for nerve regeneration as a result of spinal cord injury. From September 2021 to April 2023 he was Chief Operating Officer at Dendreon Corporation, where he was responsible for the commercial manufacturing of Provenge, a commercial cell-based product for prostate cancer, overseeing multiple sites and several hundred employees. From September 2017 to August 2021, he was a senior Vice President of Operations at Applied Molecular Transport. From April 2010 to August 2017, Dr. Olson held various leadership roles at Anthera Pharmaceuticals Inc., including Chief Technology Officer. He has also been a Principal Biotechnology Consultant for Compass Biotechnology LLC since 2006. Dr. Olson previously held senior and executive management positions at NGM Biopharmaceuticals Inc., Coherus BioSciences Inc., Nexbio Inc., Cell Genesys, Inc., Biomarin Pharmaceuticals, Inc, and Onyx Pharmaceuticals, Inc. From December 2016 to June 2019, Dr. Olson served on the Board of Edesa Biotech, Inc. (then operating as Stellar Biotechnologies, Inc.), having previously served on Stellar’s scientific advisory board. After graduate school, Dr. Olson was a Research Scientist at Kaiser Hospitals, followed by Scientist and Senior Scientist positions at Genentech and Bayer, respectively. He holds a B.A. in biology and chemistry from Westmont College, an M.A. in chemistry from the University of California at Santa Barbara and a D.Sc. in biochemistry. Dr. Olson qualifications to serve on our Board include his extensive scientific, manufacturing operations, process development and senior management and board experience in the biopharmaceutical industry.

Carlo Sistilli, CPA, CMA has more than 35 years of financial experience and has held a variety of executive positions in accounting and finance during his career. He has been a member of our Board since June 2019, having previously served as a board observer of our principal operating subsidiary, Edesa Biotech Research, since September 2017. Mr. Sistilli has served as the Chief Financial Officer of Arista Homes since March 2003 to present. Prior to Arista, Mr. Sistilli was a founder and served as CFO and a board member of an Internet start-up company in the automotive sector, and played a key role in taking the company public on the Alberta Ventures Exchange. Earlier in his career, Mr. Sistilli was the Controller and a member of the senior management team of a major regional trust company, which Mr. Sistilli helped sell to Manulife Financial. From January 2021 to February 2024, he served on the board of directors and audit committee of Aleafia Health Inc. In addition to his professional career, Mr. Sistilli is an officer and a member of the board of directors of Mother of Mercy Centre. Mr. Sistilli holds a Bachelor of Arts from York University, with a major in economics, Certified Management Accountant Designation and a Chartered Professional Accountant Designation. Mr. Sistilli’s qualifications to serve on our Board include his knowledge of Edesa’s business and his background in accounting and finance.

Executive Officers

Set forth below is certain information with respect to the names, ages, and positions of our executive officers as of the date of this filing. Biographical information pertaining to Dr. Nijhawan, who is a director and an executive officer, may be found in the above section entitled “Directors.” The executive officers serve at the pleasure of our Board of Directors.

Name	Age	Position(s) Held	Date of Appointment
Pardeep Nijhawan, MD	55	Director and Chief Executive Officer	June 7, 2019
Michael Brooks, PhD	47	President	June 7, 2019
Peter Weiler	56	Chief Financial Officer	May 1, 2025

Michael Brooks, PhD was appointed President in June 2019, having served as Vice President of Corporate Development and Strategy for our principal operating subsidiary, Edesa Biotech Research, since January 2015. Prior to joining Edesa, Dr. Brooks held positions of increasing responsibility at Cipher Pharmaceuticals Inc from 2010 to 2015 and served most recently as the company’s Director of Business Development. Prior to joining Cipher, Dr. Brooks was a Postdoctoral fellow at the University of Toronto. Dr. Brooks holds a Hons B.Sc. degree in Microbiology and a PhD in Molecular Genetics from the University of Toronto. Dr. Brooks received his MBA degree from the Rotman School of Management where he was a Canadian Institute for Health Research (CIHR) Science-to-Business Scholar.

Peter Weiler was appointed as our Chief Financial Officer on April 3, 2025, effective May 1, 2025. From August 2018 to May 2025, Mr. Weiler served as President of Exzell Pharma, Inc., a privately held, commercial-stage pharmaceutical company.  From August 2017 to August 2018, Mr. Weiler served as Vice President of Business Development at Biosyent Inc. (TSX: RX).  Prior to that, he served in various roles at Cipher Pharmaceuticals Inc. (TSX: CPH), including Vice President of Business Development from January 2015 to June 2017, Senior Director from January 2012 to January 2014, and Director from December 2008 to December 2011.  Prior to Cipher, he served as Senior Director of Investment Analysis at DRI Capital Inc. and held market research and financial positions at Eli Lilly Canada Inc. Mr. Weiler holds a Master of Business Administration degree from the Ivey School of Business, University of Western Ontario, a Masters of Science in Biology degree from the University of Western Ontario, and a Bachelor of Science (Honors Biology) degree and Diploma in Accounting from Wilfrid Laurier University.

Code of Ethics and Business Conduct

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

Information about our Board Committees

Our Board has appointed an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Board has determined that each director who serves on these committees is “independent,” as that term is defined by the listing rules of Nasdaq and rules of the SEC. The Board has adopted written charters for its Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Copies of these charters are available on our website at www.edesabiotech.com/investors/governance.

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

Compensation Committee

Our Compensation Committee is composed of Joan Chypyha (chair), David Liu and Charles Olson. The purpose of the Compensation Committee is to assist the Board’s oversight relating to the compensation of our Chief Executive Officer and our other Named Executive Officers. It has responsibility for evaluating and recommending to the independent members of the Board for approval, our compensation plans, policies and programs as such plans, policies and programs affect executive officers.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is composed of Patrick Marshall (chair) and Charles Olson. The purpose of the Nominating and Corporate Governance Committee is to identify individuals qualified to become Board members; recommend to the Board individuals to serve as directors; advise the Board with respect to Board composition, procedures and committees; lead the Board in its annual review of the Board and management’s performance; develop, recommend to the Board and annually review a set of corporate governance principles applicable to the Company; and oversee any related matters required by the federal securities laws.

Item 11. EXECUTIVE COMPENSATION.

Executive Compensation

Our named executive officers for the year ended September 30, 2025 were Pardeep Nijhawan, MD, Director, Chief Executive Officer and Corporate Secretary; Peter Weiler, Chief Financial Officer; Michael Brooks, PhD, President; and Stephen Lemieux, CPA, former Chief Executive Officer.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to the named executive officers for the years ended September 30, 2025 and September 30, 2024

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($) (1)		All Other Compensation ($)		Total ($)
Pardeep Nijhawan, MD	2025	$357,696	(2)	$93,717	$522,931	(3)	$32,415	(4)	$1,006,759
Director, Chief Executive Officer and Corporate Secretary	2024	357,696	(5)	72,434	-		34,598	(4)	464,728

Michael Brooks, PhD	2025	335,340		87,859	411,671	(6)	27,007	(7)	861,877
President	2024	335,340		67,906	-		25,741	(7)	428,987

Peter Weiler (8)	2025	125,000		-	129,143	(9)	10,558	(10)	264,701
Chief Financial Officer

Stephen Lemieux, CPA (11)	2025	192,500		86,460	111,858	(12)	32,054	(13)	422,872
Former Chief Financial Of icer	2024	330,000		14,097	-		24,000	(13)	368,097

(1)	The amounts shown in this column represent the aggregate grant date fair value of the restricted share units computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 718, not the actual amounts paid to or realized by the named executive officers during the covered fiscal year. The assumptions used in determining grant date fair value of these awards are set forth in Note 7 to our audited consolidated financial statements for the year ended September 30, 2025 included in this Annual Report.
(2)	Includes 79,826 restricted share units with an aggregate grant date fair value of $178,848 issued as partial payment of salary.
(3)	Includes 263,200 restricted share units with an aggregate grant date fair value of $522,931.
(4)

Represents $32,415 in car allowance in 2025 and (i) $32,412 in car allowance and (ii) $2,186 in health insurance in 2024. All compensation to Dr. Nijhawan was paid in Canadian dollars and was converted from US dollars using the average foreign exchange rate for each bi-weekly pay period of the year from oanada.com.

(5)	Includes 30,159 restricted share units with an aggregate grant date fair value of $144,454 issued as partial payment of salary.
(6)	Includes 207,201 restricted share units with an aggregate grant date fair value of $411,671.
(7)

Represents (i) $24,000 in car allowance (ii) $3,007 in health insurance in 2025 and (i) $24,000 in car allowance and (ii) $1,741 in health insurance in 2024. All compensation to Dr. Brooks was paid in Canadian dollars and was converted from US dollars using the average foreign exchange rate for each bi-weekly pay period of the year from oanda.com.

(8)	Mr. Weiler was appointed Chief Financial Officer, effective May 1, 2025.
(9)	Includes 65,000 restricted share units with an aggregate grant date fair value of $129,143.
(10)

Represents (i) $10,000 in car allowance (ii) $558 in health insurance in 2025. All compensation to Mr. Weiler was paid in Canadian dollars and was converted from US dollars using the average foreign exchange rate for each bi-weekly pay period of the year from oanda.com.

(11)	Mr. Lemieux served as Chief Financial Officer through May 1, 2025.
(12)	Includes 56,300 restricted share units with an aggregate grant date fair value of $111,858.
(13)

Represents (i) $14,000 in car allowance (ii) $18,054 in consulting fees for services following Mr. Lemieux's tenure as Chief Financial Officer in 2025 and $24,000 in car allowance in 2024. All compensation to Mr. Lemieux was paid in Canadian dollars and was converted from US dollars using the average foreign exchange rate for the year from oanda.com.

Narrative Disclosure to Summary Compensation Table Employment Agreements

Amended and Restated Employment Agreement with Pardeep Nijhawan effective as of August 4, 2023, as amended December 7, 2023

On August 4, 2023, the Company entered into an amended and restated employment agreement with Pardeep Nijhawan, the Company’s Chief Executive Officer that superseded prior employment agreements (as amended, the “Nijhawan Employment Agreement”).

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

Pursuant to the Nijhawan Employment Agreement, Dr. Nijhawan is entitled to a base salary of $357,700 per year effective May 13, 2023 and is eligible to receive a target annual bonus of 40% of his base salary, subject to the achievement of corporate and personal targets as determined by the Company and the Board. Dr. Nijhawan’s base salary is subject to annual review by the Board. Dr. Nijhawan and the Board may agree that Dr. Nijhawan may receive a portion of his base salary in equity-based awards pursuant to the Company’s Equity Incentive Compensation Plan, in amounts and on the terms determined by the Board. Dr. Nijhawan is also entitled to an automobile allowance of $2,701.50 per month and is eligible to participate in the Company’s group insured benefits program, as may be in effect from time-to-time for employees generally, and executive employees specifically. Dr. Nijhawan is eligible for equity-based awards pursuant to the Company’s Equity Incentive Compensation Plan, as determined by the Board or Compensation Committee, commensurate with Dr. Nijhawan’s position and any business milestones that may be established by the Company.

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

In the event that Dr. Nijhawan is terminated or constructively terminated, which includes a material change in Dr. Nijhawan’s title, responsibilities, authority or status or a material reduction of his compensation, without “Cause” upon or within a 12- month period following a “Change of Control” (as such term is defined in the Nijhawan Employment Agreement), Dr. Nijhawan is entitled to (i) a change of control payment equal to 24 months of the value of Dr. Nijhawan’s then current base salary as of the date of termination, (ii) a lump sum payment of the annual bonus to which Dr. Nijhawan is entitled for the calendar year immediately preceding the date of termination, if such bonus has not already been paid, (iii) a lump sum payment equal to Dr. Nijhawan’s annual bonus entitlement, prorated over Dr. Nijhawan’s length of service in the calendar year in which his employment is terminated, calculated in accordance with the terms of the Nijhawan Employment Agreement, (iv) payment of Dr. Nijhawan’s annual bonus entitlement during the full Nijhawan Severance Period, calculated in accordance with the terms of the Nijhawan Employment Agreement, (v) continuation of Dr. Nijhawan’s benefits and car allowance and any other benefit required to be maintained by law in accordance with the terms of the Nijhawan Employment Agreement, and (vi) subject to applicable law, all vested equity-based awards granted to Dr. Nijhawan shall be exercisable in accordance with the terms of the applicable Equity Incentive Compensation Plan.

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

Amended and Restated Employment Agreement with Michael Brooks effective as of August 4, 2023

On August 4, 2023, the Company entered into an amended and restated employment agreement with Michael Brooks, the Company’s President, that superseded prior employment agreements (the “Brooks Employment Agreement”).

Pursuant to the Brooks Employment Agreement, Dr. Brooks serves as the Company’s President as well as President and a director of the Company’s subsidiary, Edesa Biotech Research. Dr. Brooks’ employment will continue for an indefinite term until terminated in accordance with the Brooks Employment Agreement.

Pursuant to the Brooks Employment Agreement, Dr. Brooks is entitled to a base salary of $335,340 per year effective May 13, 2023 and is eligible to receive a target annual bonus of 40% of his base salary, subject to the achievement of corporate and personal targets as determined by the Company and the Board. Dr. Brooks’ base salary is subject to annual review by the Board. Dr. Brooks is also entitled to an automobile allowance of $2,000 per month and is eligible to participate in the Company’s group insured benefits program, as may be in effect from time-to-time for employees generally, and executive employees specifically. Dr. Brooks is eligible for equity-based awards pursuant to the Company’s Equity Incentive Compensation Plan, as determined by the Board or Compensation Committee, commensurate with Dr. Brooks’ position and any business milestones that may be established by the Company.

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

Employment Agreement with Peter Weiler effective as of August 4, 2023

On April 3, 2025 but effective May 1, 2025, we entered into an employment agreement with Peter Weiler (the “Weiler Employment Agreement”). Pursuant to the Weiler Employment Agreement,  Mr. Weiler serves as our Chief Financial Officer for an indefinite term until his employment is terminated in accordance with the Weiler Employment Agreement. As compensation for his services to the Company, Mr. Weiler is entitled to a base salary of $300,000 per annum. Mr. Weiler is also eligible to receive a target annual bonus of 40% of his base salary based on performance in the prior calendar year, subject to achieving corporate and personal targets determined by the Company and the Board. Mr. Weiler will also receive an automobile allowance of $2,000 per month and is eligible to participate in the Company’s group insured benefits program, as may be in effect from time-to-time for the Company’s employees generally, and executive employees specifically. Mr. Weiler is eligible for future equity-based awards, as determined by the Board, commensurate with Mr. Weiler’s position and any business milestones which may be established by the Company.

If Mr. Weiler’s employment with the Company is terminated for “Cause” (as such term is defined in the Weiler Employment Agreement), subject to applicable law, the Company’s only obligation shall be to provide Mr. Weiler with his base salary and vacation pay earned through the date of termination and all of Mr. Weiler’s non-vested equity-based awards as of the date of termination will be automatically extinguished. All vested equity-based awards will be subject to the terms of the applicable equity incentive compensation plan. If Mr. Weiler is terminated by the Company without “Cause”, subject to Mr. Weiler executing a general release of claims in a form reasonably required by the Company, the Company’s obligation shall be to provide Mr. Weiler with (i) a lump sum payment equal to Mr. Weiler’s then current base salary for twelve months plus one additional month for every completed year of service since May 1, 2025, not to exceed an aggregate of twenty-four months (the “Weiler Severance Period”), (ii) a lump sum payment of the annual bonus to which Mr. Weiler is entitled for the calendar year immediately preceding the date of termination, if such bonus has not already been paid, (iii) a lump sum payment equal to Mr. Weiler’s annual bonus entitlement, prorated over Mr. Weiler’s length of service in the calendar year in which his employment is terminated, calculated in accordance with the terms of the Weiler Employment Agreement, (iv) payment of Mr. Weiler’s annual bonus entitlement during the full Weiler Severance Period, calculated in accordance with the terms of the Weiler  Employment Agreement, (v) continuation of Mr. Weiler’s benefits and car allowance and any other benefit required to be maintained by law in accordance with the terms of the Weiler Employment Agreement and (vi) subject to applicable law, any and all vested equity-based awards shall be exercisable in accordance with the terms of the applicable equity incentive compensation plan. If Mr. Weiler’s employment is terminated or “constructively terminated” (as such term is defined in the Weiler Employment Agreement) by the Company without “Cause” upon or within a twelve month period following a Change of Control (as such term is defined in the Weiler Employment Agreement), Mr. Weiler shall be entitled to the payments and benefits provided as described in clauses (ii) to (vi) above, plus a change of control payment equal to twenty-four months of his then current base salary. Mr. Weiler may resign from his employment at any time by providing the Company with a minimum of sixty days advance notice, in writing. Mr. Weiler’s notice may be waived by the Company, subject only to providing Mr. Weiler with payment of his base salary and continuation of benefits until the end of the notice period. If Mr. Weiler resigns from his employment, subject to applicable law, (i) all non-vested equity-based awards held by Mr. Weiler as of the date of termination shall be automatically extinguished and all vested equity-based awards will be subject to the terms of the applicable equity incentive compensation plan and (ii) Mr. Weiler shall not be entitled to any bonus or pro rata bonus payment not already awarded on or before the date of termination.

During the term of Mr. Weiler’s employment with the Company and for twelve months following the cessation of Mr. Weiler’s employment with the Company, Mr. Weiler is prohibited from competing with the Company’s business in North America. In addition, for twenty-four months following the cessation of Mr. Weiler’s employment with the Company, Mr. Weiler is prohibited from soliciting customers or prospective customers for any purpose competitive with the Company’s business, encouraging any customer to cease doing business with the Company and soliciting the employment or engagement of certain of the Company’s employees.

Consulting Agreement with Stephen Lemieux, dated May 12, 2025

On May 12, 2025, Edesa Biotech Research entered into a Consulting Agreement with Stephen Lemieux, the Company’s former Chief Financial Officer (the “Consulting Agreement”), pursuant to which Mr. Lemieux  agreed to provide the Company with financial and accounting consulting services for a period of two years, which period may be extended by mutual agreement of Mr. Lemieux and the Company. In consideration for his services, the Company has agreed to pay Mr. Lemieux an hourly rate of CAD $250.00 per hour. In addition, pursuant to the Consulting Agreement, Mr. Lemieux will be entitled to his fiscal year 2025 bonus, prorated for the seven (7) months in 2025 in which he was employed by the Company as Chief Financial Officer. Mr. Lemieux will also be entitled to restricted stock units under the 2019 Plan at the discretion of the Board. The Consulting Agreement is terminable by either party upon thirty days’ prior written notice.

Employment Agreement with Stephen Lemieux effective as of July 15, 2023, terminated effective May 1, 2025

On June 26, 2023 but effective as of July 15, 2023, we entered into an employment agreement with Stephen Lemieux (the “Lemieux Employment Agreement”). Pursuant to the Lemieux Employment Agreement, Mr. Lemieux served as our Chief Financial Officer for an indefinite term until Mr. Lemieux’s employment is terminated in accordance with the agreement. As compensation for his services to us, Mr. Lemieux received a base salary of $330,000 per year and was eligible to receive a target annual bonus of 40% of his base salary, subject to achieving corporate and personal targets determined by us. Mr. Lemieux also received an automobile allowance of $2,000 per month and was eligible to participate in our group insured benefits program, as may be in effect from time-to-time for our employees generally, and executive employees specifically. Mr. Lemieux was eligible for future equity-based awards, as determined by our Compensation Committee, commensurate with Mr. Lemieux’s position and any business milestones which may be established by the Compensation Committee and subject to availability of shares and/or options for grant under our Equity Incentive Compensation Plan.

If Mr. Lemieux’s employment with the Company was terminated for “Cause” (as such term is defined in the Lemieux Employment Agreement), subject to applicable law, the Company’s only obligation was to provide Mr. Lemieux with his base salary and vacation pay earned through the date of termination and all of Mr. Lemieux’s non-vested equity-based awards as of the date of termination will be automatically extinguished. All vested equity-based awards would have been subject to the terms of the applicable equity incentive compensation plan. If Mr. Lemieux was terminated by the Company without “Cause”, subject to Mr. Lemieux executing a general release of claims in a form reasonably required by the Company, the Company’s obligation would have been to provide Mr. Lemieux with (i) a lump sum payment equal to Mr. Lemieux’s then current base salary for twelve months plus one additional month for every completed year of service since July 15, 2023, not to exceed an aggregate of twenty- four months (the “Lemieux Severance Period”), (ii) a lump sum payment of the annual bonus to which Mr. Lemieux was entitled for the calendar year immediately preceding the date of termination, if such bonus has not already been paid, (iii) a lump sum payment equal to Mr. Lemieux’s annual bonus entitlement, prorated over Mr. Lemieux’s length of service in the calendar year in which his employment is terminated, calculated in accordance with the terms of the Lemieux Employment Agreement, (iv) payment of Mr. Lemieux’s annual bonus entitlement during the full Lemieux Severance Period, calculated in accordance with the terms of the Lemieux Employment Agreement, (v) continuation of Mr. Lemieux’s benefits and car allowance and any other benefit required to be maintained by law in accordance with the terms of the Lemieux Employment Agreement and (vi) subject to applicable law, any and all vested equity-based awards would  be exercisable in accordance with the terms of the applicable equity incentive compensation plan. If Mr. Lemieux’s employment was terminated or “constructively terminated” (as such term is defined in the Lemieux Employment Agreement) by the Company without “Cause” upon or within a twelve month period following a Change of Control (as such term is defined in the Lemieux Employment Agreement), Mr. Lemieux would have been entitled to the payments and benefits provided as described in clauses (ii) to (v) above, plus a change of control payment equal to twenty-four months of his then current base salary. Mr. Lemieux was able to resign from his employment at any time by providing the Company with a minimum of sixty days advance notice, in writing. Mr. Lemieux’s notice was  waivable by the Company, subject only to providing Mr. Lemieux with payment of his base salary and continuation of benefits until the end of the notice period. If Mr. Lemieux resigned from his employment, subject to applicable law, (i) all non-vested equity-based awards held by Mr. Lemieux as of the date of termination would be automatically extinguished and all vested equity-based awards will be subject to the terms of the applicable equity incentive compensation plan and (ii) Mr. Lemieux would not have been entitled to any bonus or pro rata bonus payment not already awarded on or before the date of termination.

During the term of Mr. Lemieux’s employment with us and for twelve months following the cessation of Mr. Lemieux’s employment with us, Mr. Lemieux is prohibited from competing with our business in North America. In addition, for twenty- four months following the cessation of Mr. Lemieux’s employment with us, Mr. Lemieux is prohibited from soliciting customers or prospective customers for any purpose competitive with our business, encouraging any customer to cease doing business with us and soliciting the employment or engagement of certain of our employees.

Outstanding Equity Awards at September 30, 2025

		Option Awards						Stock Awards
Name	Award grant date	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable (1)		Option exercise prices		Option expiration date	Number of shares or units of stock that have not vested (1)		Market value of shares or units of stock that have not vested ($) (5)
Pardeep Nijhawan, MD	9/26/17	6,785	-		C	$15.12	9/26/27
	12/28/18	232	-		C	$15.12	12/28/28
	10/13/20	8,572	-			$52.08	10/13/30
	4/22/21	17,143	-			$38.15	4/22/31
	2/28/22	7,000				$25.97	2/28/32
	7/20/23	12,859	4,284	(2)		$5.79	7/20/33
	5/29/25							110,856	(3)	$273,814
	5/29/25							86,144	(2)	$212,776

Stephen Lemieux, CPA	7/20/23	8,033	2,682	(2)		$5.79	7/20/33
	5/29/25							46,920	(4)	$115,892

Michael Brooks, PhD	8/28/17	19,488	-		C	$15.12	8/28/27
	9/26/17	3,472	-		C	$15.12	9/26/27
	12/28/18	232	-		C	$15.12	12/28/28
	2/12/20	9,856	-			$22.12	2/12/30
	10/13/20	7,143	-			$52.08	10/13/30
	4/22/21	11,429	-			$38.18	4/22/31
	2/28/22	6,215				$25.97	2/28/32
	7/20/23	8,576	2,853	(2)		$5.79	7/20/33
	5/29/25							110,908	(3)	$273,943
	5/29/25							57,440	(2)	$141,877

Peter Weiler	5/29/25							57,792	(2)	$142,746

(1)	Our options and RSU vesting policy is described in the Outstanding Equity Awards Narrative Disclosure section.
(2)	The option and RSUs vest over a period of three years, with monthly vesting on a pro-rata basis beginning on the date of grant.
(3)	The RSUs vest over a period of 18 months, with monthly vesting on a pro-rate basis beginning on the date of grant.
(4)	The RSUs vest over a period of 24 months, with monthly vesting on a pro-rate basis beginning on the date of grant.
(5)

Represents the product of (i) $2.47 (which was the closing price of the common shares on September 30, 2025, the last trading day of fiscal 2025) and (ii) the number of common shares underlying the RSUs.

Outstanding Equity Awards Narrative Disclosure

Equity Incentive Compensation Plan

We adopted an Equity Incentive Compensation Plan in 2019 (as amended, the “2019 Plan”) which amended and restated prior plans. Under the 2019 Plan, we are authorized to grant options, restricted shares and restricted share units (“RSUs”) to any of our officers, directors, employees, and consultants and those of our subsidiaries and other designated affiliates. The number of shares available for issuance under the 2019 Plan is 2,367,737. The purpose of the 2019 Plan is to advance the interests of the Company by encouraging equity participation through the acquisition of common shares of the Company. The 2019 Plan is to be administered by the Compensation Committee of our Board, except to the extent (and subject to the limitations set forth in the 2019 Plan) the Board elects to administer the 2019 Plan, in which case the 2019 Plan shall be administered by only those members of the Board who are “independent” members of the Board. The administrator of the 2019 Plan has the power to, among other things:

●	allot common shares for issuance in connection with the exercise of options;
●	grant options, restricted shares or restricted share units;
●	amend, suspend, terminate or discontinue the plan; and
●	delegate all or a portion of its administrative powers as it may determine to one or more committees.

Options to purchase 378,039 common shares at prices ranging from C$15.12 and $4.10 to $52.08 are outstanding at September 30, 2025. RSUs eligible for conversion to 333,319 common shares are outstanding at September 30, 2025.

During the year ended September 30, 2025, we did not grant any stock options under the 2019 Plan. During the year ended September 30, 2024, we granted 500 employee options to purchase common shares at an exercise price of $4.10. During the year ended September 30, 2025, we granted 1,227,807 RSUs with varying vesting schedules—certain awards vested immediately upon grant, while others vest in monthly installments over 12 to 36 months. Outstanding RSUs may be converted into common shares by the holder any time after vesting and before the stated expiry. During the year ended September 30, 2024, we granted 30,159 RSUs, which vested immediately upon grant and were issued in lieu of cash compensation for salary, bonuses and consulting fees to certain members of the executive team.

Policies and Practices Related to Grants of Share Options or Similar Awards

We did not grant options, share appreciation rights, or other similar option-like instruments in the fiscal year ended September 30, 2025; however, it is our policy not to time any grants of equity awards in relation to the release of material non-public information.

Executive officers and employees of our California subsidiary are eligible to receive the Company’s non-elective contribution of 3% of eligible compensation under a 401(k) plan to provide retirement benefits.

Other than the funds contributed under our 401(k) plan to our U.S. employees, no other funds were set aside or accrued by us during the years ended September 30, 2025 and 2024 to provide pension, retirement or similar benefits for our named executive officers.

Director Compensation

The following table sets forth information regarding the compensation of our non-employee directors for the year ended September 30, 2025.

Name	Fees Earned or Paid in Cash ($) (1)	RSU Awards ($) (2) (3) (4)	Total ($)
Joan Chypyha	$51,500	$21,855	$73,355
David Liu	25,041	10,930	35,971
Sean MacDonald	35,000	39,738	74,738
Patrick Marshall	48,536	21,855	70,391
Charles Olson, DSc	44,000	21,855	65,855
Carlo Sistilli, CPA, CMA	65,000	39,738	104,738
Frank R. Oakes (5)	31,942	34,372	66,314

(1)

The compensation paid to each of Ms. Chypyha, Mr. MacDonald, Mr. Marshall and Mr. Sistilli was paid in Canadian dollars and was converted from US dollars using the average foreign exchange rate for each month of the year from oanda.com.

(2)	The amounts shown in this column represent the aggregate grant date fair value of the restricted share units computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 718, not the actual amounts paid to or realized by the directors during the covered fiscal year. The assumptions used in determining grant date fair value of these awards are set forth in Note 7 to our audited consolidated financial statements for the year ended September 30, 2025 included in this Annual Report.
(3)

As of September 30, 2025, (i) Ms. Chypyha and Mr. Marshall each held 11,000 RSUs, (ii) Mr. Liu held 3,669 RSUs, (iii) Mr. MacDonald and Mr. Sistilli each held 20,001 RSUs, (iv) Mr. Olson held 7,332 RSUs and Mr. Oakes held 11,532 RSUs.

(4)

There were no share options grants in the year ended September 30, 2025. As of September 30, 2025, (i) Ms. Chypyha, Mr. Marshall and Dr. Olson each held 2,858 share options, (ii) Mr. MacDonald and Mr. Sistilli each held 11,773 share options, (iii) Mr. Oakes held 11,773 share options and (iv) Dr. Liu held no share options.

(5)	Mr. Oakes was not nominated for re-election at our Annual Meeting that was held on May 28, 2025.

Narrative to Director Compensation Table

Non-Employee Director Compensation Policy

The Board adopted a compensation policy effective June 7, 2019 and amended it effective March 24, 2022. As compensation for their services on the Board, each non-executive Board member received annual remuneration as noted below and prorated during the effective periods. The Chief Executive Officer does not receive any additional compensation for his services on the Board.

From March 24, 2022 through September 30, 2024, each non-executive director received annual base remuneration of $35,000 and the Board Chair received annual remuneration of $65,000, inclusive of compensation for his services on committees of the Board. Each member of the Company’s Audit Committee received annual remuneration of $7,500, and the Chair of the Audit Committee received $15,000 annually for his services. Each member of the Company’s Compensation Committee and Nominating and Corporate Governance Committee received annual remuneration of $4,500 for each committee on which they serve, and the Chairs of each of the Compensation Committee and Nominating and Corporate Governance Committee received $9,000 annually for their services.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides certain information as of September 30, 2025 about our common shares that may be issued under our equity compensation plans, which consists of our 2019 Equity Incentive Compensation Plan in effect at September 30, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights		Weighted-average exercise price of outstanding options and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,621,692	(1)	$24.70	(2)	693,515
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	1,621,692		$24.70		693,515

(1)	Includes 378,039 common shares issuable upon the exercise of outstanding options and 1,243,653 common shares issuable upon the conversion of outstanding RSUs.
(2)	The weighted-average exercise price does not consider shares issuable upon the conversion of outstanding RSUs, which have no exercise price.

Warrants and other equity held by directors, officers and employees outside of the compensation plans are not included in the table above.

Security Ownership of Certain Beneficial Owners and Management

The following tables sets forth certain information as of December 12, 2025, with respect to the beneficial ownership of our common shares by: (1) all of our directors; (2) our named executive officers listed in the Summary Compensation Table; (3) all of directors and executive officers as a group; and (4) each person known by us to beneficially own more than 5% of our outstanding common shares.

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

Common shares subject to preferred shares, options, warrants or restricted share units currently exercisable or convertible or exercisable or convertible within 60 days of December 12, 2025 are deemed outstanding for computing the share ownership and percentage of the person holding such preferred shares, options, warrants and restricted share units, but are not deemed outstanding for computing the percentage of any other person. The percentage ownership of our common shares of each person or entity named in the following table is based on 8,333,823common shares outstanding as of December 12, 2025.

Directors and Officers

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Joan Chypyha	10,223	(2)	*
Sean MacDonald	27,162	(3)	*
Patrick Marshall	52,325	(4)	*
Pardeep Nijhawan, MD	1,946,138	(5)	19.99%
David Liu	3,664	(6)	*
Charles Olson, DSc	10,194	(7)	*
Carlo Sistilli, CPA, CMA	36,047	(8)	*
Michael Brooks, PhD	163,370	(9)	1.9%
Peter Weiler	14,448	(10)	*
Stephen Lemieux	30,492	(11)	*
All current directors and executive officers as a group (9 persons)	2,263,571	(12)	23.6%

* Percentage of shares beneficially owned does not exceed one percent.

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o Edesa Biotech, Inc., 100 Spy Court, Markham, ON Canada L3R 5H6.

(2)

Consists of (i) 29 common shares, (ii) 2,858 common shares issuable upon exercise of options exercisable within sixty days of December 12, 2025 and (iii) 7,336 common shares issuable upon the conversion of restricted share units that have vested or will vest within sixty days of December 12, 2025.

(3)

Consists of (i) 2,053 common shares, (ii) 11,773 common shares issuable upon exercise of options exercisable within sixty days December 12, 2025 and (iii) 13,336 common shares issuable upon the conversion of restricted share units that have vested or will vest within sixty days of December 12, 2025.

(4)	Consists of (A) (i) 41,666 common shares, (ii) 2,858 common shares issuable upon exercise of options exercisable within sixty days December 12, 2025 and (iii) 7,336 common shares issuable upon the conversion of restricted share units that have vested or will vest within sixty days of December 12, 2025 held by Patrick Marshall and (B) 465 common shares held by Quidnet Inc. for which Patrick Marshall has sole voting and dispositive power over all such shares.

(5)	Consists of (A) (i) 84,973 common shares, (ii) 54,488 common shares issuable upon exercise of options exercisable within sixty days of December 12, 2025, (iii) 275,579 common shares issuable upon the conversion of restricted share units and (iv) 277,086 common shares issuable upon conversion of Series B-1 Preferred Shares within sixty days of December 12, 2025 held by Pardeep Nijhawan; (B)(i) 341,702 common shares, (ii) 342,865 common shares issuable upon exercise of warrants exercisable within sixty days of December 12, 2025 and (iii) 435,414 common shares issuable upon conversion of Series A-1 Preferred Shares within sixty days of December 12, 2025 held by Pardeep Nijhawan Medicine Professional Corporation for which Pardeep Nijhawan has sole voting and dispositive power over all such shares; (C) 32,013 common shares held by The Digestive Health Clinic Inc. for which Pardeep Nijhawan has sole voting and dispositive power over all such shares; (D) 53,104 common shares held by 1968160 Ontario Inc. for which Pardeep Nijhawan has sole voting and dispositive power over all such shares and (E)(i) 32,609 common shares and (ii) 16,305 common shares issuable upon exercise of warrants exercisable within sixty days of December 12, 2025 held by The New Nijhawan Family Trust 2015 for which each of Pardeep Nijhawan and Nidhi Nijhawan, as trustees, have voting and dispositive power over all such shares. Excludes 243,747 common shares underlying Series B-1 Preferred Shares held by Pardeep Nijhawan Medicine Professional Corporation which are subject to a 19.99% beneficial ownership blocker.

(6)	Consists of (i) 2,748 common shares and (ii) 916 common shares issuable upon the conversion of restricted share units that have vested or will vest within sixty days of December 12, 2025 .

(7)

Consists of (i) 5,502 common shares, (ii) 2,858 common shares issuable upon exercise of options exercisable within sixty days of December 12, 2025 and (iii) 1,834 common shares issuable upon the conversion of restricted share units that have vested or will vest within sixty days of December 12, 2025.

(8)	Consists of (A)(i) 11,773 common shares issuable upon exercise of options exercisable within sixty days of December 12, 2025, (ii) 10,416 common shares held by Carlo Sistilli and (iii) 13,336 common shares issuable upon the conversion of restricted share units that have vested or will vest within sixty days of December 12, 2025 and (B) 522 common shares held by York-Cav Enterprises Inc. for which Carlo Sistilli, as President and Director, has sole voting and dispositive power over all such shares.

(9)

Consists of (i) 4,354 common shares, (ii) 67,662 common shares issuable upon exercise of options exercisable within sixty days of December 12, 2025, (iii) 303 common shares issuable upon exercise of warrants exercisable within sixty days of December 12, 2025 and (iv) 91,051 common shares issuable upon conversion of restricted share units that have vested or will vest within sixty days of December 12, 2025.

(10)	Consists of 14,448 common shares issuable upon conversion of restricted share units that have vested or will vest within sixty days of December 12, 2025.

(11)

Consists of (i) 2,486 common shares, (ii) 9,238 common shares issuable upon exercise of options exercisable within sixty days of December 12, 2025 and (iii) 18,768 common shares issuable upon the conversion of restricted share units that have vested or will vest within sixty days of December 12, 2025.

(12)

Consists of (i) 612,156 common shares, (ii) 154,270 common shares issuable upon exercise of options exercisable within sixty days of December 12, 2025, (iii) 359,473 common shares issuable upon exercise of warrants exercisable within sixty days of December 12, 2025, (iv) 425,172 common shares issuable upon conversion of restricted share units that have vested or will vest within sixty days of December 12, 2025, and (v) 712,500 common shares issuable upon conversion of preferred shares within sixty days of December 12, 2025.

Shareholders Known by Us to Own 5% or More of Our Common Shares

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Velan Capital Management LLC(1)	848,647	(1)	9.99%
Stonepine Capital Management, LLC(2)	781,250	(2)	9.3%
Nantahala Capital Management, LLC (3)	855,584	(3)	9.99%
Rubric Capital Management LP(4)	848,647	(4)	9.99%

(1)

Consists of (A)(i) 421,875 common shares, (ii) 63,492 common shares issuable upon exercise of warrants within sixty days of December 12, 2025 and (iii) 97,655 common shares issuable upon conversion of Series B-1 Preferred Shares within sixty days of December 12, 2025 that are beneficially owned and deemed outstanding with respect to Velan Capital Master Fund LP (“Velan Master”), (B) 15,625 common shares held by Velan Horizon Fund LP (“Velan Horizon”) and (C) 250,000 common shares held by Velan Capital Opportunity Fund II LLC (“Velan Opportunity II”). Excludes common shares underlying Series B-1 Preferred Shares held by Velan Master, Velan Horizon and Velan Opportunity which are subject to a 9.99% beneficial ownership blocker. Velan Horizon GP LLC (“Velan Horizon GP”), as the general partner of Velan Horizon, may be deemed to beneficially own securities beneficially owned by Velan Horizon. Velan Capital Holdings LLC (“Velan GP”), as the general partner of Velan Master and managing member of Velan Opportunity II, may be deemed to beneficially own securities beneficially owned in the aggregate by Velan Master and Velan Opportunity II. Velan Capital Investment Management LP (“Velan Capital”), as the investment manager of each of Velan Master, Velan Horizon and Velan Opportunity II, may be deemed to beneficially own the securities beneficially owned in the aggregate by Velan Master, Velan Horizon and Velan Opportunity II. Velan Capital Management LLC (“Velan IM GP”), as the general partner of Velan Capital, may be deemed to beneficially own the securities beneficially owned in the aggregate by Velan Master, Velan Horizon and Velan Opportunity II. Balaji Venkataraman, as a Managing Member of each of Velan Horizon GP, Velan GP and Velan IM GP, may be deemed to beneficially own the common shares beneficially owned in the aggregate by Velan Master, Velan Horizon and Velan Opportunity II. Adam Morgan, as the Chief Investment Officer of Velan Capital and a Managing Member of each of Velan Horizon GP, Velan GP and Velan IM GP, may be deemed to beneficially own the common shares beneficially owned in the aggregate by Velan Master, Velan Horizon and Velan Opportunity II. The address of the principal office of Velan Master is 89 Nexus Way, Camana Bay, Grand Cayman KY1-9009, Cayman Islands. The address of the principal office of each of Velan Horizon, Velan Opportunity II, Velan Horizon GP, Velan GP, Velan Capital, Velan IM GP and Messrs. Morgan and Venkataraman is 100 North Main Street, Suite 301, Alpharetta, Georgia 30009. We relied in part on the SEC Schedule 13D filed with the SEC on February 18, 2025 for this information.

(2)

Consists of (i) 687,500 common shares and (ii) 93,750 common shares issuable upon conversion of Series B-1 Preferred Shares within sixty days of December 12, 2025 that are beneficially owned and deemed outstanding with respect to Stonepine Capital Management, LLC (“Stonepine”). Stonepine and Stonepine GP, LLC (“Stonepine GP”) are the investment adviser and general partner, respectively, of Stonepine Capital, LP. (“Stonepine Partnership”). Jon Plexico is the control person of Stonepine and Stonepine GP. The principal place of business of Stonepine Capital, LP is 919 NW Bond Street, Suite 204, Bend, OR 97703. We relied in part on the SEC Schedule 13G filed with the SEC on February 25, 2025 for this information.

(3)

Consists of (A)(i) 178,167 common shares and (ii) 1,417 common shares issuable upon conversion of Series B-1 Preferred Shares within sixty days of December 12, 2025 that are beneficially owned and deemed outstanding with respect to Nantahala Capital Partners Limited Partnership (“Nantahala”), (B)(i) 100,613 common shares that are beneficially owned and deemed outstanding with respect to NCP RFM LP (“NCP RFM”) and (C)(i) 346,220 common shares  and (ii) 229,167 common shares issuable upon conversion of Series B-1 Preferred Shares within sixty days of December 12, 2025 that are beneficially owned and deemed outstanding with respect to Blackwell Partners LLC – Series A (“Blackwell Partners”). Excludes common shares underlying Series B-1 Preferred Shares held by Nantahala and NCP RFM which are subject to a 9.99% beneficial ownership blocker. Nantahala Capital Management, LLC (“Nantahala Capital Management”) is a Registered Investment Adviser and has been delegated the legal power to vote and/or direct the disposition of the common shares beneficially owned in the aggregate by Nantahala, NCP RFM and Blackwell Partners, as a General Partner, Investment Manager, or Sub-Advisor and would be considered the beneficial owner of such securities. Wilmot Harkey and Daniel Mack are managing members of Nantahala Capital Management and may be deemed to have voting and dispositive power over the common shares beneficially owned in the aggregate by Nantahala, NCP RFM and Blackwell Partners. The principal place of business of Nantahala Capital Management is 130 Main St. 2nd Floor, New Canaan, CT 06840. We relied in part on the SEC Schedule 13G filed with the SEC on May 15, 2025 for this information.

(4)	Consists of (i) 687,500 common shares and (ii) 161,147 common shares issuable upon conversion of Series B-1 Preferred Shares within sixty days of March 31, 2025 that are beneficially owned and deemed outstanding with respect to Rubric Capital Management LP (“Rubric”). Excludes common shares underlying Series B-1 Preferred Shares held by Rubric which are subject to a 9.99% beneficial ownership blocker. The principal place of business of Rubric is 155 East 44th Street, Suite 1630, New York, NY 10017. We relied in part on information provided by Rubric for this information.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The following is a description of transactions since October 1, 2023 to which we have been a participant in which the amount involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent of the average of our total assets at year end for the last two completed fiscal years in which any of our directors, executive officers or holders of more than 5% of our voting securities, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements.

Right-of-Use Lease Agreement

In January 2017, Edesa Biotech Research entered into a right-of-use lease agreement with 1968160 Ontario Inc., a company related to Dr. Nijhawan, our Chief Executive Officer, for office space that serves as our principal executive office. The original lease expired on December 31, 2022 and we executed a two-year term extension through December 31, 2024. Monthly rents during the term ranged from C$8,320 to C$9,020 plus HST. Rents of approximately $76,000 and $78,000 were incurred during the years ended September 30, 2025 and 2024, respectively. No rent payable was outstanding at September 30, 2025, and rent payable was approximately $30,000 at September 30, 2024.

Credit Agreement

On October 20, 2023, the Company entered into the Credit Agreement with PN MPC, an entity controlled by Dr. Nijhawan, our Chief Executive Officer, providing for the Line of Credit in the principal amount of up to $10 million, with the Credit Limit of $3.5 million, which was available immediately upon the execution of the Credit Agreement.

The Line of Credit bore interest at the Canadian Imperial Bank of Commerce US Base-Interest Rate plus 3% per annum and had a maturity date of March 31, 2026, unless terminated earlier by either party with 90 days’ notice. The Company had the right at any time, and from time to time, to prepay all or any portion of each advance without premium or penalty.

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

Series A-1 Offering

Series A-1 Preferred Shares Offering

On October 30, 2024, we entered into a Securities Purchase Agreement (the “Series A-1 Purchase Agreement”) with Pardeep Nijhawan Medicine Professional Corporation (the “Series A-1 Purchaser”), an entity controlled by Pardeep Nijhawan, our Chief Executive Officer, Secretary and member of our Board, pursuant to which we agreed to issue and sell to the Series A-1 Purchaser in a private placement, up to $5,000,000 of the Series A-1 Preferred Shares, each of which is initially convertible into approximately 2,903 common shares (the “Series A-1 Conversion Shares”) at a conversion price of $3.445 per Series A-1 Conversion Share, and warrants (the “Warrants”) to purchase 326,560 common shares (the “Warrant Shares”) at an exercise price of $3.445 per Warrant Share. The Series A-1 Preferred Shares and the Warrants are being sold together in a fixed combination of one Series A-1 Preferred Share and a Warrant to purchase a number of common shares equal to 75% of the underlying Series A-1 Conversion Shares at a combined purchase price of $10,272.13 per Series A-1 Preferred Share and related Warrant. Under the Series A-1 Purchase Agreement, the Series A-1 Purchaser has purchased 150 Series A-1 Preferred Shares initially convertible into an aggregate of 435,414 Series A-1 Conversion Shares and Warrants to purchase up to an aggregate of 326,560 Warrant Shares for an aggregate purchase price of $1,540,819. The offering of the Series A-1 Preferred Shares and Warrants was structured as an at-market offering under the rules of The Nasdaq Stock Market. The Series A-1 Purchaser will not have the right to convert any portion of its Series A-1 Preferred Shares, or exercise any portion of the Warrants, if, together with its affiliates, it would beneficially own in excess of 19.99% of the number of common shares outstanding immediately after giving effect to such conversion or exercise. We have the right to require the Series A-1 Purchaser to purchase additional Series A-1 Preferred Shares and Warrants (up to an aggregate investment of $5.0 million); provided however, no more than an aggregate of $2.0 million of Series A-1 Preferred Shares and Warrants may be issued and sold pursuant to the Series A-1 Purchase Agreement without shareholder approval in accordance with applicable Canadian securities laws.

Series B-1 Preferred Shares Offering

On February 12, 2025, we entered into a Securities Purchase Agreement (the “Series B-1 Purchase Agreement”) with a lead investor and several additional investors signatory thereto (the “Series B-1 Investors”), including, among others, (i) Pardeep Nijahawan, our Chief Executive Officer, Secretary and member of our Board and Patrick Marshall and Carlo Sistilli, members of our Board and (ii) entities affiliated with Velan IM GP, Stonepine, entities affiliated with Nantahala Capital Management and Rubric, each of which are beneficial owners of more than 5% of our common shares. Pursuant to the Series B-1 Purchase Agreement, we sold to the Series B-1 Investors in a private placement, an aggregate of (i) 834 Series B-1 Preferred Shares, each of which is initially convertible into approximately 5,208 common shares (the “Series B-1 Conversion Shares”) at a conversion price of $1.92 per Series B-1 Conversion Share, and (ii) 3,468,746 common shares (the “Shares”) (the “Private Placement”). The purchase price per Series B-1 Preferred Share was $10,000 and the purchase price per common share was $1.92.  Pardeep Nijhawan purchased 100 Series B-1 Preferred Shares for an aggregate purchase price of $1.0 million. Patrick Marshall purchased 41,666 common shares for an aggregate purchase price of approximately $80,000. Carlo Sistilli purchased 10,416 common shares for an aggregate purchase price of approximately $20,000. The entities affiliated with Velan IM GP purchased, in the aggregate, 687,500 common shares and 568 Series B-1 Preferred Shares, for an aggregate purchase price of approximately $7.0 million. Stonepine purchased 687,500 common shares and 18 Series B-1 Preferred Shares, for an aggregate purchase price of approximately $1.5 million. The entities affiliated with Nantahala Capital Management purchased, in the aggregate, 625,000 common shares and 80 Series B-1 Preferred Shares, for an aggregate purchase price of approximately $2.0 million. Rubric purchased 687,500 common shares and 68 Series B-1 Preferred Shares, for an aggregate purchase price of approximately $2.0 million. A holder of Series B-1 Preferred Shares will not have the right to convert any portion of its Series B-1 Preferred Shares, if, together with its affiliates, it would beneficially own in excess of 4.99% (or, at the option of the holder, 9.99%) of the number of common shares outstanding immediately after giving effect to such conversion, provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%. The Private Placement closed on February 12, 2025 (the “Closing Date”).

In connection with the Purchase Agreement, on February 12, 2025, we also entered  into the Investor Rights Agreement with the Series B-1 Investors, whereby we agreed to provide the Series B-1 Investors with certain registration and other rights. Pursuant to the terms of the Investor Rights Agreement, we agreed to (i) use reasonable best efforts to file a registration statement for the resale of the Shares and Series B-1 Conversion Shares (together, the “Registrable Securities”) within 30 days after the Closing Date and cause such registration statement to become effective no later than 75 days after the Closing Date (or 120 days in the event of a full review by the SEC) and (ii) use reasonable best efforts to keep any such registration statement continuously effective until the date that all of the Registrable Securities (X) have been sold under such registration statement, (Y) have been sold pursuant to Rule 144, or (Z) may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144.

The Investor Rights Agreement provides that the Board, following the Annual Meeting held in 2025, shall consist of 7 members, one of which shall be a director nominated by the Velan (the “Lead Investor Nominee”), who shall serve on the Board effective as of the Closing Date, until the earlier of such time as (i) Velan no longer holds at least 51% of the common shares (calculated on an as-converted-to-common shares basis), subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common shares, issued to Velan in the Private Placement and (ii) Velan beneficially owns less than 5% of the outstanding common shares as a result of a disposition of shares by Velan (such period, the “Lead Investor Rights Period”). We also agreed to use our reasonable best efforts to solicit shareholder approval of the Lead Investor Nominee at each general or special meeting of shareholders of the Company at which an election of directors is held during the Lead Investor Rights Period.

Additionally, the Investor Rights Agreement includes certain protective provisions that restrict our ability to, among other things, (i) amend, modify, alter or repeal any provision of our governing documents in a manner adverse to the holders of Series B-1 Preferred Shares, (ii) alter or change the special rights and restrictions of the Series B-1 Preferred Shares and (iii) increase or decrease the authorized number of Series B-1 Preferred Shares, in each case, without the written consent of Velan Series B-1 Investors.

Pursuant to the Investor Rights Agreement, during the Lead Investor Rights Period, Velan is entitled to designate one (1) non-voting observer to the Board to attend all meetings of the Board and committees and subcommittees thereof, subject to the terms of the Investor Rights Agreement.

Director Independence

In evaluating the independence of our Board members and the composition of the committees of our Board, the Board utilizes the definition of “independence” as that term is defined by the Exchange Act and the Nasdaq Listing Rules. Using this standard, the Board has determined that Joan Chypyha, Sean MacDonald, Patrick Marshall, David Liu, Charles Olson and Carlo Sistilli are “independent directors.” Accordingly, our Board is composed of a majority of independent directors as required by the rules of Nasdaq. Mr. Oakes, who was not nominated for re-election at our Annual Meeting that took place on May 28, 2025, was also determined to be an “independent director” when he served on the Board. Pardeep Nijhawan is not an independent director due to his position as our Chief Executive Officer. We have established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which are composed of independent directors.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the aggregate fees billed for audit and other services provided for the years ended September 30, 2025 and 2024 rendered by MNP LLP.

Principal Accountant Fees and Services

Type of Service	Year Ended 2025	Year Ended 2024
Audit Fees	$115,140	$138,434
Audit - related fees	72,632	102,882
Tax Fees	14,311	2,360

Total	$202,083	$243,676

Audit Fees

Audit fees consisted of fees incurred for professional services rendered for audits and interim reviews of the years ended September 30, 2025 and 2024. Audit-related fees include assurance and related services that were incurred for procedures related to registrations and offerings.

Tax Fees

Tax fees consisted of fees incurred for professional services rendered for tax compliance related to tax returns during the years ended September 30, 2025 and 2024.

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

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre- approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to an amount or range of estimated fees. All proposed engagements of the auditor for audit and permitted non-audit services are submitted to the Audit Committee for approval prior to the beginning of any such services. Our auditors are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee pre- approved 100% of the audit and non-audit services performed by our independent registered public accounting firm for the years ended September 30, 2025 and 2024.

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

3.5	Certificate of Change of Name of the Company, dated June 7, 2019 (included as Exhibit 3.6 to the Company's Annual Report on Form 10-K filed on December 12, 2019, and incorporated herein by reference).

3.6	Amended Articles of Edesa Biotech, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 13, 2025, and incorporated herein by reference).

3.7	Notice of Articles of Edesa Biotech, Inc. (included as Exhibit 3.7 to the Company’s Registration Statement on Form S-3 filed on March 4, 2025, and incorporated herein by reference).

4.1	Specimen of common share certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on August 30, 2019, and incorporated herein by reference).

4.2	Form of Underwriter Warrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on February 26, 2021, and incorporated herein by reference).

4.3	Form of Private Placement Warrant (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2022, and incorporated herein by reference).

4.4	Form of Placement Agent Warrant (included as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 23, 2022, and incorporated herein by reference).

4.5	Form of Class A Warrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 3, 2022, and incorporated herein by reference).

4.6	Description of Securities (filed herewith).

4.7	Form of Warrant (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 31, 2024, and incorporated herein by reference).

10.1	Advance Notice Policy, adopted October 31, 2013 (included as Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on November 14, 2014, and incorporated herein by reference).

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

10.15+

Strategic Innovation Fund Agreement among Edesa Biotech Research, Inc., Edesa Biotech, Inc., and her Majesty the Queen in right of Canada as represented by the Minister of Industry, dated February 2, 2021 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2021, and incorporated herein by reference).

10.16+

Exclusive License Agreement, dated as of March 16, 2021, by and between Edesa Biotech Research, Inc. and Dr. Saul Yedgar (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2021, and incorporated herein by reference).

10.17@

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

10.19

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

10.21@

Amendment to Employment Agreement, entered into on April 12, 2022, by and between Michael Brooks and Edesa Biotech USA, Inc. (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2022, and incorporated herein by reference).

10.22	Form of Non-U.S. Subscription Agreement (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2022, and incorporated herein by reference).

10.23	Form of U.S. Subscription Agreement (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2022, and incorporated herein by reference).

10.24

Lease Extending and Amending Agreement dated as of December 31, 2022 by and between Edesa Biotech Research, Inc. and 1968160 Ontario, Inc. (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 10, 2023 and incorporated herein by reference).

10.25

Equity Distribution Agreement, dated as of March 27, 2023, by and between Edesa Biotech, Inc. and Canaccord Genuity LLC (included as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 27, 2023, and incorporated herein by reference).

10.26@

Amendment No. 2 to Edesa Biotech, Inc. 2019 Equity Incentive Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2023, and incorporated herein by reference).

10.27@

Employment Agreement by and between the Company and Stephen Lemieux, dated June 26, 2023 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2023, and incorporated herein by reference).

10.28@

Amended and Restated Employment Agreement, by and between the Company and Pardeep Nijhawan, dated August 4, 2023 (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023, and incorporated herein by reference).

10.29@

Amended and Restated Employment Agreement, by and between the Company and Michael Brooks, dated August 4, 2023 (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023, and incorporated herein by reference).

10.30+

Strategic Innovation Fund Agreement, dated October 12, 2023, by and among Edesa Biotech Research, Inc., Edesa Biotech, Inc., and his Majesty the King in right of Canada as represented by the Minister of Industry (included as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on December 15, 2023, and incorporated herein by reference).

10.31

Credit Agreement, effective as of October 20, 2023, by and between the Company and Pardeep Nijhawan Medicine Professional Corporation (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2023, and incorporated herein by reference).

10.32+

First Amendment to Exclusive License Agreement, dated as of September 21, 2023, by and between Edesa Biotech Research, Inc. and Dr. Saul Yedgar (included as Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on December 15, 2023, and incorporated herein by reference).

10.33@

First Amendment to Amended and Restated Employment Agreement, by and between the Company and Pardeep Nijhawan, dated December 7, 2023 (included as Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on December 15, 2023, and incorporated herein by reference).

10.34@

Amendment No. 3 to Edesa Biotech, Inc. 2019 Equity Incentive Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2024, and incorporated herein by reference).

10.35

At The Market Offering Agreement, dated October 4, 2024, by and between Edesa Biotech, Inc. and H.C. Wainwright & Co., LLC (included as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 4, 2024, and incorporated herein by reference).

10.36

Securities Purchase Agreement, dated October 30, 2024, by and between Edesa Biotech, Inc. and Pardeep Nijhawan Medicine Professional Corporation (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2024, and incorporated herein by reference).

10.37

Form of Securities Purchase Agreement, dated February 12, 2025, between Edesa Biotech, Inc. and the investors signatory thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 13, 2025, and incorporated herein by reference).

10.38

Form of Investor Rights Agreement, dated February 12, 2025, between Edesa Biotech, Inc. and the investors signatory thereto (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 13, 2025, and incorporated herein by reference).

10.39@

Employment Agreement, dated April 3, 2025, by and between the Company and Peter Weiler (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 4, 2025, and incorporated herein by reference).

10.40

Consulting Agreement, dated May 12, 2025, between Edesa Biotech Research, Inc. and Stephen Lemieux (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2025, and incorporated herein by reference).

10.41

Amendment No. 4 to Edesa Biotech, Inc. 2019 Equity Incentive Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 28, 2025, and incorporated herein by reference).

10.42+

Amendment Agreement No. 1 to Strategic Innovation Fund Agreement, dated September 30, 2025, by and among Edesa Biotech Research, Inc., Edesa Biotech, Inc., and his Majesty the King in right of Canada as represented by the Minister of Industry (filed herewith).

19.1	Insider Trading Policy (included as Exhibit 19.1 to the Company's Annual Report on Form 10-K filed on December 13, 2024, and incorporated herein by reference).

21	Subsidiaries of Edesa Biotech, Inc. (included as Exhibit 21 to the Company’s Annual Report on Form 10-K filed on December 7, 2020, and incorporated herein by reference).

23.1	Consent of MNP LLP (filed herewith).

24.1	Power of Attorney (included on signature page).

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

EDESA BIOTECH, INC.

Date: December 12, 2025	/s/ Pardeep Nijhawan
Pardeep Nijhawan, MD
Director, Chief Executive Officer and Corporate Secretary (Principal Executive Officer)

Date: December 12, 2025	/s/ Peter Weiler
Peter Weiler
Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pardeep Nijhawan and Peter Weiler, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Pardeep Nijhawan	Director, Chief Executive Officer, and	December 12, 2025
Pardeep Nijhawan	Corporate Secretary (Principal Executive Officer)

/s/ Peter Weiler	Chief Financial Officer	December 12, 2025
Peter Weiler	(Principal Financial and Accounting Officer)

/s/ Joan Chypyha	Director	December 12, 2025
Joan Chypyha

/s/ David Liu	Director	December 12, 2025
David Liu

/s/ Sean MacDonald	Director	December 12, 2025
Sean MacDonald

/s/ Patrick Marshall	Director	December 12, 2025
Patrick Marshall

/s/ Charles Olson	Director	December 12, 2025
Charles Olson

/s/ Carlo Sistilli	Chairman of the Board of Directors	December 12, 2025
Carlo Sistilli

EDESA BIOTECH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Edesa Biotech, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Edesa Biotech, Inc. (the “Company") as of September 30, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2025 and 2024, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has incurred a net comprehensive loss and negative cash flows from operations and has accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the "Critical Audit Matters" section of our report.

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

Going Concern

Critical Audit Matter Description

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has incurred a net comprehensive loss, negative cash flows from operations and has accumulated deficit as at September 30, 2025 that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is ultimately dependent on obtaining additional funding through financing, grants and other strategic alternatives. Management intends to continue to fund its business by way of equity financing. However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern. This matter is also described in the “Material Uncertainty Related to Going Concern” section of our report.

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

Audit Response

We responded to this matter by performing procedures over management’s assessment of the Company’s ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

●	We evaluated the cash flow forecasts prepared by management and evaluated the integrity and arithmetical accuracy of the model.

●	We evaluated the key assumptions used in management’s model to estimate future cash flows by comparing assumptions used by management against historical performance and budgets.

●	We assessed the adequacy of the going concern disclosures included in Note 1 of the consolidated financial statements.

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2019.

Toronto, Canada

December 12, 2025

1 Adelaide Street East, Suite 1900, Toronto, Ontario, M5C 2V9 1.877.251.2922 T: 416.596.1711 F: 416.596.7894 MNP.ca

EDESA BIOTECH, INC.

Consolidated Balance Sheets

	September 30, 2025	September 30, 2024

Assets:

Current assets:
Cash and cash equivalents	$10,792,172	$1,037,320
Accounts and other receivable	642,866	270,908
Prepaid expenses and other current assets	77,838	367,394

Total current assets	11,512,876	1,675,622

Non-current assets:
Long-term deposits	39,966	41,151
Intangible asset, net	1,977,676	2,078,848
Right-of-use assets	-	18,361

Total assets	$13,530,518	$3,813,982

Liabilities and shareholders' equity:

Current liabilities:
Accounts payable and accrued liabilities	$1,078,536	$1,812,960
Short-term right-of-use lease liabilities	-	19,867

Total current liabilities	1,078,536	1,832,827

Shareholders' equity:
Capital shares
Authorized unlimited common shares without par value
Issued and outstanding:
7,141,783 common shares (September 30, 2024 - 3,247,389)	54,515,421	47,236,024
Authorized preferred shares issued and outstanding
150 Series A-1 preferred shares (September 30, 2024 - 0)	1,092,133	-
834 Series B-1 preferred shares (September 30, 2024 - 0)	8,168,063	-
Additional paid-in capital	14,753,110	13,576,757
Accumulated other comprehensive loss	(165,771)	(242,613)
Accumulated deficit	(65,910,974)	(58,589,013)

Total shareholders' equity	12,451,982	1,981,155

Total liabilities and shareholders' equity	$13,530,518	$3,813,982

The accompanying notes are an integral part of these consolidated financial statements.

EDESA BIOTECH, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Fiscal Year End
	September 30, 2025	September 30, 2024

Expenses:
Research and development	$3,668,738	$2,881,967
General and administrative	4,242,828	4,132,777

Loss from operations	(7,911,566)	(7,014,744)

Other income :
Reimbursement grant income	783,894	698,277
Interest income	2,558	153,498
Misc other income	-	14,766
Foreign exchange (loss)	(59,609)	(21,042)

	726,843	845,499

Loss before income taxes	(7,184,723)	(6,169,245)

Income tax expense	800	800

Net loss	(7,185,523)	(6,170,045)

Exchange differences on translation	76,842	(27,965)

Net comprehensive loss	$(7,108,681)	$(6,198,010)

Weighted average number of common shares	5,676,708	3,197,423

Loss per common share - basic and diluted	$(1.27)	$(1.93)

The accompanying notes are an integral part of these consolidated financial statements.

EDESA BIOTECH, INC.

Consolidated Statements of Cash Flows

	Fiscal Year End
	September 30, 2025	September 30, 2024

Cash flows from operating activities:
Net loss	$(7,185,523)	$(6,170,045)
Adjustments for:
Depreciation and amortization	119,273	186,049
Share-based compensation	729,642	537,492
Gain on loan forgiveness	-	(14,766)
Changes in working capital items:
Accounts and other receivable	(377,987)	356,339
Prepaid expenses and other current assets	107,832	197,136
Accounts payable and accrued liabilities	(715,499)	17,590

Net cash used in operating activities	(7,322,262)	(4,890,205)

Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	7,717,634	729,387
Proceeds from issuance of Series A-1 preferred shares and warrants	1,540,820	-
Proceeds from issuance of Series B-1 preferred shares	8,340,000	-
Payments for issuance costs of common shares and warrants	(328,953)	(107,824)
Payment for issuance costs of preferred shares	(215,157)	-
Payment for issuance costs of warrants	(23,446)	-
Repayment of debt	-	(29,532)

Net cash provided by financing activities	17,030,898	592,031

Effect of exchange rate changes on cash and cash equivalents	46,216	(25,903)

Net change in cash and cash equivalents	9,754,852	(4,324,077)
Cash and cash equivalents, beginning of year	1,037,320	5,361,397

Cash and cash equivalents, end of year	$10,792,172	$1,037,320

The accompanying notes are an integral part of these consolidated financial statements.

EDESA BIOTECH, INC.

Consolidated Statements of Changes in Shareholders’ Equity

	Shares #	Common Shares	Series A-1 Preferred Shares	Series B-1 Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity

Balance - September 30, 2023	3,075,473	$46,643,151	$-	$-	$13,039,265	$(214,648)	$(52,418,968)	$7,048,800

Issuance of common shares upon exercise of warrants	171,916	729,387	-	-	-	-	-	729,387
Issuance costs	-	(136,514)	-	-	-	-	-	(136,514)
Share-based compensation	-	-	-	-	537,492	-	-	537,492
Net loss and comprehensive loss	-	-	-	-	-	(27,965)	(6,170,045)	(6,198,010)

Balance - September 30, 2024	3,247,389	$47,236,024	$-	$-	$13,576,757	$(242,613)	$(58,589,013)	$1,981,155

Issuance of common shares	3,862,803	7,717,634	-	-	-	-	-	7,717,634
Issuance of Series A-1 preferred shares and warrants	-	-	998,915	-	541,905	-	-	1,540,820
Issuance of Series B-1 preferred shares	-	-	-	8,340,000	-	-	-	8,340,000
Issuance of common shares upon exercise of restricted share units	31,591	71,748	-	-	(71,748)	-	-	-
Issuance costs	-	(509,985)	(43,220)	(171,937)	(23,446)	-	-	(748,588)
Preferred return on Series A-1 preferred shares	-	-	136,438	-	-	-	(136,438)	-
Share-based compensation	-	-	-	-	729,642			729,642
Net loss and comprehensive loss						76,842	(7,185,523)	(7,108,681)

Balance - September 30, 2025	7,141,783	$54,515,421	$1,092,133	$8,168,063	$14,753,110	$(165,771)	$(65,910,974)	$12,451,982

The accompanying notes are an integral part of these consolidated financial statements.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2025 and 2024

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

For the year ended September 30, 2025, the Company incurred a comprehensive loss of $7.1 million resulting in an accumulated deficit of $65.9 million. For the year ended September 30, 2025, the Company had a net cash outflow from operating activities of $7.3 million and ended the year with $10.8 million in cash and cash equivalents and a net working capital surplus of $10.4 million. During the year ended September 30, 2025, the Company received net proceeds of $17.0 million from equity financings, including the issuance of common shares and preferred shares in multiple transactions. Subsequent to year end, the Company received additional net proceeds of approximately $3.4 million from the issuance of equity securities sold pursuant to the Company’s ATM with H.C. Wainwright & Co., LLC. The Company’s ability to continue as a going concern is dependent on obtaining additional funding through financings, other strategic activities as well as via grants, to fund the development of its drug candidates. There can be no assurance that the Company will be successful in raising the necessary financing. These conditions indicate the existence of a material uncertainty that may cast substantial doubt about the Company’s ability to continue as a going concern.

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

In August 2022 the Company filed a $150.0 million shelf registration statement that expired in August 2025, under which the Company entered into an equity distribution agreement with Canaccord for $20.0 million in gross proceeds, subject to certain offering limitations that allowed the Company to offer and sell common shares having an aggregate gross sales price of up to $8.4 million (“Canaccord ATM”). For the fiscal year ended September 30, 2024, the Company sold a total of 171,916 common shares pursuant to the agreement for net proceeds of $0.6 million after deducting commissions and costs of $0.1 million. The Canaccord ATM was terminated in October 2024.

In October 2024, the Company entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC as a sales agent (“HCW ATM”) pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $4.0 million in gross proceeds.  For the fiscal year ended September 30, 2025, the Company sold a total of 394,057 common shares pursuant to the agreement for net proceeds of approximately $1.0 million after deducting sales agent commissions.

A new shelf registration statement on Form S-3, allowing for the offer and sale of up to $4.0 million of securities, was filed and declared effective by the SEC on September 9, 2025. Subsequent to September 30, 2025, the Company sold an additional 1,177,568 common shares under the HCW ATM for net proceeds of approximately $3.4 million after deducting sales agent commissions.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2025 and 2024

The Company’s primary use of cash and cash equivalents is to fund operating expenses, which consist of research and development (“R&D”) and general and administrative (“G&A”) expenditures. Cash used to fund operating expenses is impacted by the timing of when the Company pays these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $7.3 million and $4.9 million for the years ended September 30, 2025 and 2024, respectively. The Company incurred net losses of $7.2 million and $6.2 million for the years ended September 30, 2025 and 2024. As of September 30, 2025, the Company had a working capital surplus of $10.4 million. The Company has historically funded its operations through equity financings and government grants.

2. Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, Edesa Biotech Research, Inc. and Edesa Biotech USA, Inc. All intercompany balances and transactions have been eliminated upon consolidation.

3. Significant accounting policies

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period or year. Actual results could differ from those estimates. Significant areas of judgment and estimation include, but are not limited to, the valuation of accounts and other receivables; the valuation and useful lives of intangible assets; the measurement of right-of-use assets and lease liabilities; deferred income taxes; the determination of the fair value of share-based compensation; the determination of the fair value of warrants and the allocation of proceeds from equity issuances; and forecasting future cash flows in assessing our going concern assumption.

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

Accounts and other receivables

The Company assesses the collectability of its accounts receivables through a review of its current aging and payment terms, as well as an analysis of its historical collection rate, general economic conditions and credit status of the government agencies. Accounts and other receivables include reimbursement grant income for the Company’s federal grant with the Canadian government’s SIF and Harmonized Sales Tax (“HST”) refunds receivables. As of September 30, 2025, all outstanding accounts, grants and HST refunds receivables were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.

Intangible assets

Intangible assets represent the exclusive world-wide rights to know-how, patents and data relating to certain monoclonal antibodies (the “Constructs”), including sublicensing rights, acquired by entering into a license agreement with a pharmaceutical development company. Unless earlier terminated, the term of the license agreement will remain in effect for 25 years from the date of first commercial sale of licensed products containing the Constructs. Subsequently, the license agreement will automatically renew for five-year periods unless either party terminates the agreement in accordance with its terms. Intangible assets are stated at their historical cost, amortized on a straight-line basis over their expected useful lives, which is 25 years, and subject to impairment review at the end of each year.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2025 and 2024

Impairment of long-lived assets

Long-lived assets are tested for impairment when indicators of impairment exist. When a significant change in the expected timing or amount of the future cash flows of the financial asset is identified, the carrying amount of the financial asset is reduced and the amount of the write-down is recognized as a loss.

Right-of-Use assets and liabilities

The Company recognizes right-of-use (“ROU”) assets and liabilities on the balance sheet for operating leases with terms longer than 12 months. The Company follows the ongoing practical expedient not to recognize ROU assets and liabilities for short- term leases. The ROU assets are initially measured at cost and amortized using the straight-line method through the end of the lease term. The ROU liabilities are initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using the Company's incremental borrowing rate.

Fair value measurement

The Company uses the fair value measurement framework for valuing financial assets and liabilities. See Note 10.

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

The fair value of share options is determined using the Black-Scholes option pricing model. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends and has no current intention of paying cash dividends. The Company elected an accounting policy to record forfeitures as they occur. See Note 7 for a discussion of the assumptions used by the Company in determining the grant date fair value of options granted under the Black-Scholes option pricing model, as well as a summary of the share option activity under the Company’s share-based compensation plan for all years presented.

The provisions of the Company’s share-based compensation plans do not require the Company to settle any options or restricted share units by transferring cash or other assets, and therefore the Company classifies the awards as equity.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2025 and 2024

Translation of foreign currency transactions

The Company’s reporting currency is the U.S. dollar. The financial statements of the wholly owned Canadian subsidiary is measured using the Canadian dollar as the functional currency. Assets and liabilities of the Canadian operation have been translated at year-end exchange rates and related expenses have been translated at average exchange rates for the year. Accumulated gains and losses resulting from the translation of the financial statements of the Canadian operation are included as part of accumulated other comprehensive loss, a separate component of shareholders’ equity.

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

The computation of diluted earnings (loss) per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on earnings (loss) per share. The dilutive effect of convertible securities would be reflected in diluted earnings per share by application of the “if converted” method. The dilutive effect of outstanding share options and warrants and their equivalents would be reflected in diluted earnings per share by application of the treasury stock method. However, conversion of outstanding share options and warrants would have an antidilutive effect on loss per share for the years ended September 30, 2025 and 2024 and are therefore excluded from the computation of diluted loss per share. See Note 7 for additional information on outstanding equity instruments at September 30, 2025 and 2024.

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

Future accounting pronouncements

In November 2023, the FASB issued Accounting Standards Update ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company does not expect that this standard will have a material impact on its consolidated financial statements.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2025 and 2024

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

4. Intangible assets

Acquired license

In April 2020, the Company entered into a license agreement with a pharmaceutical development company to obtain exclusive world-wide rights to know-how, patents and data relating to certain monoclonal antibodies (the “Constructs”), including sublicensing rights. Unless earlier terminated, the term of the license agreement will remain in effect for 25 years from the date of first commercial sale of licensed products containing the Constructs. Subsequently, the license agreement will automatically renew for five-year periods unless either party terminates the agreement in accordance with its terms.

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

The required upfront license payment of $2.5 million was paid by issuance of Series A-1 Convertible Preferred Shares, which have been fully converted to common shares. The value of the license includes acquisition legal costs. See Note 6 for license commitments.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2025 and 2024

Intangible assets, net consisted of the following:

	September 30, 2025	September 30, 2024

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(551,807)	(450,635)

Total intangible assets, net	$1,977,676	$2,078,848

Amortization expense amounted to $101,172 for each of the years ended September 30, 2025, and 2024, respectively.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2026	101,172
September 30, 2027	101,172
September 30, 2028	101,172
September 30, 2029	101,172
September 30, 2030	101,172
Thereafter	1,471,816

$1,977,676

5. Right-of-Use Asset and Liabilities

Related party ROU asset and liability

The Company leases a facility used for executive offices from a related company. The original lease expired in December 2022 and the Company executed a two-year term extension through December 31, 2024.

The components of lease cost were as follows:

	Fiscal Year End
	September 30, 2025	September 30, 2024
Right-of-use lease cost, included in general and administrative on the Statements of Operations	$17,893	$78,073

Lease terms and discount rates were as follows:

	September 30, 2025	September 30, 2024
Remaining lease term (months):	0	3
Estimated incremental borrowing rate:	9.2%	9.2%

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2025 and 2024

Cash flow information was as follows:

	Fiscal Year End
	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of right-of-use lease liabilities, included in accounts payable and accrued liabilities on the Statements of Cash Flow.	$17,893	$77,954

6. Commitments

Research and other commitments

The Company has commitments for contract manufacturing and other service providers for chemistry, manufacturing and controls and related development activities associated with its product candidates.  Aggregate future contractual payments at September 30, 2025 are as follows:

Year Ending

September 30, 2026	$770,000
September 30, 2027	88,000
September 30, 2028	-
September 30, 2029	-
September 30, 2030	-

$858,000

License and royalty commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to certain know-how, patents and data relating to certain monoclonal antibodies (the “Constructs”), including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 4 for intangible assets. Under the license agreement, the Company is committed to payments of up to an aggregate amount of $356 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. The Company also has a commitment to pay royalties based on any net sales of products containing the Constructs in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No milestone, royalty or sublicensing payments were made to the third party during the years ended September 30, 2025 and 2024. In connection with this license agreement and pursuant to a purchase agreement entered into in April 2020, the Company acquired drug substance of one of the Constructs for an aggregate purchase price of $5.0 million. No expense was recorded during the years ended September 30, 2025 and September 30, 2024.

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.4 million. Upon divestiture of substantially all of the assets of the Company, the Company shall pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. No license or royalty payments were made to the third party during the years ended September 30, 2025 and 2024, respectively.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2025 and 2024

In March 2021, through its Ontario subsidiary, the Company entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement. For the years ended September 30, 2025 and 2024, the Company recorded expenses of $100,000 in each year as a result of meeting milestones outlined in the 2021 license agreement. The Company is committed to remaining payments of up to an aggregate amount of $68.9 million, primarily relating to future potential commercial approval and sales milestones. In addition, if the Company fails to file an investigational new drug application or foreign equivalent (“IND”) for the product within a certain period of time following the date of the agreement, the Company is required to remit to the inventor a fixed license fee quarterly as long as the requirement to file an IND remains unfulfilled.

Retirement savings plan 401(k) contributions

Executive officers and employees of the California subsidiary are eligible to receive the Company’s non-elective safe harbor employer contribution of 3% of eligible compensation under a 401(k) plan to provide retirement benefits. Employees are 100% vested in employer contributions and in any voluntary employee contributions. Contributions to the 401(k) plan were $13,750 and $17,870 during the years ended September 30, 2025 and 2024, respectively.

7. Capital shares

Series B-1 Preferred Shares Offering

On February 12, 2025, the Company entered into a Securities Purchase Agreement (“Series B-1 Purchase Agreement”) with certain investors, including members of the Company’s board of directors and executive officers (the “Series B-1 Investors”), pursuant to which the Company issued and sold to the Series B-1 Investors in a private placement (the “Private Placement”), an aggregate of (i) 834 shares (the “Series B-1 Preferred Shares”) of the Company’s newly designated Series B-1 Convertible Preferred Shares, stated value $10,000 per share, each of which is initially convertible into approximately 5,208 common shares (the “Series B-1 Conversion Shares”), without par value, of the Company (the “Common Shares”) at a conversion price of $1.92 per Series B-1 Conversion Share, and (ii) 3,468,746 Common Shares. The purchase price per Series B-1 Preferred Share was $10,000 and the purchase price per Common Share was $1.92. The gross proceeds to the Company were approximately $15.0 million, prior to deducting offering expenses payable by the Company which were allocated between the Series B-1 Preferred Shares and Common Shares based on the market price of the Company’s Common Shares on the issuance date. A Series B-1 Investor will not have the right to convert any portion of its Series B-1 Preferred Shares if, together with its affiliates, it would beneficially own in excess of 4.99%, 9.99% or 19.99% of the number of Common Shares outstanding immediately after giving effect to such conversion.

The Series B-1 Purchase Agreement contains customary representations and warranties and agreements of the Company and the Series B-1 Investors and customary indemnification rights and obligations of the parties.

The Series B-1 Preferred Shares are presented as permanent shareholders’ equity.

The Series B-1 Preferred Shares did not exist in the comparative period; therefore, no prior-period disclosure is presented.

	Series B-1 Convertible Preferred Shares (#)	Series B-1 Convertible Preferred Shares

Balance - September 30, 2024	-	-

Issuance of Series B-1 Preferred Shares	834	$8,340,000
Series B-1 Preferred Shares issuance costs	-	(171,937)

Balance - September 30, 2025	834	$8,168,063

Series A-1 Preferred Shares Offering

On October 30, 2024, the Company entered into a Securities Purchase Agreement (“Series A-1 Purchase Agreement”) with an entity controlled by the Company’s Chief Executive Officer, Secretary and member of the board of directors of the Company (“Series A-1 Purchaser”), pursuant to which the Company agreed to issue and sell to the Series A-1 Purchaser in a private placement, up to $5,000,000 of shares of the Company’s newly designated Series A-1 Convertible Preferred Shares, stated value $10,000 per share (the “Series A-1 Preferred Shares”), each of which is initially convertible into approximately 2,903 Common Shares (the “Series A-1 Conversion Shares”), at a conversion price of $3.445 per Series A-1 Conversion Share, and warrants (“Warrants”) to purchase Common Shares (the “Series A-1 Warrant Shares”) at an exercise price of $3.445 per Series A-1 Warrant Share. The Series A-1 Preferred Shares and the Warrants are being sold together in a fixed combination of one Series A-1 Preferred Share and a Warrant to purchase a number of Common Shares equal to 75% of the underlying Series A-1 Conversion Shares at a combined purchase price of $10,272.13 per Series A-1 Preferred Share and related Warrants. Under the Series A-1 Purchase Agreement, the Series A-1 Purchaser has purchased 150 Series A-1 Preferred Shares initially convertible into an aggregate of 435,414 Series A-1 Conversion Shares and Warrants to purchase up to an aggregate of 326,560 Warrant Shares for an aggregate purchase price of $1,540,819. The offering of the Series A-1 Preferred Shares and Warrants was structured as an at-market offering under the rules of The Nasdaq Stock Market. The Series A-1 Purchaser will not have the right to convert any portion of its Series A-1 Preferred Shares if, together with its affiliates, it would beneficially own in excess of 19.99% of the number of Common Shares outstanding immediately after giving effect to such conversion.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2025 and 2024

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

The Series A-1 Convertible Preferred Shares did not exist in the comparative period; therefore, no prior-period disclosure is presented.

	Series A-1 Convertible Preferred Shares (#)	Series A-1 Convertible Preferred Shares

Balance - September 30, 2024	-	-

Issuance of Series A-1 Preferred Shares	150	$998,915
Series A-1 Preferred Shares issuance costs	-	(43,220)
Preferred return on Series A-1 Preferred Shares	-	136,438

Balance - September 30, 2025	150	$1,092,133

Equity distribution agreement

At The Market offering agreement

On October 4, 2024, the Company entered into an At The Market offering agreement with H.C. Wainwright & Co., LLC as a sales agent (“HCW ATM”) pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program for up to $3.87 million in gross proceeds. The Company has no obligation to sell any of the common shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms. Subsequent to the year ended September 30, 2025, the Company sold a total of 1,177,568 common shares pursuant to the agreement for net proceeds of approximately $3.4 million after deducting sales agent commissions.

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

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2025 and 2024

Warrants

A summary of the Company’s warrants activity is as follows:

	Number of Warrant Shares	Weighted Average Exercise Price

Balance - September 30, 2023	720,909	$19.51

Expired	(111,192)	7.26

Balance - September 30, 2024	609,717	$21.74

Issued	326,560	3.45
Expired	(1,687)	22.40

Balance - September 30, 2025	934,590	$15.35

The weighted average contractual life remaining on the outstanding warrants at September 30, 2025 is 28 months.

The following table summarizes information about the warrants outstanding at September 30, 2025:

Number of Warrants	Exercise Prices	Expiry Dates
173,614	$10.50	December 2025
15,627	$56.00	February 2026
27,399	$31.94	March 2027
391,390	$24.64	September 2027
326,560	$3.45	October 2029
934,590

The fair value of warrants issued during the year ended September 30, 2025 were estimated using the Black-Scholes option valuation model using the following assumptions:

Year Ended September 30, 2025
Class A Pref Share

Risk free interest rate	4.14%
Expected life (years)	5
Expected share price volatility	91.24%
Expected dividend yield	0.00%

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2025 and 2024

Share options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the “2019 Plan”) administered by the independent members of the Board of Directors, which amended and restated prior plans. Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. The total number of shares available for issuance under the terms of the 2019 Plan is 2,367,737. The remaining number of shares available to grant at September 30, 2025 is 693,515.

The Company’s 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price of each option is determined by the independent members of the Board of Directors.

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance - September 30, 2023	420,615	$25.60	$18.84

Granted	500	4.10	3.10
Forfeited	(2,401)	15.00	10.70
Expired	(35,674)	33.18	24.63

Balance - September 30, 2024	383,040	$24.93	$18.33

Forfeited	(196)	4.10	3.10
Expired	(4,805)	44.18	37.95

Balance - September 30, 2025	378,039	$24.70	$18.12

There were no options exercised during the years ended September 30, 2025 or September 30, 2024. The intrinsic value of options outstanding at September 30, 2025 was $0.00.

The weighted average contractual life remaining on the outstanding options at September 30, 2025 is 68 months.

The following table summarizes information about the options under the 2019 Plan outstanding and exercisable at September 30, 2025:

Number of Options	Exercisable at September 30, 2025 (#)	Range of Exercise Prices		Expiry Dates
37,719	37,719	C$	15.12	August 2027 - Dec 2028
43,031	43,031		$22.12	Feb 2030
51,006	51,006		$52.08 - 56.49	September 2030 - Oct 2030
79,651	79,651		$36.75 - 40.18	March 2025 - Sep 2031
56,865	56,865		$25.97	March 2025 - Feb 2032
109,767	91,887		$4.10 - 10.01	March 2025 - Oct 2033
378,039	360,159

The options exercisable at September 30, 2025 had a weighted average exercise price of $25.59 and an intrinsic value of $0.00 and a weighted average remaining life of 67 months. There were 17,880 options at September 30, 2025 that had not vested with a weighted average exercise price of $6.77 and an intrinsic value of $0.00 and a weighted average remaining life of 91 months.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2025 and 2024

The fair value of options granted during the year ended September 30, 2024 was estimated using the Black-Scholes option valuation model using the following assumptions:

Year Ended September 30, 2024

Risk free interest rate	4.92%
Expected life (years)	5
Expected share price volatility	97.26%
Expected dividend yield	0.00%

As of September 30, 2025, the Company had approximately $0.01 million of unrecognized share-based compensation expense, which is expected to be recognized over a period of 12 months.

Restricted share units

The Company's 2019 Plan allows restricted share units (“RSUs”) to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the RSU term is not to exceed 10 years. The fair value of RSUs is determined based on the market price of the Company’s common shares on the grant date.

The following is a summary of changes in the status of RSUs from October 1, 2024 through September 30, 2025:

	Number of RSU	Weighted Average Grant Date Fair Value

Balance - September 30, 2023	33,045	$5.60

Granted	30,159	4.56

Balance - September 30, 2024	63,204	$5.10

Granted	1,227,807	$2.01
Exercised	(31,591)	$2.27
Forfeited	(7,230)	$1.99
Cancelled	(8,537)	$1.99

Balance - September 30, 2025	1,243,653	$2.16

The following table summarizes information about the RSUs under the 2019 Plan outstanding and exercisable at September 30, 2025:

	Number of RSU	Exercisable at September 30, 2025 (#)	Expiry Date
Fully-vested RSUs	137,918	137,918	August 2033 - September 2035
Vesting in the next 12 months	250,822	76,086	May 2035
Vesting from 13–24 months	434,321	78,435	May 2035
Vesting in 24 months or greater	420,592	40,880	May 2035

	1,243,653	333,319

The Company has granted RSUs with varying vesting schedules. Certain RSU’s vest immediately upon the grant date, while others vest over a period ranging from 12 to 36 months. Outstanding RSUs can be converted to Common Shares by the holder at any time after vesting and before the expiry date. As of September 30, 2025, the Company had approximately $1.8 million of unrecognized restricted share unit compensation expense, which is expected to be recognized over a period of 32 months.

The Company recorded $0.7 million and $0.5 million of share-based compensation expenses for the years ended September 30, 2025 and 2024, respectively. These amounts include expenses related to both stock options and RSUs granted to employees and directors under the Company’s equity compensation plans.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2025 and 2024

8. Government Contributions

SIF

The Company’s wholly owned subsidiary Edesa Biotech Research is party to a multi-year contribution agreement with the Canadian government’s Strategic Innovation Fund, or SIF, dated October 12, 2023, and an Amendment Agreement No. 1 to the agreement, dated September 30, 2025 (together, the “2023 SIF Agreement”). Under the 2023 SIF Agreement, the Government of Canada committed up to C$23 million in partially repayable funding toward (i) conducting and completing the Company’s Phase 3 clinical study of its experimental drug EB05, (ii) submitting EB05 for governmental approvals and manufacturing scale-up, following, and subject to, completing the Phase 3 study and (iii) conducting two non-clinical safety studies to assess the potential long-term impact of EB05 exposure (the “Project”). Of the C$23 million committed by SIF, up to C$5.8 million is not repayable by the Company. The remaining C$17.2 million is conditionally repayable starting in 2032 only if and when the Company earns gross revenue. The repayable portion would be payable over fifteen (15) years based on a percentage rate of the Company’s annual revenue growth. The maximum amount repayable is 1.4 times the original repayable amount. In addition, the Company is entitled to partial reimbursement of certain eligible expenses.

The Company also agreed to certain financial and non-financial covenants and other obligations in relation to the Project. Certain customary events of default, such as the Company’s or Edesa Biotech Research’s breach of their covenants and obligations under the Agreement, their insolvency, winding up or dissolution, and other similar events, may permit the Government of Canada to declare an event of default. Upon an event of default, subject to applicable cure, the Government of Canada may exercise a number of remedies, including suspending or terminating funding, demanding repayment of funding previously received and/or terminating the 2023 SIF Agreement.

The funding and any associated conditional repayments are not secured by any assets of Edesa Biotech Research or the Company.

The 2023 SIF Agreement will expire on the later of December 31, 2045 or the date of the last repayment, unless earlier terminated, subject to certain provisions that extend three (3) years beyond the term or early termination.

Under the 2023 SIF Agreement the Company recorded grant income of $0.8 million and $0.7 million for the years ended September 30, 2025 and September 30, 2024, respectively.

Canada Emergency Business Account

During year ended September 30, 2024, the Company recognized a $20,000 Canadian dollar gain from loan forgiveness related to its Canada Emergency Business Account (“CEBA”) loan. This forgiveness was granted upon successful repayment of $40,000 Canadian dollar of the loan balance, in accordance with CEBA program terms. The forgiven amount is recorded as other income in the consolidated statements of operations. The CEBA loan has been fully repaid and closed with CIBC.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2025 and 2024

9. Income Tax

The reconciliation of the combined Canadian federal and provincial statutory income tax rate to the approximate effective tax rate is as follows:

	September 30, 2025	September 30, 2024

Net loss before recovery of income taxes	$(7,185,000)	$(6,169,000)
Canadian federal and provincial statutory income tax rate	26.5%	26.5%

Expected income tax recovery	$(1,910,000)	$(1,635,000)
Effect of foreign currency and foreign tax rate differences	216,800	(58,200)
Permanent differences	200,000	147,000
Share issuance cost booked through equity or capitalization	(202,000)	36,000
Non-capital losses limitation - U.S.	0	0
Other	(19,000)	(38,000)
Change in valuation allowance	1,715,000	1,549,000

Income tax (recovery) expense	$800	$800

Components of the net deferred tax asset or liability

Deferred taxes are provided as a result of temporary differences that arise due to the difference between the income tax values and the carrying amount of assets and liabilities. Approximate deferred tax assets and liabilities are as follows:

	September 30, 2025	September 30, 2024

Non-capital losses carried forward - Canada	$17,270,000	$15,547,000
Non-capital losses carried forward - U.S.	749,000	742,000
Research and development tax credits	1,510,000	1,504,000
Share issuance and financing costs	314,000	381,000
Right-of-use lease liabilities	-	5,000
Other temporary differences	21,000	21,000

Subtotal	$19,864,000	$18,200,000
Less: valuation allowance	(19,733,000)	(18,074,000)

Total net deferred tax assets	$131,000	$126,000

Property and equipment	$(3,000)	$(2,000)
Right-of-use assets	-	(5,000)
Grant Income receivable	(129,000)	(71,000)
Deferred share issuance costs	1,000	(48,000)

Total deferred tax liabilities	$(131,000)	$(126,000)

Net deferred taxes	$-	$-

Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. It is more likely than not that a tax benefit will not be realized. Accordingly, net deferred tax assets have been fully offset by a valuation allowance.

Non-capital losses, capital losses, and research and development credits generated by Edesa Biotech USA, Inc. prior to changes in share ownership that occurred as a result of the reverse acquisition are substantially limited. It is unlikely that tax losses totaling $29.3 million and credits totaling $0.6 million will be utilized to offset potential future taxable income before expiration and they are excluded from deferred tax assets above.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2025 and 2024

The approximate Canadian non-capital losses carried forward at September 30, 2025 expire as follows:

2026	41,000
2027	84,000
2028	172,000
2029	509,000
2030	636,000
2031	506,000
2032	498,000
2033	79,000
2034	1,420,000
2035	1,611,000
2036	1,612,000
2037	1,566,000
2038	2,573,000
2039	1,260,000
2040	5,792,000
2041	9,172,000
2042	15,827,000
2043	7,621,000
2044	6,188,000
2044	7,526,000
Total	$64,693,000

Share issuance and financing costs will be fully amortized in 2030.

The U.S. non-capital losses carried forward at September 30, 2025 totaled approximately $3.45 million, which do not expire for federal taxes. The U.S. state research and development tax credits carried forward at September 30, 2025 totaled approximately $0.6 million, which do not expire for state taxes. The approximate U.S. state non-capital losses carried forward at September 30, 2025 expire as follows:

2039	$70,000
2040	150,000
2041	68,000
2042	6,000
2044	41,000
2044	25,000

Total	$360,000

10. Financial instruments

(a) Fair values

The Company uses the fair value measurement framework for valuing financial assets and liabilities measured on a recurring basis in situations where other accounting pronouncements either permit or require fair value measurements.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2025 and 2024

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

(c) Foreign exchange risk

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (“FX”) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At September 30, 2025, the Company and its Canadian subsidiary had assets denominated in Canadian dollars of approximately C$3.0 million and the U.S. dollar exchange rate at this date was equal to 1.3918 Canadian dollars. Based on the exposure at September 30, 2025, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $0.2 million.

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

12. Related party transactions

On February 12, 2025 (the “Closing Date”), the Company entered into the Series B-1 Purchase Agreement with the Series B-1 Investors. Pursuant to the Series B-1 Purchase Agreement, the Company sold to the Series B-1 Investors in a private placement, an aggregate of (i) 834 Series B-1 Preferred Shares, each of which is initially convertible into approximately 5,208 Series B-1 Conversion Shares at a conversion price of $1.92 per Series B-1 Conversion Share, and (ii) 3,468,746 Common Shares. The purchase price per Series B-1 Preferred Share was $10,000 and the purchase price per common share was $1.92. The Company’s Chief Executive Officer, Secretary, and a member of the board of directors purchased 100 Series B-1 Preferred Shares for an aggregate purchase price of $1.0 million. A director purchased 41,666 Common Shares for an aggregate purchase price of approximately $80,000. Another director purchased 10,416 Common Shares for an aggregate purchase price of approximately $20,000. Entities affiliated with significant beneficial owner purchased, in aggregate, 2,687,500 Common Shares and 734 Series B-1 Preferred Shares for aggregate gross proceeds of approximately $12.5 million. A holder of Series B-1 Preferred Shares will not have the right to convert any portion of its Series B-1 Preferred Shares, if, together with its affiliates, it would beneficially own in excess of 4.99% (or, at the option of the holder, 9.99%) of the number of Common Shares outstanding immediately after giving effect to such conversion, provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2025 and 2024

In connection with the Series B-1 Purchase Agreement, on February 12, 2025, the Company also entered into an Investor Rights Agreement (“IRA”) with the Series B-1 Investors, whereby the Company agreed to provide the Series B-1 Investors with certain registration and other rights. The IRA provides that the board of directors, following the Company’s annual meeting to be held on May 28, 2025, shall consist of seven members, one of whom shall be a director nominated by the lead investor (the “Lead Investor Nominee”), who shall serve on the board effective as of the Closing Date, until the earlier of such time as (i) the lead investor no longer holds at least 51% of the Common Shares (calculated on an as-converted-to-Common Shares basis), subject to appropriate adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization with respect to the Common Shares issued in the private placement, or (ii) the lead investor beneficially owns less than 5% of the outstanding Common Shares as a result of a disposition of shares (such period, the “Lead Investor Rights Period”). The Company also agreed to use its reasonable best efforts to solicit shareholder approval of the Lead Investor Nominee at each general or special meeting of shareholders of the Company at which an election of directors is held during the Lead Investor Right Period.

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

On October 30, 2024, the Company entered into the Series A-1 Purchase Agreement with the Series A-1 Purchaser, an entity controlled by the Company’s Chief Executive Officer, Secretary and member of the board of directors of the Company, pursuant to which the Company agreed to issue and sell to the Series A-1 Purchaser in a private placement, up to $5,000,000 of the Series A-1 Preferred Shares, each of which is initially convertible into the Series A-1 Conversion Shares, at a conversion price of $3.445 per Series A-1 Conversion Share, and Warrants to purchase Common Shares at an exercise price of $3.445. Under the Series A-1 Purchase Agreement, the Series A-1 Purchaser has purchased 150 Series A-1 Preferred Shares initially convertible into an aggregate of 435,414 Series A-1 Conversion Shares and Warrants to purchase up to an aggregate of 326,560 Warrant Shares for an aggregate purchase price of $1,540,819. The offering of the Series A-1 Preferred Shares and Warrants was structured as an at-market offering under the rules of The Nasdaq Stock Market. The Series A-1 Purchaser will not have the right to convert any portion of its Series A-1 Preferred Shares, or exercise any portion of the Warrants, if, together with its affiliates, it would beneficially own in excess of 19.99% of the number of Common Shares outstanding immediately after giving effect to such conversion or exercise. See Note 5 – Series A-1 Convertible Preferred Shares offering.

During each of the years ended September 30, 2025 and 2024, the Company paid cash of $76,000 and $78,000, respectively, for a ROU lease from a company controlled by the Company's CEO. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. On December 31, 2022, the Company executed a two-year lease extension through December 31, 2024 in accordance with the terms of the original lease agreement. Rents of approximately $30,000 was payable at September 30, 2024. No rent was payable at September 30, 2025.

The Company agreed to pay a monthly standby fee for the term of the Credit Agreement, which amounted to $4,000 in the year ending September 30, 2025 and $51,000 in the year ending September 30, 2024.

At September 30, 2025, accounts and other receivable included immaterial balance due from certain executive officers related to foreign exchange payroll adjustments recorded during fiscal 2025. These amounts are being recovered through scheduled deductions and are expected to be settled by December 2025. Other than these FX-related adjustments, the Company did not have any loans or other receivables outstanding from its directors or executive officers as of September 30, 2025.

EDESA BIOTECH, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2025 and 2024

13. Subsequent events

Subsequent to September 30, 2025, the Company sold a total of 1,177,568 common shares pursuant to the HCW ATM agreement with H.C. Wainwright & Co., LLC for net proceeds of approximately $3.4 million, after deducting sales agent commissions. In addition, subsequent to September 30, 2025, the Company granted an aggregate of 21,642 restricted share units under its equity incentive plan. During the same period, 14,472 RSUs were settled in an equivalent number of common shares. Subsequent to September 30, 2025, the Company entered into certain service agreements with third-party service providers related to its research and development activities. Under the terms of these agreements, the Company may be required to make future payments of up to an aggregate of approximately $4.2 million, contingent upon the scope of services performed and terms of the underlying agreements.