Form 10-Q
period 2025-12-31
Edesa Biotech, Inc.
filed 2026-02-13
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 12, 2026, the registrant had 8,348,161 common shares issued and outstanding.

EDESA BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended December 31, 2025

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Edesa Biotech, Inc.

Condensed Interim Consolidated Balance Sheets

	December 31, 2025	September 30, 2025 Audited

Assets:

Current assets:
Cash and cash equivalents	$12,051,748	$10,792,172
Accounts and other receivable	431,325	642,866
Prepaid expenses and other current assets	234,414	77,838

Total current assets	12,717,487	11,512,876

Non-current assets:
Long-term deposits	40,572	39,966
Intangible asset, net	1,952,383	1,977,676

Total assets	$14,710,442	$13,530,518

Liabilities and shareholders' equity:

Current liabilities:
Accounts payable and accrued liabilities	$756,163	$1,078,536

Total current liabilities	756,163	1,078,536

Shareholders' equity:
Capital shares
Authorized unlimited common shares without par value
Issued and outstanding:
8,333,823 common shares (September 30, 2025 -7,141,783)	57,899,593	54,515,421
Authorized preferred shares issued and outstanding
150 Series A-1 preferred shares (September 30, 2025 - 0)	1,129,530	1,092,133
834 Series B-1 preferred shares (September 30, 2025 - 0)	8,168,063	8,168,063
Additional paid-in capital	15,124,219	14,753,110
Accumulated other comprehensive loss	(171,086)	(165,771)
Accumulated deficit	(68,196,040)	(65,910,974)

Total shareholders' equity	13,954,279	12,451,982

Total liabilities and shareholders' equity	$14,710,442	$13,530,518

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Operations

	Three Months Ended
	December 31, 2025	December 31, 2024

Expenses:
Research and development	$1,124,727	$1,019,818
General and administrative	1,216,656	878,871

Loss from operations	(2,341,383)	(1,898,689)

Other income :
Reimbursement grant income	102,425	301,195
Interest income	47	1,666
Foreign exchange (loss)	(8,758)	(21,425)

	93,714	281,436

Net loss	(2,247,669)	(1,617,253)

Exchange differences on translation	(5,315)	18,656

Net comprehensive loss	$(2,252,984)	$(1,598,597)

Weighted average number of common shares	7,972,532	3,345,135

Loss per common share - basic and diluted	$(0.28)	$(0.48)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Cash Flows

	Three Months Ended
	December 31, 2025	December 31, 2024

Cash flows from operating activities:
Net loss	$(2,247,669)	$(1,617,253)
Adjustments for:
Depreciation and amortization	25,460	43,109
Share-based compensation	399,862	81,183
Changes in working capital items:
Accounts and other receivable	217,387	(97,692)
Prepaid expenses and other current assets	(155,922)	43,636
Accounts payable and accrued liabilities	(326,452)	29,814

Net cash used in operating activities	(2,087,334)	(1,517,203)

Cash flows from financing activities:
Proceeds from issuance of common shares	3,497,825	626,760
Proceeds from issuance of Series A-1 preferred shares and warrants	-	1,540,820
Payments for issuance costs of common shares	(142,406)	(96,035)

Net cash provided by financing activities	3,355,419	2,071,545

Effect of exchange rate changes on cash and cash equivalents	(8,509)	(28,160)

Net change in cash and cash equivalents	1,259,576	526,182
Cash and cash equivalents, beginning of the period	10,792,172	1,037,320

Cash and cash equivalents, end of the period	$12,051,748	$1,563,502

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders' Equity

	Shares #	Common Shares	Series A-1 Preferred Shares	Series B-1 Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Three Months Ended December 31, 2025
Balance - September 30, 2025	7,141,783	$54,515,421	$1,092,133	$8,168,063	$14,753,110	$(165,771)	$(65,910,974)	$12,451,982

Issuance of common shares	1,177,568	3,497,825	-	-	-	-	-	3,497,825
Issuance of common shares upon exercise of restricted share units	14,472	28,753	-	-	(28,753)	-	-	-
Issuance costs	-	(142,406)	-	-	-	-	-	(142,406)
Preferred return on Series A-1 preferred shares	-	-	37,397	-	-	-	(37,397)	-
Share-based compensation	-	-	-	-	399,862	-	-	399,862
Net loss and comprehensive loss	-	-	-	-	-	(5,315)	(2,247,669)	(2,252,984)

Balance - December 31, 2025	8,333,823	$57,899,593	$1,129,530	$8,168,063	$15,124,219	$(171,086)	$(68,196,040)	$13,954,279

Three Months Ended December 31, 2024
Balance - September 30, 2024	3,247,389	$47,236,024	$-	$-	$13,576,757	$(242,613)	$(58,589,013)	$1,981,155

Issuance of common shares	220,269	626,760	-	-	-	-	-	626,760
Issuance of Class A preferred shares and warrants	-	-	998,915	-	541,905	-	-	1,540,820
Issuance costs	-	(300,693)	(43,220)	-	(23,446)	-	-	(367,359)
Preferred return on Class A preferred shares	-	-	25,479	-	-	-	(25,479)	-
Share-based compensation	-	-		-	81,183	-	-	81,183
Net loss and comprehensive loss	-	-	-	-	-	18,656	(1,617,253)	(1,598,597)

Balance - December 31, 2024	3,467,658	$47,562,091	$981,174	$-	$14,176,399	$(223,957)	$(60,231,745)	$2,263,962

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

Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis which presumes the realization of assets and the discharge of liabilities in the normal course of operations for at least the next twelve months.

For the three months ended December 31, 2025, the Company incurred a comprehensive loss of $2.3 million resulting in an accumulated deficit of $68.2 million. For the three months ended December 31, 2025, the Company had a net cash outflow from operating activities of $2.1 million and ended the quarter with $12.1 million in cash and cash equivalents and a net working capital surplus of $12.0 million. The Company’s ability to continue as a going concern is dependent on obtaining additional funding through financings, other strategic activities as well as via grants, to fund the development of its drug candidates. There can be no assurance that the Company will be successful in raising the necessary financing. These conditions indicate the existence of a material uncertainty that may cast substantial doubt about the Company’s ability to continue as a going concern.

These condensed interim consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying condensed interim consolidated financial statements. These adjustments could be material.

2.	Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These unaudited condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on December 12, 2025.

The accompanying unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three months ended December 31, 2025 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2026.

Use of estimates

The preparation of condensed interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements and the reported amounts of revenue and expenses during the period or year. Actual results could differ from those estimates. Significant areas of judgment and estimation include, but are not limited to, the valuation of accounts and other receivables; the valuation and useful lives of intangible assets; deferred income taxes; the determination of the fair value of share-based compensation; the determination of the fair value of warrants and the allocation of proceeds from equity issuances; and forecasting future cash flows in assessing our going concern assumption.

Functional and reporting currencies

The consolidated condensed interim financial statements of the Company are presented in U.S. dollars, unless otherwise stated, which is the Company’s and its wholly owned subsidiary’s, Edesa Biotech USA, Inc., functional currency. The functional currency of the Company’s wholly owned subsidiary, Edesa Biotech Research, Inc., as determined by management, is Canadian dollars.

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

The required upfront license payment of $2.5 million was paid by issuance of Series A-1 Convertible Preferred Shares, which have been fully converted to common shares. The value of the license includes acquisition legal costs. See Note 4 for license commitments.

Intangible assets, net consisted of the following:

	December 31, 2025	September 30, 2025

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(577,100)	(551,807)

Total intangible assets, net	$1,952,383	$1,977,676

Amortization expense amounted to $0.03 million for each of the three months ended December 31, 2025 and 2024.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2026	$75,879
September 30, 2027	101,172
September 30, 2028	101,172
September 30, 2029	101,172
September 30, 2030	101,172
Thereafter	1,471,816

$1,952,383

4.	Commitments

Research and other commitments

The Company has commitments for contract manufacturing and other service providers for chemistry, manufacturing and controls and related development activities associated with its product candidates. Aggregate future contractual payments at December 31, 2025 are as follows:

Year Ending

September 30, 2026	$4,109,500
September 30, 2027	79,500
September 30, 2028	-
September 30, 2029	-
September 30, 2030	-

$4,189,000

License and royalty commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to certain know-how, patents and data relating to certain monoclonal antibodies (the “Constructs”), including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 3 for intangible assets. Under the license agreement, the Company is committed to payments of up to an aggregate amount of $356 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. The Company also has a commitment to pay royalties based on any net sales of products containing the Constructs in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No milestone, royalty or sublicensing payments were made to the third party during the three months ended December 31, 2025 and 2024. In connection with this license agreement and pursuant to a purchase agreement entered into in April 2020, the Company acquired drug substance of one of the Constructs for an aggregate purchase price of $5.0 million. No expense was recorded during the three months ended December 31, 2025 and December 31, 2024.

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.4 million. Upon divestiture of substantially all of the assets of the Company, the Company shall pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. No license or royalty payments were made to the third party during the three months ended December 31, 2025 and 2024, respectively.

In March 2021, through its Ontario subsidiary, the Company entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement. The Company is committed to remaining payments of up to an aggregate amount of $68.9 million, primarily relating to future potential commercial approval and sales milestones. In addition, if the Company fails to file an investigational new drug application or foreign equivalent (“IND”) for the product within a certain period of time following the date of the agreement, the Company is required to remit to the inventor a fixed license fee quarterly as long as the requirement to file an IND remains unfulfilled. For each of the three months ended December 31, 2025, and December 31, 2024, the Company recorded an expense of $25,000 as a result of meeting milestones outlined in the 2021 license agreement.

5.	Capital Shares

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

The Series B-1 Preferred Shares are presented as permanent shareholders’ equity.

The Series B-1 Preferred Shares did not exist in the comparative period; therefore, no prior-period disclosure is presented.

	Series B-1 Convertible Preferred Shares (#)	Series B-1 Convertible Preferred Shares
Three Months Ended December 31, 2025
Balance - September 30, 2025	834	$8,168,063

Balance - December 31, 2025	834	$8,168,063

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

The Series A-1 Convertible Preferred Shares did not exist in the comparative period; therefore, no prior-period disclosure is presented.

	Series A-1 Convertible Preferred Shares (#)	Series A-1 Convertible Preferred Shares
Three Months Ended December 31, 2025
Balance - September 30, 2025	150	$1,092,133

Preferred return on Series A-1 Preferred Shares	-	37,397

Balance - December 31, 2025	150	$1,129,530

At The Market offering agreement

On October 4, 2024, the Company entered into an At The Market offering agreement with H.C. Wainwright & Co., LLC as a sales agent (“HCW ATM”) pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program. The Company has no obligation to sell any of the common shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms. For the three months ended December 31, 2025, the Company sold 1,177,568 common shares pursuant to the ATM Agreement under the prospectus supplement filed on September 9, 2025 for net proceeds of approximately $3.4 million, after deducting sales agent commissions. On December 12, 2025, the Company filed a prospectus supplement with the SEC authorizing the offer and sale of up to approximately $2.26 million of common shares pursuant to the ATM Agreement. The Company did not sell any common shares under the December 12, 2025 prospectus supplement.

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

Warrants

A summary of the Company’s warrant activity is as follows:

	Number of Warrant Shares (#)	Weighted Average Exercise Price
Three Months Ended December 31, 2025
Balance - September 30, 2025	934,590	$15.35

Expired	(173,614)	10.50

Balance - December 31, 2025	760,976	$16.45

Three Months Ended December 31, 2024
Balance - September 30, 2024	609,717	$21.74

Issued	326,560	3.45

Balance - December 31, 2024	936,277	$15.36

The weighted average contractual life remaining on the outstanding warrants at December 31, 2025 is 31 months.

The following table summarizes information about the warrants outstanding at December 31, 2025:

Number of Warrants (#)	Exercise Prices	Expiry Dates
15,627	$56.00	February 2026
27,399	$31.94	March 2027
391,390	$24.64	September 2027
326,560	$3.45	October 2029
760,976

The fair value of warrants issued during the three months ended December 31, 2024 were estimated using the Black-Scholes option valuation model using the following assumptions:

Three Months Ended December 31,2024
Class A Pref Share

Risk free interest rate	4.14%
Expected life	5 years
Expected share price volatility	91.24%
Expected dividend yield	0.00%

Share options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the “2019 Plan”) administered by the independent members of the Board of Directors, which amended and restated prior plans. Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. The total number of shares available for issuance under the terms of the 2019 Plan is 2,367,737. The remaining number of shares available to grant at December 31, 2025 is 690,309.

The Company’s 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price of each option is determined by the independent members of the Board of Directors.

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Three Months Ended December 31, 2025
Balance - September 30, 2025	378,039	$24.70	$18.12

Balance - December 31, 2025	378,039	$24.70	$18.12

Three Months Ended December 31, 2024
Balance - September 30, 2024	383,040	$24.93	$18.33

Balance - December 31, 2024	383,040	$24.93	$18.33

There were no options exercised during each of the three months ended December 31, 2025 and 2024. The intrinsic value of options outstanding at December 31, 2025 was $0.00.

The weighted average contractual life remaining on the outstanding options at December 31, 2025 is 65 months.

The following table summarizes information about the options under the 2019 Plan outstanding and exercisable at December 31, 2025:

Number of Options (#)	Exercisable at December 31, 2025 (#)	Range of Exercise Prices		Expiry Dates
37,719	37,719	C$	15.12	August 2027 - Dec 2028
43,031	43,031		$22.12	Feb 2030
51,006	51,006		$52.08 - 56.49	September 2030 - Oct 2030
79,651	79,651		$36.75 - 40.18	January 2031 - Sep 2031
56,865	56,865		$25.97	February 2032
109,767	99,610		4.10 - 10.01	August 2026 - July 2033
378,039	367,882

The options exercisable at December 31, 2025 had a weighted average exercise price of $25.21 and an intrinsic value of $0.00 and a weighted average remaining life of 65 months. There were 10,157 options at December 31 2025 that had not vested with a weighted average exercise price of $6.21 and an intrinsic value of $0.00 and a weighted average remaining life of 89 months.

As of December 31, 2025, the Company had approximately $3,644 of unrecognized share-based compensation expense, which is expected to be recognized over a period of 12 months.

Restricted share units

The Company's 2019 Plan allows restricted share units (“RSUs”) to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the RSU term is not to exceed 10 years. The fair value of RSUs is determined based on the market price of the Company’s common shares on the grant date.

The following is a summary of changes in the status of RSUs from October 1, 2025 through December 31, 2025:

	Number of RSU (#)	Weighted Average Grant Date Fair Value
Three Months Ended December 31, 2025
Balance - September 30, 2025	1,243,653	$2.16

Granted	21,642	2.04
Exercised	(14,472)	1.99
Cancelled	(3,964)	1.99

Balance - December 31, 2025	1,246,859	$2.16

Three Months Ended December 31, 2024
Balance - September 30, 2024	63,204	$5.10

Granted	14,350	3.12

Balance - December 31, 2024	77,554	$4.74

The following table summarizes information about the RSUs under the 2019 Plan outstanding and exercisable at December 31, 2025:

	Number of RSU (#)	Exercisable at December 31, 2025 (#)	Expiry Date
Fully-vested RSUs	159,560	159,560	August 2033 - December 2035
Vesting in the next 12 months	245,188	135,978	May 2035
Vesting from 13–24 months	424,721	142,080	May 2035
Vesting in 24 months or greater	417,390	73,276	May 2035

	1,246,859	510,894

The Company has granted RSUs with varying vesting schedules. Certain RSU’s vest immediately upon the grant date, while others vest over a period ranging from 12 to 36 months. Outstanding RSUs can be converted to Common Shares by the holder at any time after vesting and before the expiry date. As of December 31, 2025, the Company had approximately $1.5 million of unrecognized restricted share unit compensation expense, which is expected to be recognized over a period of 29 months.

The Company recorded $0.40 million and $0.08 million of share-based compensation expenses for the three months ended December 31, 2025 and 2024, respectively. These amounts include expenses related to both stock options and RSUs granted to employees and directors under the Company’s equity compensation plans.

6.	Government Contributions

Strategic Response Fund

The Company’s wholly owned subsidiary Edesa Biotech Research is party to a multi-year contribution agreement with the Canadian government’s Strategic Response Fund, or SRF (formerly Strategic Innovation Fund, SIF), dated October 12, 2023, and an Amendment Agreement No. 1 to the agreement, dated September 30, 2025 (together, the “2023 SRF Agreement”). Under the 2023 SRF Agreement, the Government of Canada committed up to C$23 million in partially repayable funding toward (i) conducting and completing the Company’s Phase 3 clinical study of its experimental drug EB05, (ii) submitting EB05 for governmental approvals and manufacturing scale-up, following, and subject to, completing the Phase 3 study and (iii) conducting two non-clinical safety studies to assess the potential long-term impact of EB05 exposure (the “SRF Project”). Of the C$23 million committed by SRF, up to C$5.8 million is not repayable by the Company. The remaining C$17.2 million is conditionally repayable starting in 2032 only if and when the Company earns gross revenue. The repayable portion would be payable over fifteen (15) years based on a percentage rate of the Company’s annual revenue growth. The maximum amount repayable is 1.4 times the original repayable amount. In addition, the Company is entitled to partial reimbursement of certain eligible expenses.

The Company also agreed to certain financial and non-financial covenants and other obligations in relation to the SRF Project. Certain customary events of default, such as the Company’s or Edesa Biotech Research’s breach of their covenants and obligations under the Agreement, their insolvency, winding up or dissolution, and other similar events, may permit the Government of Canada to declare an event of default. Upon an event of default, subject to applicable cure, the Government of Canada may exercise a number of remedies, including suspending or terminating funding, demanding repayment of funding previously received and/or terminating the 2023 SRF Agreement.

The funding and any associated conditional repayments are not secured by any assets of Edesa Biotech Research or the Company.

The 2023 SRF Agreement will expire on the later of December 31, 2045 or the date of the last repayment, unless earlier terminated, subject to certain provisions that extend three (3) years beyond the term or early termination.

Under the 2023 SRF Agreement the Company recorded grant income of $0.1 million and $0.3 million for the three months ended December 31, 2025 and December 31, 2024, respectively.

7.	Financial Instruments

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

The Company is also exposed to credit risk at year end from the carrying value of its cash and cash equivalents and accounts and other receivable. The Company manages this risk by maintaining bank accounts with Canadian Chartered Banks, U.S. banks believed to be credit worthy and money market mutual funds of U.S. government securities. The Company’s cash is not subject to any external restrictions. The Company assesses the collectability of accounts and receivables through a review of the current aging and terms, as well as an analysis of historical collection rates, general economic conditions and credit status of government agencies. Credit risk for the reimbursement grant and HST refunds receivable are not considered significant since amounts are due from the Canadian government’s SRF and the Canada Revenue Agency.

(c) Foreign exchange risk

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (“FX”) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At December 31, 2025, the Company and its Canadian subsidiary had assets denominated in Canadian dollars of approximately C$2.1 million and the U.S. dollar exchange rate at this date was equal to 1.3710 Canadian dollars. Based on the exposure at December 31, 2025, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $0.2 million.

(d) Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty raising liquid funds to meet commitments as they fall due. In meeting its liquidity requirements, the Company closely monitors its forecasted cash requirements with expected cash drawdown.

8.	Loss per Share

The Company had securities outstanding which could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share in the periods presented, as their effect would have been anti-dilutive.

9.	Related Party Transactions

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

During each of the three months ended December 31, 2025 and 2024, the Company paid cash of $19,000 and $18,000, respectively, for a month to month lease from a company controlled by the Company's CEO. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. No rent was payable at December 31, 2025, while approximately $7,000 was payable at December 31, 2024.

During the three months ended December 31, 2025 and 2024, the Company incurred standby charges of $0 and $4,000, respectively, related to the Credit Agreement. The Credit Agreement was terminated in October 2024. Prior to its termination, the Company had not borrowed any funds under the agreement and incurred no termination penalties.

At September 30, 2025, accounts and other receivable included immaterial balance due from certain executive officers related to foreign exchange payroll adjustments recorded during fiscal 2025. These amounts were fully recovered through scheduled deductions during the three months ended December 31, 2025. As of December 31, 2025, the Company did not have any loans or other receivables outstanding from its directors or executive officers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of December 31, 2025 and our audited consolidated financial statements for the year ended September 30, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on December 12, 2025.

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended September 30, 2025, and other reports we file with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of December 31, 2025 and September 30, 2025 and for the three months ended December 31, 2025 and 2024 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. The preparation of these condensed interim financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed interim financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to obtain funding for our operations;
●	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing
●	the timing of the commencement, progress and receipt of data from any of our preclinical and clinical trials;
●	the expected results of any preclinical or clinical trial and the impact on the likelihood or timing of any regulatory approval;
●	the therapeutic benefits, effectiveness and safety of our product candidates;
●	the timing or likelihood of regulatory filings and approvals;
●	changes in our strategy or development plans;
●	the volatility of our common share price;
●	the rate and degree of market acceptance and clinical utility of any future products;
●	the effect of competition;
●	our ability to protect our intellectual property as well as comply with the terms of license agreements with third parties;
●	our ability to comply with the continued listing requirements of Nasdaq;
●	our ability to identify, develop and commercialize additional products or product candidates;
●	reliance on key personnel;
●	general changes in economic or business conditions; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2025.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 12, 2025 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We operate in an evolving environment and new risk factors and uncertainties may emerge from time to time. It is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should review the factors and risks and other information we describe in the reports we will file from time to time with the SEC.

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

Our most advanced Respiratory drug candidate is EB05 (“paridiprubart”). Paridiprubart represents a new class of emerging therapies called Host-Directed Therapeutics (“HDTs”) that are designed to modulate the body’s own immune response when confronted with infectious diseases or even chemical agents. In October 2025, we reported that paridiprubart met primary and secondary endpoints with statistical significance, providing clinically meaningful improvement in survival and recovery, in a truncated Phase 3 clinical study of hospitalized patients with Acute Respiratory Distress Syndrome (“ARDS”), a life-threatening form of respiratory failure. We are currently evaluating subgroup data for additional efficacy signals among subjects with certain comorbidities. Paridiprubart is also being evaluated in an ongoing U.S. government-funded platform study investigating three novel threat-agnostic HDTs in hospitalized patients with ARDS. Certain development expenses, including manufacturing scale-up, for our EB05 program are also eligible for reimbursement from the Government of Canada under a 2023 grant and funding award. We are also pursuing additional uses for paridiprubart in chronic diseases.

Recent Developments

HCW ATM

In October 2024, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC as a sales agent (“HCW ATM”) pursuant to which we may offer and sell, from time to time, common shares through an at-the-market equity offering program. We have no obligation to sell any of the common shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms. For the three months ended December 31, 2025, we sold 1,177,568 common shares pursuant to the HCW ATM under the prospectus supplement filed on September 9, 2025 for net proceeds of approximately $3.4 million, after deducting sales agent commissions. On December 12, 2025, we filed a prospectus supplement with the SEC authorizing the offer and sale of up to approximately $2.26 million of common shares pursuant to the HCW ATM. We did not sell any common shares under the December 12, 2025 prospectus supplement.

Significant Accounting Policies and Estimates

See Note 3 to our financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2025 for a discussion of our significant accounting policies and estimates. There have been no material changes to such significant accounting policies or estimates.

Results of Operations

Comparison of the Three Months Ended December 31, 2025 and 2024

Total operating expenses increased by $0.4 million to $2.3 million for the three months ended December 31, 2025 compared to $1.9 million for the same period last year.

●	The following table summarizes our R&D expenses incurred during the three months ended December 31, 2025 and 2024, together with the dollar increase or decrease in those items:

	Three Months Ended December 31, 2025		Change
	December 31, 2025	December 31, 2024	$
Program-specific external costs:
EB06	$452,618	$-	$452,618
EB05	273,612	745,101	(471,489)
Other development and discovery programs	30,318	31,770	(1,452)
Total program-specific costs	756,548	776,871	(20,323)

Unallocated internal costs
Non-program specific external costs	-	-	-
Unallocated internal costs	368,179	242,947	125,232
Total unallocated internal costs	368,179	242,947	125,232

Total research and development costs	1,124,727	1,019,818	104,909

Research and development (“R&D”) expenses increased by $0.1 million to $1.1 million for the three months ended December 31, 2025 compared to $1.0 million for the same period last year, primarily due to increased expenses for manufacturing-related activities and other preparations for the planned Phase 2 clinical study of EB06 in vitiligo patients, as well as increased unallocated research costs, which were offset by decreased expenses related to the completion of the Phase 3 study of paridiprubart (“EB05”). Our R&D expenses consist primarily of employee-related expenses, including salaries, benefits, taxes, travel, and share-based compensation expense for personnel in R&D functions; expenses related to process development and production of product candidates paid to contract manufacturing organizations, including the cost of acquiring, developing, and manufacturing research material; costs associated with clinical activities, including expenses for contract research organizations; and clinical trials and activities related to regulatory filings for our product candidates, including regulatory consultants.

●

General and administrative (“G&A”) expenses increased by $0.3 million to $1.2 million for the three months ended December 31, 2025 compared to $0.9 million for the same period last year primarily due to an increase in noncash share-based compensation. Our G&A expenses consist primarily of salaries and related costs for our employees in administrative, executive and finance functions. G&A expenses also include professional fees for legal, accounting, audit, tax and consulting services, insurance, office, and travel expenses.

Total other income decreased by approximately $0.2 million to $0.1 million for the three months ended December 31, 2025 compared to $0.3 million for the same period last year and was composed of the following:

●

Grant income decreased by $0.2 million to $0.1 million for the three months ended December 31, 2025 compared to $0.3 million for the same period last year, reflecting a decrease in grant income associated with reimbursable expenses under the 2023 SRF Agreement.

●	Interest income was nominal for the three months ended December 31, 2025 and 2024, primarily due to minimal interest earned on cash balances and lower average interest rates.

●	Foreign exchange loss decreased to $9,000 for the three months ended December 31, 2025 compared to $21,000 for the same period in 2024.

For the three months ended December 31, 2025, our net loss was $2.2 million, or $0.28 per common share, compared to a net loss of $1.6 million, or $0.48 per common share for the three months ended December 31, 2024.

Capital Expenditures

Our capital expenditures primarily consist of computer and office equipment. There were no significant capital expenditures for the three months ended December 31, 2025 and 2024.

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

Our primary use of cash is to fund our operating expenses, which consist of R&D and G&A expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $2.1 million for the three months ended December 31, 2025, compared to $1.5 million for the same period in 2024. We incurred net losses of $2.2 million for the three months ended December 31, 2025, compared to $1.6 million for the same period in 2024. We ended the quarter with $12.1 million in cash and cash equivalents and working capital of $12.0 million, compared to $10.8 million in cash and cash equivalents and working capital of approximately $10.4 million as of September 30, 2025.

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

In July 2025, we filed with the SEC a shelf registration statement on Form S-3, allowing for the offer and sale of up to $150.0 million of securities , which was declared effective on September 9, 2025. Such registration statement replaced our previous shelf registration statement that expired in August 2025.

In October 2024, we entered into the HCW ATM  pursuant to which we may offer and sell, from time to time, common shares through an at-the-market equity offering program. For the three months ended December 31, 2025, we sold a total of 1,177,568 common shares pursuant to the HCW ATM agreement for net proceeds of approximately $3.4 million. For the three months ended December 31, 2024, we sold 220,269 common shares for net proceeds of approximately $0.6 million pursuant to the HCW ATM . We have not sold any common shares pursuant to the HCW ATM subsequent to December 31, 2025.

On December 12, 2025, we filed a prospectus supplement with the SEC to increase the maximum aggregate offering amount of common shares issuable under the HCW ATM by $2.26 million.

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

In October 2023, we entered into the 2023 SRF Agreement with the Canadian Government’s SRF. Under the 2023 SRF Agreement, the Government of Canada committed up to C$23 million in partially repayable funding. Of the C$23 million committed by SRF, up to C$5.8 million is not repayable by us. The remaining C$17.2 million is conditionally repayable starting in 2032 only if and when we earn gross revenue. For the three months ended December 31, 2025 and 2024, we recorded grant income of $0.1 million and $0.3 million, respectively, related to the 2023 SRF Agreement.  On September 30, 2025, the 2023 SRF Agreement was amended to, among other things, extend the program period to December 31, 2028 from December 31, 2025 and defer the start of the conditional repayment period from 2029 to 2032.

In October 2023, we entered into a $10.0 million revolving credit agreement with PN MPC, an entity controlled by Pardeep Nijhawan, our Chief Executive Officer and Secretary and member of our Board (“Credit Agreement”), providing an unsecured revolving credit facility, with a credit limit of $3.5 million (“Credit Limit”) which was available immediately. The line of credit bore interest at the Canadian Imperial Bank of Commerce US Base-Interest Rate plus 3% per annum and has a maturity date of March 31, 2026, unless terminated earlier by either party with 90 days’ notice. Advances under the line of credit were tied to a borrowing base (“Borrowing Base”) consisting of eligible grant receivables from SRF, future potential license fee receivables and any other accounts receivable. At no time could the aggregate principal amount of all advances outstanding have exceeded the lesser of (i) the Credit Limit and (ii) an amount equal to 85% of the Borrowing Base. The Credit Agreement was terminated in October 2024. Prior to the termination of the Credit Agreement, we had not borrowed any funds thereunder. We incurred no termination penalties in connection with the termination of the Credit Agreement.

At December 31, 2025, we had an accumulated deficit of $68.2 million and working capital of $12.0 million, including $12.1 million in cash and cash equivalents. We expect that our cash and cash equivalents at December 31, 2025, future sales of common shares pursuant to the HCW ATM and reimbursements of eligible R&D expenses under the 2023 SRF Agreement will not be sufficient to fund our operating expenses including the advancement of the vitiligo program through the end of fiscal 2026. Management has flexibility to adjust this timeline by making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures and manufacturing campaigns, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations in the future, we plan to seek additional financing through the sale of equity, government grants, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. If we raise additional funds by issuing equity securities, our shareholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our existing shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development of our product candidates.

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

Cash Flows

Net cash used in operating activities

Net cash used in operating activities was $2.1 million for the three months ended December 31, 2025 compared to $1.5 million for the three months ended December 31, 2024, primarily due to a higher net loss and an increase in our investment in working capital of $0.3 million.

Net cash used in investing activities

There was no cash used in investing activities for the three months ended December 31, 2025 and 2024, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $3.4 million for the three months ended December 31, 2025 compared to $2.1 million for the three months ended December 31, 2024. In the current period, we received approximately $3.5 million of net proceeds from sales under the HCW ATM, partially offset by approximately $0.1 million of offering costs. In the comparable period, we received approximately $0.6 million of net proceeds from sales under the HCW ATM and $1.5 million from the sale of the Series A-1 Preferred Shares, partially offset by approximately $0.1 million of offering costs.

Research and Development

Our primary business is the development of innovative therapeutics for inflammatory and immune-related diseases with clear unmet medical needs. We focus our resources on R&D activities, including the conduct of clinical studies and product development, and expense such costs as they are incurred.

R&D expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Our R&D expenses were $ 1.1 million and $1.0 million for the three months ended December 31, 2025 and 2024, respectively. The increase primarily reflects manufacturing-related activities and other preparations for the planned Phase 2 study of EB06 (vitiligo) and manufacturing support and wind-down activities for paridiprubart (“EB05”), including BARDA-related work, partially offset by lower spend on other discovery programs.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2025, were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2025, filed with the Securities and Exchange Commission on December 12, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company's directors and officers adopted, modified, or terminated a Rule 10b-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment Agreement No. 1 to Strategic Innovation Fund Agreement, dated September 30, 2025, by and among Edesa Biotech Research, Inc., Edesa Biotech, Inc., and his Majesty the King in right of Canada as represented by the Minister of Industry (included as Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on December 12, 2025 and incorporated herein by reference).

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

Date: February 13, 2026	EDESA BIOTECH, INC.

/s/ Pardeep Nijhawan
Pardeep Nijhawan, MD, Director, Chief Executive Officer and Corporate Secretary
(Principal Executive Officer)

Date: February 13, 2026

/s/ Peter J. Weiler
Peter J. Weiler, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)