Form 10-Q
period 2026-03-31
Edesa Biotech, Inc.
filed 2026-05-14
CIK 1540159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, the registrant had 8,891,951 common shares issued and outstanding.

EDESA BIOTECH, INC.

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Edesa Biotech, Inc.

Condensed Interim Consolidated Balance Sheets

	March 31, 2026	September 30, 2025 Audited

Assets:

Current assets:
Cash and cash equivalents	$10,003,683	$10,792,172
Accounts and other receivable	216,468	642,866
Prepaid expenses and other current assets	197,576	77,838

Total current assets	10,417,727	11,512,876

Non-current assets:
Long-term deposits	39,921	39,966
Intangible asset, net	1,927,090	1,977,676

Total assets	$12,384,738	$13,530,518

Liabilities and shareholders' equity:

Current liabilities:
Accounts payable and accrued liabilities	$2,187,921	$1,078,536

Total current liabilities	2,187,921	1,078,536

Shareholders' equity:
Capital shares
Authorized unlimited common shares without par value
Issued and outstanding:
8,885,719 common shares (September 30, 2025 -7,141,783)	58,932,825	54,515,421
Authorized preferred shares issued and outstanding
150 Series A-1 preferred shares (September 30, 2025 - 150)	1,166,517	1,092,133
736 Series B-1 preferred shares (September 30, 2025 - 834)	7,208,266	8,168,063
Additional paid-in capital	15,526,657	14,753,110
Accumulated other comprehensive loss	(186,089)	(165,771)
Accumulated deficit	(72,451,359)	(65,910,974)

Total shareholders' equity	10,196,817	12,451,982

Total liabilities and shareholders' equity	$12,384,738	$13,530,518

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025

Expenses:
Research and development	$2,767,088	$484,306	$3,891,815	$1,504,124
General and administrative	1,529,906	1,154,580	2,746,562	2,033,451

Loss from operations	(4,296,994)	(1,638,886)	(6,638,377)	(3,537,575)

Other income:
Reimbursement grant income	66,228	52,268	168,653	353,463
Interest income	639	265	686	1,931
Foreign exchange gain (loss)	12,595	(3,295)	3,837	(24,720)

	79,462	49,238	173,176	330,674

Loss before income taxes	(4,217,532)	(1,589,648)	(6,465,201)	(3,206,901)

Income tax expense	800	800	800	800

Net loss	(4,218,332)	(1,590,448)	(6,466,001)	(3,207,701)

Exchange differences on translation	(15,003)	(63,731)	(20,318)	(45,075)

Net comprehensive loss	$(4,233,335)	$(1,654,179)	$(6,486,319)	$(3,252,776)

Weighted average number of common shares	8,541,146	5,305,763	8,253,715	4,314,676

Loss per common share - basic and diluted	$(0.49)	$(0.30)	$(0.78)	$(0.74)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Cash Flows

	Six Months Ended
	March 31, 2026	March 31, 2025

Cash flows from operating activities:
Net loss	$(6,466,001)	$(3,207,701)
Adjustments for:
Depreciation and amortization	51,332	67,618
Share-based compensation	884,715	147,836
Changes in working capital items:
Accounts and other receivable	428,732	(128,563)
Prepaid expenses and other current assets	(119,798)	76,727
Accounts payable and accrued liabilities	1,117,064	(856,418)

Net cash used in operating activities	(4,103,956)	(3,900,501)

Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	3,497,825	7,497,133
Proceeds from issuance of Series A-1 preferred shares and warrants	-	1,540,820
Proceeds from issuance of Series B-1 preferred shares	-	8,340,000
Payments for issuance costs of common shares and warrants	(151,386)	(294,935)
Payment for issuance costs of preferred shares	-	(215,157)
Payment for issuance costs of warrants	-	(23,446)

Net cash provided by financing activities	3,346,439	16,844,415

Effect of exchange rate changes on cash and cash equivalents	(30,972)	(84,584)

Net change in cash and cash equivalents	(788,489)	12,859,330
Cash and cash equivalents, beginning of the period	10,792,172	1,037,320

Cash and cash equivalents, end of the period	$10,003,683	$13,896,650

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Edesa Biotech, Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders' Equity

	Shares #	Common Shares	Series A-1 Preferred Shares	Series B-1 Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Three Months Ended March 31, 2026
Balance - December 31, 2025	8,333,823	$57,899,593	$1,129,530	$8,168,063	$15,124,219	$(171,086)	$(68,196,040)	$13,954,279

Issuance of common shares upon exercise of restricted share units	41,481	82,415	-	-	(82,415)	-	-	-
Issuance of common shares upon exercise of Series B-1 Preferred shares, net of issuance cost	510,415	959,797	-	(959,797)	-	-	-	-
Issuance costs	-	(8,980)	-	-	-	-	-	(8,980)
Preferred return on Series A-1 preferred shares	-	-	36,987	-	-	-	(36,987)	-
Share-based compensation	-	-	-	-	484,853	-	-	484,853
Net loss and comprehensive loss	-	-	-	-	-	(15,003)	(4,218,332)	(4,233,335)

Balance - March 31, 2026	8,885,719	$58,932,825	$1,166,517	$7,208,266	$15,526,657	$(186,089)	$(72,451,359)	$10,196,817

Three Months Ended March 31, 2025
Balance - December 31, 2024	3,467,658	$47,562,091	$981,174	$-	$14,176,399	$(223,957)	$(60,231,745)	$2,263,962

Issuance of common shares	3,552,534	6,870,373	-	-	-	-	-	6,870,373
Issuance of Series B-1 preferred shares	-	-	-	8,340,000	-	-	-	8,340,000
Issuance of common shares upon exercise of restricted share units	2,486	13,922	-	-	(13,922)	-	-	-
Issuance costs	-	(175,274)	-	(171,937)	-	-	-	(347,211)
Preferred return on Series A-1 preferred shares	-	-	36,576	-	-	-	(36,576)	-
Share-based compensation	-	-	-	-	66,653	-	-	66,653
Net loss and comprehensive loss	-	-	-	-	-	(63,731)	(1,590,448)	(1,654,179)

Balance - March 31, 2025	7,022,678	$54,271,112	$1,017,750	$8,168,063	$14,229,130	$(287,688)	$(61,858,769)	$15,539,598

Six Months Ended March 31, 2026
Balance - September 30, 2025	7,141,783	54,515,421	1,092,133	8,168,063	14,753,110	(165,771)	(65,910,974)	$12,451,982

Issuance of common shares	1,177,568	3,497,825	-	-	-			3,497,825
Issuance of common shares upon exercise of restricted share units	55,953	111,168	-	-	(111,168)	-	-	-
Issuance of common shares upon exercise of Series B-1 Preferred shares, net of issuance cost	510,415	959,797	-	(959,797)	-	-	-	-
Issuance costs	-	(151,386)	-	-	-	-	-	(151,386)
Preferred return on Series A-1 preferred shares	-	-	74,384	-	-	-	(74,384)	-
Share-based compensation	-	-	-	-	884,715	-	-	884,715
Net loss and comprehensive loss	-	-	-	-	-	(20,318)	(6,466,001)	(6,486,319)

Balance - March 31, 2026	8,885,719	$58,932,825	$1,166,517	$7,208,266	$15,526,657	$(186,089)	$(72,451,359)	$10,196,817

Six Months Ended March 31, 2025
Balance - September 30, 2024	3,247,389	$47,236,024	$-	$-	$13,576,757	$(242,613)	$(58,589,013)	$1,981,155

Issuance of common shares	3,772,803	7,497,133	-	-				7,497,133
Issuance of Series A-1 preferred shares and warrants	-	-	998,915	-	541,905	-	-	1,540,820
Issuance of Series B-1 preferred shares	-	-	-	8,340,000		-	-	8,340,000
Issuance of common shares upon exercise of restricted share units	2,486	13,922	-	-	(13,922)	-	-	-
Issuance costs	-	(475,967)	(43,220)	(171,937)	(23,446)	-	-	(714,570)
Preferred return on Series A-1 preferred shares	-	-	62,055	-	-	-	(62,055)	-
Share-based compensation	-	-	-	-	147,836	-	-	147,836
Net loss and comprehensive loss	-	-	-	-	-	(45,075)	(3,207,701)	(3,252,776)

Balance - March 31, 2025	7,022,678	$54,271,112	$1,017,750	$8,168,063	$14,229,130	$(287,688)	$(61,858,769)	$15,539,598

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

For the six months ended March 31, 2026, the Company incurred a comprehensive loss of $6.5 million resulting in an accumulated deficit of $72.5 million. For the six months ended March 31, 2026, the Company had a net cash outflow from operating activities of $4.1 million and ended the period with $10.0 million in cash and cash equivalents and a net working capital surplus of $8.2 million. The Company’s ability to continue as a going concern is dependent on obtaining additional funding through financings, other strategic activities as well as via grants, to fund the development of its drug candidates. There can be no assurance that the Company will be successful in raising the necessary financing. These conditions indicate the existence of a material uncertainty that may cast substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation. All adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included in the interim periods. Operating results for the three and six months ended March 31, 2026 are not necessarily indicative of the results that may be expected for other interim periods or the fiscal year ending September 30, 2026.

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

Intangible assets, net consisted of the following:

	March 31, 2026	September 30, 2025

The Constructs	$2,529,483	$2,529,483

Less: accumulated amortization	(602,393)	(551,807)

Total intangible assets, net	$1,927,090	$1,977,676

Amortization expense amounted to $0.03 million for each of the three months ended March 31, 2026 and March 31, 2025 and $0.05 million for each of the six months ended March 31, 2026 and March 31, 2025.

Total estimated future amortization of intangible assets for each fiscal year is as follows:

Year Ending
September 30, 2026	$50,586
September 30, 2027	101,172
September 30, 2028	101,172
September 30, 2029	101,172
September 30, 2030	101,172
Thereafter	1,471,816

$1,927,090

4. Commitments

Research and other commitments

The Company has commitments for contract manufacturing and other service providers for chemistry, contract research organizations, manufacturing and controls and related development activities associated with its product candidates. Aggregate future contractual payments at March 31, 2026 are as follows:

Year Ending
September 30, 2026	$3,232,000
September 30, 2027	874,000
September 30, 2028	-
September 30, 2029	-
September 30, 2030	-

$4,106,000

License and royalty commitments

In April 2020, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive world-wide rights to certain know-how, patents and data relating to certain monoclonal antibodies (the “Constructs”), including sublicensing rights. An intangible asset for the acquired license has been recognized. See Note 3 for intangible assets. Under the license agreement, the Company is committed to payments of up to an aggregate amount of $356 million contingent upon meeting certain milestones outlined in the license agreement, primarily relating to future potential commercial approval and sales milestones. The Company also has a commitment to pay royalties based on any net sales of products containing the Constructs in the countries where the Company directly commercializes the products containing the Constructs and a percentage of any sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the products containing the Constructs. No milestone, royalty or sublicensing payments were made to the third party during the three and six months ended March 31, 2026 and 2025. In connection with this license agreement and pursuant to a purchase agreement entered into in April 2020, the Company acquired drug substance of one of the Constructs for an aggregate purchase price of $5.0 million. No expense was recorded during the three and six months ended March 31, 2026 and 2025.

In 2016, through its Ontario subsidiary, the Company entered into a license agreement with a third party to obtain exclusive rights to certain know-how, patents and data relating to a pharmaceutical product. The Company will use the exclusive rights to develop the product for therapeutic, prophylactic and diagnostic uses in topical dermal applications and anorectal applications. No intangible assets have been recognized under the license agreement with the third party. Under the license agreement, the Company is committed to payments of various amounts to the third party upon meeting certain milestones outlined in the license agreement, up to an aggregate amount of $18.4 million. Upon divestiture of substantially all of the assets of the Company, the Company shall pay the third party a percentage of the valuation of the licensed technology sold as determined by an external objective expert. The Company also has a commitment to pay the third party a royalty based on net sales of the product in countries where the Company, or an affiliate, directly commercializes the product and a percentage of sublicensing revenue received by the Company and its affiliates in the countries where it does not directly commercialize the product. No license or royalty payments were made to the third party during the three and six months ended March 31, 2026 and 2025.

In March 2021, through its Ontario subsidiary, the Company entered into a license agreement with the inventor of the same pharmaceutical product to acquire global rights for all fields of use beyond those named under the 2016 license agreement. The Company is committed to remaining payments of up to an aggregate amount of $68.9 million, primarily relating to future potential commercial approval and sales milestones. In addition, if the Company fails to file an investigational new drug application or foreign equivalent (“IND”) for the product within a certain period of time following the date of the agreement, the Company is required to remit to the inventor a fixed license fee quarterly as long as the requirement to file an IND remains unfulfilled. For the three and six months ended March 31, 2026 and March 31, 2025, the Company recorded an expense of $25,000 and $50,000, respectively, related to the quarterly fixed license fee under the 2021 license agreement.

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

The Series B-1 Preferred Shares are presented as permanent shareholders’ equity. During the six months ended March 31, 2026, 98 Series B-1 Preferred Shares were converted into 510,415 Common Shares.

The Series B-1 Preferred Shares were issued on February 12, 2025 and were outstanding during the comparative period.

	Series B-1 Convertible Preferred Shares (#)	Series B-1 Convertible Preferred Shares
Six Months Ended March 31, 2026
Balance - September 30, 2025	834	$8,168,063

Conversions	(98)	(980,000)
Issuance costs relieved upon conversion	-	20,203

Balance - March 31, 2026	736	$7,208,266

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

The Series A-1 Convertible Preferred Shares were issued on October 30, 2024 and were outstanding during the comparative period.

	Series A-1 Convertible Preferred Shares (#)	Series A-1 Convertible Preferred Shares
Six Months Ended March 31, 2026
Balance - September 30, 2025	150	1,092,133

Preferred return on Series A-1 Preferred Shares	-	74,384

Balance - March 31, 2026	150	$1,166,517

At The Market offering agreement

On October 4, 2024, the Company entered into an At The Market offering agreement with H.C. Wainwright & Co., LLC as a sales agent (“HCW ATM”) pursuant to which the Company may offer and sell, from time to time, common shares through an at-the-market equity offering program. The Company has no obligation to sell any of the common shares and may at any time suspend sales or terminate the equity distribution agreement in accordance with its terms. For the six months ended March 31, 2026, the Company sold 1,177,568 common shares pursuant to the ATM Agreement under the prospectus supplement filed on September 9, 2025 for net proceeds of approximately $3.4 million, after deducting sales agent commissions. For the three months ended March 31, 2026, the Company did not sell any common shares pursuant to the ATM Agreement. On December 12, 2025, the Company filed a prospectus supplement with the SEC authorizing the offer and sale of up to approximately $2.26 million of common shares pursuant to the ATM Agreement. The Company has not sold any common shares under the December 12, 2025 prospectus supplement.

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

Warrants

A summary of the Company’s warrant activity is as follows:

	Number of Warrant Shares (#)	Weighted Average Exercise Price
Six Months Ended March 31, 2026
Balance - September 30, 2025	934,590	$15.35

Expired	(189,241)	14.26

Balance - March 31, 2026	745,349	$15.62

Six Months Ended March 31, 2025
Balance - September 30, 2024	609,717	$21.74

Issued	326,560	3.45
Expired	(1,687)	22.40

Balance - March 31, 2025	934,590	$15.35

The weighted average contractual life remaining on the outstanding warrants at March 31, 2026 is 29 months.

The following table summarizes information about the warrants outstanding at March 31, 2026:

Number of Warrants (#)	Exercise Prices	Expiry Dates
27,399	$31.94	March 2027
391,390	$24.64	September 2027
326,560	$3.45	October 2029
745,349

No warrants were issued during the six months ended March 31, 2026. The fair value of warrants issued during the six months ended March 31, 2025 was estimated using the Black-Scholes option valuation model using the following assumptions:

Six Months Ended March 31, 2025
Class A Pref Share

Risk free interest rate	4.14%
Expected life (in years)	5
Expected share price volatility	91.24%
Expected dividend yield	0.00%

Share options

The Company adopted an Equity Incentive Compensation Plan in 2019 (the “2019 Plan”) administered by the independent members of the Board of Directors, which amended and restated prior plans. Options, restricted shares and restricted share units are eligible for grant under the 2019 Plan. The total number of shares available for issuance under the terms of the 2019 Plan is 2,367,737. The remaining number of shares available to grant at March 31, 2026 is 624,099. The Company’s 2019 Plan allows options to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the option term is not to exceed 10 years and the exercise price of each option is determined by the independent members of the Board of Directors.

Options have been granted under the 2019 Plan allowing the holders to purchase common shares of the Company as follows:

	Number of Options (#)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Six Months Ended March 31, 2026
Balance - September 30, 2025	378,039	$24.70	$18.12

Balance - March 31, 2026	378,039	$24.70	$18.12

Six Months Ended March 31, 2025
Balance - September 30, 2024	383,040	$24.93	$18.33

Expired	(374)	$246.96	$246.96

Balance - March 31, 2025	382,666	$24.66	$18.10

There were no options exercised during each of the three and six months ended March 31, 2026 and 2025. The intrinsic value of options outstanding at March 31, 2026 was $344.

The weighted average contractual life remaining on the outstanding options at March 31, 2026 is 63 months.

The following table summarizes information about the options under the 2019 Plan outstanding and exercisable at March 31, 2026:

Number of Options (#)	Exercisable at March 31, 2026 (#)	Range of Exercise Prices		Expiry Dates
37,719	37,719	C$	15.12	August 2027 - Dec 2028
43,031	43,031		$22.12	Feb 2030
51,006	51,006		$52.08 - 56.49	September 2030 - Oct 2030
79,651	79,651		$36.75 - 40.18	January 2031 - Sep 2031
56,865	56,865		$25.97	February 2032
109,767	105,195		$4.10 - 10.01	August 2026 - July 2033
378,039	373,467

The options exercisable at March 31, 2026 had a weighted average exercise price of $24.93 and an intrinsic value of $249 and a weighted average remaining life of 63 months. There were 4,572 options at March 31, 2026 that had not vested with a weighted average exercise price of $5.76 and an intrinsic value of $95 and a weighted average remaining life of 86 months.

As of March 31, 2026, the Company had approximately $935 of unrecognized share-based compensation expense, which is expected to be recognized through June 30, 2026.

Restricted share units

The Company's 2019 Plan allows restricted share units (“RSUs”) to be granted to directors, officers, employees and certain external consultants and advisers. Under the 2019 Plan, the RSU term is not to exceed 10 years. The fair value of RSUs is determined based on the market price of the Company’s common shares on the grant date.

The following is a summary of changes in the status of RSUs from October 1, 2025 through March 31, 2026:

	Number of RSU (#)	Weighted Average Grant Date Fair Value
Six Months Ended March 31, 2026
Balance - September 30, 2025	1,243,653	$2.16

Granted	135,506	1.31
Exercised	(55,953)	1.99
Cancelled	(10,137)	1.99

Balance - March 31, 2026	1,313,069	$2.17

Six Months Ended March 31, 2025
Balance - September 30, 2024	63,204	$5.10

Granted	37,429	2.39
Exercised	(2,486)	5.60

Balance - March 31, 2025	98,147	$4.06

The following table summarizes information about the RSUs under the 2019 Plan outstanding and exercisable at March 31, 2026:

	Number of RSU (#)	Exercisable at March 31, 2026 (#)	Expiry Date
Fully-vested RSUs	273,424	273,424	August 2033 - March 2036
Vesting in the next 12 months	236,737	193,053	May 2035
Vesting from 13–24 months	390,321	180,925	May 2035
Vesting in 24 months or greater	412,587	104,071	May 2035
	-
	1,313,069	751,473

The Company has granted RSUs with varying vesting schedules. Certain RSUs vest immediately upon the grant date, while others vest over a period ranging from 12 to 36 months. Outstanding RSUs can be converted to Common Shares by the holder at any time after vesting and before the expiry date. As of March 31, 2026, the Company had approximately $1.1 million of unrecognized restricted share unit compensation expense, which is expected to be recognized over a period of 26 months.

The Company recorded $0.48 million and $0.07 million of share-based compensation expenses for the three months ended March 31, 2026 and 2025, respectively, and $0.88 million and $0.15 million for the six months ended March 31, 2026 and 2025, respectively. These amounts include expenses related to both stock options and RSUs granted to employees and directors under the Company’s equity compensation plans.

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

Under the 2023 SRF Agreement the Company recorded grant income of $0.1 million and $0.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively, and $0.2 million and $0.4 million for the six months ended March 31, 2026 and March 31, 2025, respectively.

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

(b) Interest rate and credit risk

Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in interest rates. The Company does not believe that the results of operations or cash flows would be affected to any significant degree by a significant change in market interest rates, relative to interest rates on cash and cash equivalents due to the short-term nature of these balances. The Company is also exposed to credit risk at period end from the carrying value of its cash and cash equivalents and accounts and other receivable. The Company manages this risk by maintaining bank accounts with Canadian Chartered Banks, U.S. banks believed to be creditworthy and money market mutual funds of U.S. government securities. The Company’s cash is not subject to any external restrictions. The Company assesses the collectability of accounts and receivables through a review of the current aging and terms, as well as an analysis of historical collection rates, general economic conditions and credit status of government agencies. Credit risk for the reimbursement grant and HST refunds receivable are not considered significant since amounts are due from the Canadian government’s SRF and the Canada Revenue Agency.

(c) Foreign exchange risk

The Company and its subsidiary have balances in Canadian dollars that give rise to exposure to foreign exchange (“FX”) risk relating to the impact of translating certain non-U.S. dollar balance sheet accounts as these statements are presented in U.S. dollars. A strengthening U.S. dollar will lead to a FX loss while a weakening U.S. dollar will lead to a FX gain. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks. At March 31, 2026, the Company and its Canadian subsidiary had assets denominated in Canadian dollars of approximately C$3.4 million and the U.S. dollar exchange rate at this date was equal to 1.3933 Canadian dollars. Based on the exposure at March 31, 2026, a 10% annual change in the Canadian/U.S. exchange rate would impact the Company’s loss and other comprehensive loss by approximately $0.2 million.

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

In connection with the Series B-1 Purchase Agreement, on February 12, 2025, the Company also entered into an Investor Rights Agreement (“IRA”) with the Series B-1 Investors, whereby the Company agreed to provide the Series B-1 Investors with certain registration and other rights. The IRA provides that the board of directors, following the Company’s annual meeting  held on May 28, 2025, shall consist of seven members, one of whom shall be a director nominated by the lead investor (the “Lead Investor Nominee”), who shall serve on the board effective as of the Closing Date, until the earlier of such time as (i) the lead investor no longer holds at least 51% of the Common Shares (calculated on an as-converted-to-Common Shares basis), subject to appropriate adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization with respect to the Common Shares issued in the private placement, or (ii) the lead investor beneficially owns less than 5% of the outstanding Common Shares as a result of a disposition of shares (such period, the “Lead Investor Rights Period”). The Company also agreed to use its reasonable best efforts to solicit shareholder approval of the Lead Investor Nominee at each general or special meeting of shareholders of the Company at which an election of directors is held during the Lead Investor Rights Period.

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

During the three and six months ended March 31, 2026 and 2025, the Company paid cash of approximately $19,000 and $39,000 in 2026, and $18,000 and $37,000 in 2025, respectively, for a lease from a company controlled by the Company’s CEO. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. The Company extended the lease beyond its December 31, 2024 expiration to November 30, 2025 and upon expiry the lease is month to month and either party will have the right to terminate on 30 days’ notice. Approximately $6,000 of rent was payable at March 31, 2026, while approximately $13,000 was payable at March 31, 2025.

During the three and six months ended March 31, 2026 and 2025, the Company did not incur any standby charges related to the Credit Agreement. The Credit Agreement was terminated in October 2024. Prior to its termination, the Company had not borrowed any funds under the agreement and incurred no termination penalties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of March 31, 2026 and our audited consolidated financial statements for the year ended September 30, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on December 12, 2025.

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

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed interim consolidated financial statements as of March 31, 2026 and September 30, 2025 and for the three and six months ended March 31, 2026 and 2025 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we have prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. The preparation of these condensed interim financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed interim financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In Medical Dermatology we are developing EB06, an anti-CXCL10 monoclonal antibody candidate, as a therapy for vitiligo, a common autoimmune disorder that causes skin to lose its color in patches. CXCL10 has been shown to play a key role in the disease, and neutralization of CXCL10 has been demonstrated to both prevent and reverse depigmentation in animal models. To date, EB06 has demonstrated a favorable safety and tolerability profile. We have received regulatory approval from Health Canada to conduct a Phase 2 proof of concept study of EB06 in patients with moderate-to-severe nonsegmental vitiligo and we are in discussions with the U.S. Food and Drug Administration (“FDA”) for the same study. Subject to regulatory approval, we anticipate initiating siteactivation and patient enrollment by midyear 2026. Our Medical Dermatology assets also include EB01 (1.0% daniluromer cream), a Phase 3-ready asset developed for use as a potential therapy for moderate-to-severe chronic Allergic Contact Dermatitis (“ACD”), a common occupational skin condition. This asset is at the partnering stage.

Our most advanced Respiratory drug candidate is paridiprubart. Paridiprubart represents a new class of emerging therapies called Host-Directed Therapeutics (“HDTs”) that are designed to modulate the body’s own immune response when confronted with infectious diseases or even chemical agents. In October 2025, we reported that paridiprubart met primary and secondary endpoints with statistical significance, providing clinically meaningful improvement in survival and recovery, in a truncated Phase 3 clinical study of hospitalized patients with Acute Respiratory Distress Syndrome (“ARDS”), a life-threatening form of respiratory failure. We subsequently reported positive additional data from the same study. These results represent a broader, 278-patient population, which includes both previously reported 104 patients requiring invasive mechanical ventilation (“IMV”) as well as 174 non-IMV patients. Across this full population, paridiprubart demonstrated a statistically significant reduction in 28-day mortality. Treatment benefits were consistent across severity groups and in patients with serious comorbidities. Paridiprubart is also being evaluated in an ongoing U.S. government-funded platform study investigating three novel threat-agnostic HDTs in hospitalized patients with ARDS. Certain development expenses, including manufacturing scale-up, for our EB05 program are also eligible for reimbursement from the Government of Canada under a 2023 grant and funding award. We are also pursuing additional uses for paridiprubart in chronic diseases.

Significant Accounting Policies and Estimates

See Note 3 to our financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2025 for a discussion of our significant accounting policies and estimates. There have been no material changes to such significant accounting policies or estimates.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

Total operating expenses increased by $2.7 million to $4.3 million for the three months ended March 31, 2026 compared to $1.6 million for the same period last year.

●	The following table summarizes our R&D expenses incurred during the three months ended March 31, 2026 and 2025, together with the dollar increase or decrease in those items:

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	$
Program-specific external costs:
EB06	$2,127,007	$59,096	$2,067,911
EB05	193,498	131,382	62,116
Other development and discovery programs	55,513	30,976	24,537
Total program-specific costs	2,376,018	221,454	2,154,564

Unallocated internal costs
Non-program specific external costs	-	1,190	(1,190)
Unallocated internal costs	391,070	261,662	129,408
Total unallocated internal costs	391,070	262,852	128,218

Total research and development costs	2,767,088	484,306	2,282,782

●	Research and development (“R&D”) expenses increased by $2.3 million to $2.8 million for the three months ended March 31, 2026 compared to $0.5 million for the same period last year, primarily due to increased expenses for manufacturing-related activities and other preparations for the planned Phase 2 clinical study of EB06 in vitiligo patients; increased expenses related to regulatory and manufacturing readiness for paridiprubart, and increased unallocated research costs. Our R&D expenses consist primarily of employee-related expenses, including salaries, benefits, taxes, travel, and share-based compensation expense for personnel in R&D functions; expenses related to process development and production of product candidates paid to contract manufacturing organizations, including the cost of acquiring, developing, and manufacturing research material; costs associated with clinical activities, including expenses for contract research organizations; and clinical trials and activities related to regulatory filings for our product candidates, including regulatory consultants.

●

General and administrative (“G&A”) expenses increased by $0.3 million to $1.5 million for the three months ended March 31, 2026 compared to $1.2 million for the same period last year primarily due to an increase in salaries and related costs, and professional fees. Our G&A expenses consist primarily of salaries and related costs for our employees in administrative, executive and finance functions. G&A expenses also include professional fees for legal, accounting, audit, tax and consulting services, insurance, office, and travel expenses.

Total other income increased by approximately $30,000 to $79,000 for the three months ended March 31, 2026 compared to $49,000 for the same period last year and was composed of the following:

●

Grant income increased by $14,000 to $66,000 for the three months ended March 31, 2026 compared to $52,000 for the same period last year, reflecting an increase in grant income associated with reimbursable expenses under the 2023 SRF Agreement.

●	Interest income was nominal for the three months ended March 31, 2026 and 2025, primarily due to minimal interest earned on cash balances and lower average interest rates.
●	Foreign exchange gain increased to approximately $13,000 for the three months ended March 31, 2026 compared to a foreign exchange loss of approximately $3,000 for the same period in 2025.

For the three months ended March 31, 2026, our net loss was $4.2 million, or $0.49 per common share, compared to a net loss of $1.6 million, or $0.30 per common share for the three months ended March 31, 2025.

Comparison of the Six Months Ended March 31, 2026 and 2025

Total operating expenses increased by $3.1 million to $6.6 million for the six months ended March 31, 2026 compared to $3.5 million for the same period last year.

●	The following table summarizes our R&D expenses incurred for the six months ended March 31, 2026 and 2025, together with the dollar increase or decrease in those items:

	Six Months Ended		Change
	March 31, 2026	March 31, 2025	$
Program-specific external costs:
EB06	$2,579,625	$70,868	$2,508,757
EB05	467,110	860,615	(393,505)
Other development and discovery programs	85,831	60,553	25,278
Total program-specific costs	3,132,566	992,036	2,140,530

Unallocated internal costs
Non-program specific external costs	-	1,190	(1,190)
Unallocated internal costs	759,249	510,898	248,351
Total unallocated internal costs	759,249	512,088	247,161

Total research and development costs	3,891,815	1,504,124	2,387,691

●

R&D expenses increased by $2.4 million to $3.9 million for the six months ended March 31, 2026 compared to $1.5 million for the same period last year, primarily due to increased expenses for manufacturing-related activities and other preparations for the planned Phase 2 clinical study of EB06 in vitiligo patients, as well as increased unallocated research costs, which were partially offset by decreased expenses related to the completion of the Phase 3 study of paridiprubart. Our R&D expenses consist primarily of employee-related expenses, including salaries, benefits, taxes, travel, and share-based compensation expense for personnel in R&D functions; expenses related to process development and production of product candidates paid to contract manufacturing organizations, including the cost of acquiring, developing, and manufacturing research material; costs associated with clinical activities, including expenses for contract research organizations; and clinical trials and activities related to regulatory filings for our product candidates, including regulatory consultants.

●

G&A expenses increased by $0.7 million to $2.7 million for the six months ended March 31, 2026 compared to $2.0 million for the same period last year primarily due to an increase in salaries and related costs, and professional fees. Our G&A expenses consist primarily of salaries and related costs for our employees in administrative, executive and finance functions. G&A expenses also include professional fees for legal, accounting, audit, tax and consulting services, insurance, office, and travel expenses.

Total other income decreased by approximately $158,000 to $173,000 for the six months ended March 31, 2026 compared to $331,000 for the same period last year and was composed of the following:

●

Grant income decreased by $184,000 to $169,000 for the six months ended March 31, 2026 compared to $353,000 for the same period last year, reflecting a decrease in grant income associated with reimbursable expenses under the 2023 SRF Agreement.

●	Interest income was nominal for the six months ended March 31, 2026 and 2025, primarily due to minimal interest earned on cash balances and lower average interest rates.
●	Foreign exchange gain increased to $4,000 for the six months ended March 31, 2026 compared to a foreign exchange loss of $25,000 for the same period in 2025.

For the six months ended March 31, 2026, our net loss was $6.5 million, or $0.78 per common share, compared to a net loss of $3.2 million, or $0.74 per common share for the six months ended March 31, 2025.

Capital Expenditures

Our capital expenditures primarily consist of computer and office equipment. There were no significant capital expenditures for the three and six months ended March 31, 2026 and 2025.

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

Our primary use of cash is to fund our operating expenses, which consist of R&D and G&A expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Net cash used in operating activities was $4.1 million for the six months ended March 31, 2026, compared to $3.9 million for the same period in 2025. We incurred net losses of $6.5 million for the six months ended March 31, 2026, compared to $3.2 million for the same period in 2025. We ended the period with $10.0 million in cash and cash equivalents and working capital of $8.2 million, compared to $10.8 million in cash and cash equivalents and working capital of approximately $10.4 million as of September 30, 2025.

On February 12, 2025, we entered into a Securities Purchase Agreement (the “Series B-1 Purchase Agreement”) with a lead investor and several additional investors signatory thereto (the “Series B-1 Investors”), pursuant to which we sold to the Series B-1 Investors in a private placement, an aggregate of (i) 834 Series B-1 Preferred Shares, each of which is initially convertible into approximately 5,208 common shares (the “Series B-1 Conversion Shares”) at a conversion price of $1.92 per Series B-1 Conversion Share, and (ii) 3,468,746 common shares. The purchase price per Series B-1 Preferred Share was $10,000 and the purchase price per common share was $1.92. The gross proceeds were approximately $15.0 million, prior to deducting offering expenses payable by us. During the six months ended March 31, 2026, 98 Series B-1 Preferred Shares were converted into 510,415 common shares. A holder of Series B-1 Preferred Shares will not have the right to convert any portion of its Series B-1 Preferred Shares if, together with its affiliates, it would beneficially own in excess of 4.99% (or, at the option of the holder, 9.99%) of the number of common shares outstanding immediately after giving effect to such conversion, provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%.

In July 2025, we filed with the SEC a shelf registration statement on Form S-3, allowing for the offer and sale of up to $150.0 million of securities , which was declared effective on September 9, 2025. Such registration statement replaced our previous shelf registration statement that expired in August 2025.

In October 2024, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC as a sales agent (“HCW ATM”) pursuant to which we may offer and sell, from time to time, common shares through an at-the-market equity offering program. For the six months ended March 31, 2026, we sold a total of 1,177,568 common shares pursuant to the HCW ATM agreement for net proceeds of approximately $3.4 million. For the six months ended March 31, 2025, we sold 3,772,803 common shares for net proceeds of approximately $7.2 million pursuant to the HCW ATM. We did not sell any common shares pursuant to the HCW ATM during the three months ended March 31, 2026.

On December 12, 2025, we filed a prospectus supplement with the SEC to increase the maximum aggregate offering amount of common shares issuable under the HCW ATM by $2.26 million. We have not sold any common shares under the December 12, 2025 prospectus supplement.

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

In October 2023, we entered into the 2023 SRF Agreement with the Canadian Government’s SRF. Under the 2023 SRF Agreement, the Government of Canada committed up to C$23 million in partially repayable funding. Of the C$23 million committed by SRF, up to C$5.8 million is not repayable by us. The remaining C$17.2 million is conditionally repayable starting in 2032 only if and when we earn gross revenue. For the three and six months ended March 31, 2026 and 2025, we recorded grant income of $0.1 million and $0.1 million, and $0.2 million and $0.4 million, respectively, related to the 2023 SRF Agreement. On September 30, 2025, the 2023 SRF Agreement was amended to, among other things, extend the program period to December 31, 2028 from December 31, 2025 and defer the start of the conditional repayment period from 2029 to 2032.

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

At March 31, 2026, we had an accumulated deficit of $72.5 million and working capital of $8.2 million, including $10.0 million in cash and cash equivalents. We expect that our cash and cash equivalents at March 31, 2026, future sales of common shares pursuant to the HCW ATM and reimbursements of eligible R&D expenses under the 2023 SRF Agreement will not be sufficient to fund our operating expenses including the advancement of the vitiligo program through the end of fiscal 2026. Management has flexibility to adjust this timeline by making changes to planned expenditures related to, among other factors, the size and timing of clinical trial expenditures and manufacturing campaigns, staffing levels, and the acquisition or in-licensing of new product candidates. To help fund our operations and meet our obligations in the future, we plan to seek additional financing through the sale of equity, government grants, debt financings or other capital sources, including potential future licensing, collaboration or similar arrangements with third parties or other strategic transactions. If we raise additional funds by issuing equity securities, our shareholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our existing shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development of our product candidates.

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

Cash Flows

Net cash used in operating activities

Net cash used in operating activities was $4.1 million for the six months ended March 31, 2026 compared to $3.9 million for the six months ended March 31, 2025, primarily due to a higher net loss, partially offset by higher noncash share-based compensation and favorable net changes in working capital. Favorable net changes in working capital were driven primarily by a $0.4 million decrease in accounts and other receivable and a $1.1 million increase in accounts payable and accrued liabilities, partially offset by a $0.1 million increase in prepaid expenses and other current assets.

Net cash used in investing activities

There was no cash used in investing activities for the six months ended March 31, 2026 and 2025, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $3.3 million for the six months ended March 31, 2026 compared to $16.8 million for the six months ended March 31, 2025, primarily due to lower proceeds from financing activities during the current period. During the six months ended March 31, 2026, financing cash flows primarily related to net proceeds from issuances of common shares under the HCW ATM, net of issuance costs. During the six months ended March 31, 2025, financing cash flows primarily related to proceeds from issuances of common shares and the Series A-1 and Series B-1 preferred share financings, net of issuance costs.

Research and Development

Our primary business is the development of innovative therapeutics for inflammatory and immune-related diseases with clear unmet medical needs. We focus our resources on R&D activities, including the conduct of clinical studies and product development, and expense such costs as they are incurred.

R&D expenses, which have historically varied based on the level of activity in our clinical programs, are significantly influenced by study initiation expenses and patient recruitment rates, and as a result are expected to continue to fluctuate, sometimes substantially. Our R&D expenses were $2.8 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively, and $3.9 million and $1.5 million for the six months ended March 31, 2026 and 2025, respectively.  For the three months ended March 31, 2026, the increase was primarily due to increased expenses for manufacturing-related activities and other preparations for the planned Phase 2 clinical study of EB06 in vitiligo patients; increased expenses related to regulatory and manufacturing readiness for paridiprubart; and increased unallocated research costs. For the six months ended March 31, 2026, the increase was primarily due to increased expenses for manufacturing-related activities and other preparations for the planned Phase 2 clinical study of EB06 in vitiligo patients, as well as increased unallocated research costs, which were partially offset by decreased expenses related to the completion of the Phase 3 study of paridiprubart.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2026 were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company's directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2026 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

Date: May 14, 2026	EDESA BIOTECH, INC.

/s/ Pardeep Nijhawan
Pardeep Nijhawan, MD, Director, Chief Executive Officer and
Corporate Secretary
(Principal Executive Officer)

Date: May 14, 2026

/s/ Peter J. Weiler
Peter J. Weiler, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)